Form 10-Q
period 1998-06-30
HOMETOWN AUTO RETAILERS INC
filed 1998-09-11
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                        Commission file number: 000-24669

                          HOMETOWN AUTO RETAILERS, INC.
             (Exact name of Registrant as specified in its charter)

                   Delaware                          06-1501703
           (State or other jurisdiction of         (IRS Employer
         incorporation or organization)          Identification No.)

                              831 Straits Turnpike
                               Watertown, CT 06795
               (Address of principal executive offices) (Zip code)

                                 (860) 945-4900
               (Registrant's telephone number including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Title                                     Outstanding
      -------------------------------------------------              -----------
      Common Stock, Class A, par value $.001 per share                2,040,000
      Common Stock, Class B, par value $.001 per share                3,760,000

                           FORWARD LOOKING STATEMENTS

      When used in the Quarterly Report on Form 10Q, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of the Company to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          HOMETOWN AUTO RETAILERS, INC.

                              BASIS OF PRESENTATION

      In July 1998, Hometown Auto Retailers, Inc. ("Hometown" or the "Company") completed simultaneously the combination of three automobile dealership groups (the "Core Operating Companies"), the acquisition of certain assets and liabilities of another three dealerships (the "Acquisitions") and an initial public offering (the "Offering"). The Core Operating Companies were acquired in exchange for common stock of Hometown Auto Retailers, Inc. The Acquisitions were acquired for cash.

      The accompanying historical balance sheets as of June 30, 1998 and December 31, 1997, the statements of operations for the three months and six months ended June 30, 1998 and 1997, and the statements of cash flows for the six months ended June 30, 1998 and 1997, presents the operations of E.R.R. Enterprises, Inc. ("Shaker"), one of the Core Operating Companies which has been identified as the accounting acquiror for financial presentation purposes in accordance with SAB No. 97 because its stockholders hold the single largest voting interest subsequent to the Offering.

      The Company believes that; (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of June 30, 1998; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

      The unaudited pro forma financial information presented in footnote 5, "Subsequent Events", does not purport to be indicative of the financial position or operating results which would have been achieved had the acquisitions taken place at the dates indicated and should not be construed as representative of the Company's financial position or results of operations for any future date or period.

      The Company's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) factors related to the automobile and truck manufacturers from which the Company holds franchises ("Manufacturer"), primarily the historical timing of major Manufacturer incentive programs and model changeovers, (ii) weather-related factors, which primarily affect parts and service and (iii) consumer buying patterns.

                          HOMETOWN AUTO RETAILERS, INC.
     (Consisting exclusively of financial information of E.R.R. Enterprises, a predecessor)
                            UNAUDITED BALANCE SHEETS
                                 (in thousands)

                                                         June 30,   December 31,
                                                           1998        1997
                                                         -------    ------------
Current Assets
   Cash and cash equivalents .......................     $ 3,678         $ 3,539
   Accounts receivable, net ........................       1,239             914
   Inventories .....................................       6,286           7,609
   Prepaid expenses and other current assets .......         642             234
   Deferred income taxes ...........................         167              --
                                                         -------         -------
      Total current assets .........................      12,012          12,296
Property and equipment, net ........................       1,256           1,346
Due from related parties ...........................         288             294
Deferred income taxes ..............................         488              --
Other assets .......................................          --             106
                                                         -------         -------
      Total Assets .................................     $14,044         $14,042
                                                         =======         =======
Current Liabilities
   Floor plan notes payable ........................       4,875           6,761
   Accounts payable and accrued expenses ...........         857             463
   Accrued compensation due to owners ..............       2,500              --
   Current maturities of long-term debt ............          50             278
   Other current bank borrowings ...................          83              85
   Income taxes payable ............................         146             146
                                                         -------         -------
      Total current liabilities ....................       8,511           7,733
Long-term debt .....................................         290             107
Long-term deferred income taxes ....................         164             164
Due to related parties .............................         912             888
Other long-term liabilities ........................          52              52
Stockholders' Equity
   Common stock, Class A, $5.00 par value,
   10,000 shares authorized, 7,218
   issued and outstanding; Common stock,
   Class B, $1.84 stated value, 18,045
   authorized, issued and outstanding ..............          69              69
   Retained earnings ...............................       4,046           5,029
                                                         -------         -------
      Total stockholders' equity ...................       4,115           5,098
                                                         -------         -------
      Total liabilities and stockholders' equity ...     $14,044         $14,042
                                                         =======         =======

The accompanying Notes to Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC,
     (Consisting exclusively of financial information of E.R.R. Enterprises, a predecessor)
                       UNAUDITED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                          For the Three Months   For the Six Months
                                             Ended June 30,        Ended June 30,
                                          --------------------   ------------------
                                            1998        1997        1998        1997
                                          ---------  ---------   --------  --------
Revenues
   New vehicle sales ................   $  7,482    $  7,748    $ 13,449    $ 14,693
   Used vehicle sales ...............      5,243       5,875      10,966      10,980
   Parts and service sales ..........      1,623       1,665       3,236       3,339
   Other dealership revenues, net ...        474         451         915         830
                                        --------    --------    --------    --------
      Total revenues ................     14,822      15,739      28,566      29,842

Cost of sales
   New vehicle sales ................      7,027       7,268      12,617      13,800
   Used vehicle sales ...............      4,742       5,437       9,879       9,854
   Parts and service sales ..........        848         891       1,733       1,799
                                        --------    --------    --------    --------
Cost of sales .......................     12,617      13,596      24,229      25,453
                                        --------    --------    --------    --------
      Gross profit ..................      2,205       2,143       4,337       4,389

Selling, general and administrative
   expenses .........................      1,713       1,723       5,907       3,493
                                        --------    --------    --------    --------

      Income (loss) from operations .        492         420      (1,570)        896

Other income (expense)
   Interest expense, net ............        (43)        (64)       (100)       (140)
   Other income (expense), net ......         39          (1)         33           5
                                        --------    --------    --------    --------
      Income (loss) before taxes ....        488         355      (1,637)        761

Provision (benefit) for income taxes         196         142        (654)        304
                                        --------    --------    --------    --------
      Net income (loss) .............   $    292    $    213    $   (983)   $    457
                                        ========    ========    ========    ========

Earnings per share, basic and diluted
  (see note 3) ......................   $  11.56    $   8.43    $ (38.91)   $  18.09
Weighted average shares
  (see note 3) ......................     25,263      25,263      25,263      25,263

The accompanying Notes to Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
     (Consisting exclusively of financial information of E.R.R. Enterprises, a predecessor)
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 For the Six Months Ended June 30,
                                                                 ---------------------------------
                                                                            1998       1997
                                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................   $  (983)   $   457
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities -
   Depreciation and amortization ......................................        82         97
   Gain on sale of assets .............................................       (28)        --
   Deferred income taxes ..............................................      (655)        89
   Changes in assets and liabilities:
      Accounts receivable, net ........................................      (325)      (153)
      Inventories .....................................................     1,323       (119)
      Prepaid expenses and other current assets .......................      (408)      (158)
      Other assets ....................................................       106         61
      Floor plan notes payable ........................................    (1,886)         5
      Accounts payable, accrued expenses and accrued compensation .....     2,894        577
      Income taxes payable ............................................        --        (30)
      Other long term liabilities .....................................        --        188
                                                                          -------    -------
   Net cash provided by operating activities ..........................       120      1,014
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment .................................       (18)      (106)
   Proceeds from sale of property and equipment .......................        54         --
                                                                          -------    -------
   Net cash provided by (used in) investing activities ................        36       (106)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt ...............................       (45)      (195)
   Other current bank borrowings, net of repayments ...................        (2)        13
   Due from/to related parties ........................................        30        (99)
                                                                          -------    -------
   Net cash used in financing activities ..............................       (17)      (281)
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................       139        627
CASH AND CASH EQUIVALENTS, beginning of period ........................     3,539      3,081
                                                                          -------    -------
CASH AND CASH EQUIVALENTS,  end of period .............................   $ 3,678    $ 3,708
                                                                          =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest                                                 $    76    $    94
 Cash paid for - Taxes                                                         --         99

The accompanying Notes to Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION:

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown was founded on March 10, 1997 as Dealerco, Inc., a New York Corporation, and later changed its state of incorporation by merging into Hometown Auto Retailers, Inc., a Delaware Corporation. Hometown's purpose is to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England. Hometown was formed to combine three dealership groups (the Core Operating Companies) located in New Jersey and Connecticut, acquire three other dealerships (the Acquisitions) located in Connecticut, Vermont and Massachusetts, complete an initial public offering (the Offering) of its Common Stock and, subsequent to the Offering, continue to acquire, through merger or purchase, additional dealerships to expand its regional operations.

      Hometown and each of the Core Operating Companies and Acquisitions are autonomous and independent without any common ownership until July 31, 1998.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      For financial statement presentation purposes, as required by the Securities and Exchange Commission, E.R.R. Enterprises, one of the Core Operating Companies, has been identified as the accounting acquirer in the July 1998 combination.

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of this statement will have a material impact on its financial statements.


3.    EARNINGS PER SHARE:

      Statement No. 128 "Earnings Per Share" ("SFAS 128") requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of June 30, 1998 and 1997, the Company does not have any potentially dilutive securities.

      For this presentation, the "Earnings per share" and "Weighted average shares" are those of E.R.R. Enterprises, Inc. and are based on the outstanding shares of E.R.R. Enterprises, Inc.

                          HOMETOWN AUTO RETAILERS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4.    INVENTORIES:

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                         6/30/98        12/30/97
                                                         -------        --------
                                                             (in thousands)
New Vehicles                                              $3,057          $4,623
Used Vehicles                                              2,648           2,420
Parts, accessories and other                                 581             566
                                                          ------          ------
  Total Inventories                                       $6,286          $7,609
                                                          ======          ======

5.    SUBSEQUENT EVENTS:

      In July 1998, Hometown Auto Retailers, Inc. ("Hometown" or the "Company") completed simultaneously its combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown Auto Retailers, Inc. and the Acquisitions were acquired for cash.

      The following table sets forth the consideration paid to the stockholders of the Core Operating Companies (excluding E.R.R. Enterprises), the Acquisitions and the associated transaction costs, along with the estimated "Excess of purchase price over net tangible assets acquired". For presentation purposes, Muller represents the total of Muller Toyota, Muller Chevrolet, and William Chevrolet (a discontinued operation):

                                                                                                           Associated
                                            Westwood      Muller     Bay State    Brattleboro    Pride        Costs          Total
                                            --------      ------     ---------    -----------    -----     ----------        -----
                                                                          ( in thousands, except share data)
Cash ..................................   $       --   $       --   $    3,000   $    2,690   $      878   $      175   $    6,743
Common Stock ..........................        6,110        6,110           --           --           --           --       12,220
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Total                                    6,110        6,110        3,000        2,690          878          175       18,963
Less: Book value of net tangible assets
acquired ..............................        1,619          409          377          109          323           --        2,837
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Excess of purchase price over net book
value of assets acquired ..............   $    4,491   $    5,701   $    2,623   $    2,581   $      555   $      175   $   16,126
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========
Number of shares
                                             940,000      940,000           --           --           --           --    1,880,000

                          HOMETOWN AUTO RETAILERS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.    SUBSEQUENT EVENTS (Continued):

      The 1998 pro forma combined data presented on the following pages represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, and the Offering had occurred on January 1, 1997, and includes the effects of the specific pro forma adjustments detailed below. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) amortization of the "excess purchase price over net tangible assets acquired" using an estimated useful life of 40 years; (b) adjusting compensation expense and management fees to the level that certain management employees and owners of the Core Operating Companies and the Acquisitions will contractually receive subsequent to the closing of the combination and the Acquisitions; (c) adjusting rent expense to reflect newly negotiated fair market value leases; (d) adjustments to interest income on Cash and Cash Equivalents not realized as part of the combination and the Acquisitions offset by the reduction of interest expense on certain long-term debt that will be liquidated out of proceeds of the Offering and the reduction of interest expense on debt and leases not assumed as part of the transactions with the acquired dealerships; (e) adjustments to interest expense resulting from the repayment of floor plan obligations with proceeds from the Offering and the interest savings for refinancing the balance of the floor plan obligations with a commercial lender; (f) adjustments for incremental provision for federal and state income taxes relating to the pro forma adjustments described above and the loss of S-corporation status of Muller Toyota, Muller Chevrolet, Bay State and Brattleboro; (g) the accounting adjustments required to reflect the purchase of the Core Operating Companies and the Acquisitions, the recording of the associated transaction costs and the settlement of certain related party payables and a distribution to the owners of Shaker; (h) the adjustments needed to record the receipt of the net Offering; (i) adjustments to reflect the settlement of the cash portion of the acquisitions; and (j) adjustments to reflects the pay-down of certain long-term debt; and (k) adjustment to reflects the pay-down of floor plan obligations with proceeds from the Offering.

                          HOMETOWN AUTO RETAILERS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.    SUBSEQUENT EVENTS (Continued):

      The following table of summary pro forma unaudited financial data presents, for the three months ended March 31, 1998 and June 30, 1998 and for the six months ended June 30, 1998, certain combined pro forma financial data as if the combinations of the Core Operating Companies, the Acquisitions and the Offering had occurred as of January 1, 1997.

                                                    For the Three Months           For the Three Months          For the Six Months
                                                    Ended March 31, 1998           Ended June 30, 1998           Ended June 30, 1998
                                                  ---------------------------    ------------------------      ---------------------
                                                                 % of Total                   % of Total                  % of Total
                                                   Amount          Revenue         Amount       Revenue          Amount     Revenue
                                                  -----------    ------------    ----------   ------------     --------   ----------
                                                                         (in thousands, except per share data)
Income Statement Data:
Revenues
   New vehicle sales ...........................  $    31,430          54.1%  $    36,574          58.2%  $    68,004          56.2%
   Used vehicle sales ..........................       19,861          34.2%       19,583          31.1%       39,444          32.6%
   Parts and service sales .....................        5,262           9.1%        5,182           8.2%       10,444           8.6%
   Other dealership revenues, net ..............        1,500           2.6%        1,551           2.5%        3,051           2.5%
                                                  -----------   -----------   -----------   -----------   -----------   -----------
      Total revenues ...........................       58,053         100.0%       62,890         100.0%      120,943         100.0%
Cost of sales ..................................       50,275          86.6%       54,891          87.3%      105,166          87.0%
                                                  -----------   -----------   -----------   -----------   -----------   -----------
      Gross profit .............................        7,778          13.4%        7,999          12.7%       15,777          13.0%
Amortization of excess of purchase
    price over net tangible assets acquired ....          100           0.2%           99           0.2%          199           0.2%
Selling, general and administrative expenses ...        5,988          10.3%        6,128           9.7%       12,116          10.0%
                                                  -----------   -----------   -----------   -----------   -----------   -----------
      Income from operations ...................        1,690           2.9%        1,772           2.8%        3,462           2.9%

Other income (expense)
   Interest expense, net .......................         (240)         -0.4%         (207)         -0.3%         (447)         -0.4%
   Other expense, net ..........................          (11)          0.0%          (22)          0.0%          (33)          0.0%
                                                  -----------   -----------   -----------   -----------   -----------   -----------
      Income before taxes ......................        1,439           2.5%        1,543           2.5%        2,982           2.5%
Provision for income taxes .....................          576           1.0%          617           1.0%        1,193           1.0%
                                                  -----------   -----------   -----------   -----------   -----------   -----------
      Net income ...............................  $       863           1.5%  $       926           1.5%  $     1,789           1.5%
                                                  ===========   ===========   ===========   ===========   ===========   ===========
Earnings per share, basic and
      diluted (see note 3) .....................  $      0.15                 $      0.16                 $      0.31
Weighted average shares ........................    5,800,000                   5,800,000                   5,800,000

Other Data:
Retail new vehicles sold .......................        1,195                       1,416                       2,611
Retail used vehicles sold ......................        1,094                       1,065                       2,159

                          HOMETOWN AUTO RETAILERS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.    SUBSEQUENT EVENTS (Continued):

      The following table of summary pro forma unaudited balance sheet data presents, for the six months ended June 30, 1998, certain combined pro forma financial data as if the combinations of the Core Operating Companies, the Acquisitions and the Offering had occurred as of January 1, 1997.

                                                                   June 30, 1998
                                                                  --------------
                                                                  (in thousands)
Current Assets
   Cash and cash equivalents ...................................         $ 2,511
   Accounts receivable, net ....................................           3,583
   Inventories .................................................          24,822
   Prepaid expenses and other current assets ...................              71
   Deferred income taxes .......................................             461
                                                                         -------
      Total current assets .....................................          31,448

Property and equipment, net ....................................           3,008
Receivable from finance companies ..............................           1,111
Due from related parties .......................................             469
Deferred income taxes ..........................................             488
Excess of purchase price over net tangible assets acquired .....          16,126
Other assets ...................................................             439
                                                                         -------
      Total Assets .............................................         $53,089
                                                                         =======
Current Liabilities
   Floor plan notes payable ....................................         $16,019
   Accounts payable and accrued expenses .......................           3,243
   Current maturities of long-term debt ........................              96
   Other current bank borrowings ...............................           1,283
   Income taxes payable ........................................             607
                                                                         -------
      Total current liabilities ................................          21,248
Long-term debt .................................................             243
Long-term deferred income taxes ................................             283
Due to related parties .........................................           1,061
Other long-term liabilities ....................................             236

Stockholders' Equity
   Preferred stock, $.001 par value,
     2,000,000 shares authorized,
     no shares issued and outstanding ..........................              --
   Common stock, Class A, $.001 par value, 24,000,000 shares
   authorized,2,040,000 issued and outstanding; ................               2
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, issued and outstanding ..........................               4
   Additional paid-in capital ..................................          26,084
   Retained earnings ...........................................           3,928
                                                                         -------
      Total stockholders' equity ...............................          30,018
                                                                         -------
      Total liabilities and stockholders' equity ...............         $53,089
                                                                         =======

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Financial Statements and related notes thereto appearing elsewhere in the Company's attached Form 10Q for the three months and six months ended June 30, 1998. The Financial Statements presented are for E.R.R. Enterprises, Inc. (Shaker), one of the Core Operating Companies. Until July 31, 1998, Hometown Auto Retailers, Inc. and each of the Core Operating Companies and Acquisitions were autonomous and independent without any common ownership.

                       The Company - Pro Forma Information

Overview

      In July 1998, Hometown Auto Retailers, Inc. ("Hometown" or the "Company") completed simultaneously its acquisition of three automobile dealership groups (the "Core Operating Companies"), the acquisition of certain assets and liabilities of another three dealerships (the "Acquisitions") and an initial public offering (the "Offering"). The Core Operating Companies were acquired in exchange for common stock of Hometown Auto Retailers, Inc. The Acquisitions were acquired for cash.

      In future financial statements, the Exchange and the Acquisitions will be accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. (Shaker), one of the Core Operating Companies, was identified as the acquirer for pro forma financial statement presentation purposes in accordance with SAB No. 97 because its stockholders received the largest number of shares of Class B Common Stock in the Exchange, which shares represent the single largest voting interest in the Company. Until July 31, 1998, Hometown Auto Retailers, Inc. conducted no operations under its own name and its predecessor companies generated all revenues.

Operating Strategy

      Since July 31, 1998, the Company has begun to integrate certain functions and to implement practices that have been successful at other franchises, including those of the Core Operating Companies, and in other retail segments ("best practices"). This integration and implementation of best practices may present opportunities to increase revenues and reduce costs but may also necessitate additional costs and expenditures for corporate administration, including expenses necessary to implement the Company's acquisition strategy. These various costs and possible cost-savings and revenue enhancements may make historical operating results not comparable to, or indicative of, future performance.

Pro Forma Combined Revenues, Gross Profit and Gross Profit Percentage to
Revenues

      On a pro forma combined basis, the revenue by category and the percent of total revenue for Hometown for the first quarter of 1998 and the second quarter of 1998 are as follows:

                     For the three months ended      For the three months ended
                           March 31, 1998                     June 30, 1998
                     ---------------------------    ---------------------------
                         Revenue      % of Total      Revenue        % of Total
                     (in thousands)     Revenue     in thousands)     Revenue
                     --------------   ----------    -------------    ----------
New vehicle              $31,430        54.1%          $36,574        58.2%
Used vehicle              19,861        34.2%           19,583        31.1%
Parts and service          5,262         9.1%            5,182         8.2%
F&I and other              1,500         2.6%            1,551         2.5%
                         -------       -----           -------       -----
Total Revenue            $58,053       100.0%          $62,890       100.0%
                         =======       =====           =======       =====

      Revenue from the sale of new vehicles increased 16.4%, from 54.1% to 58.2% of total revenue. The increase was primarily due to increased sales of new Lincolns, Mercurys and Toyotas prompted by aggressive manufacturer's rebates and incentives for those brands.

      On a pro forma combined basis, the gross profit by category and the percent of total gross profit for Hometown for the first quarter of 1998, and the second quarter of 1998, are as follows:

                      For the three months ended     For the three months ended
                             March 31, 1998                 June 30, 1998
                     ----------------------------   ----------------------------
                     Gross Profit     % of Total    Gross Profit     % of Total
                     (in thousands)  Gross Profit   (in thousands)  Gross Profit
                     --------------  ------------   --------------  ------------
New vehicle             $1,807         23.2%          $2,292          28.7%
Used vehicle             1,993         25.6%           1,675          20.9%
Parts and service        2,478         31.9%           2,481          31.0%
F&I and other            1,500         19.3%           1,551          19.4%
                        ------       ------           ------        ------
Total Gross Profit      $7,778        100.0%          $7,999         100.0%
                        ======       ======           ======        ======

      New vehicle gross profit as a percent of total gross profit increased from 23.2% for the three months ended March 31, 1998 to 28.7% for the three months ended June 30, 1998. Used vehicle gross profit as a percent of total gross profit decreased from 25.6% for the three months ended March 31, 1998 to 20.9% for the three months ended June 30, 1998. The increase in new vehicle gross profit percent of total and the decrease in used vehicle gross profit percent of total reflects the strong increase in new car sales between the two periods and the resulting change in mix between new and used vehicles.

      On a pro forma combined basis, the gross profit percentage to revenues by category for the first quarter of 1998, and the second quarter of 1998, are as follows:

                                   For the three months    For the three months
                                   ended March 31, 1998     ended June 30, 1998
                                   --------------------    --------------------
New vehicle                                   5.7%                 6.3%
Used vehicle                                 10.0%                 8.6%
Parts and service                            47.1%                47.9%
F&I and other                               100.0%               100.0%
Total Gross Profit Percent to Revenue        13.4%                12.7%

      The following comments explain the differences between the three months ended June 30, 1998 and the three months ended March 31, 1998. The new vehicle gross profit percentage increased by .6 percent primarily due to the incremental sales of certain new Toyota models coupled with the favorable impact on gross profit percentage from the factory incentives programs that were increased during the current quarter. The decrease in used vehicle gross profit percentage of 1.4 percent was primarily due to competitive pricing between automobile dealerships on purchasing of quality used cars for resale and increases in reconditioning costs to get the vehicles ready for sale. In most cases, the dealerships were unable to pass the incremental costs onto the customers. Parts and service gross profit percentage increased by .8 percent primarily due to favorable absorption of service labor on reconditioning costs charged to the used vehicle cost of sales.

Core Operating Companies' and Acquisitions' Revenue Comparison for the six months ended June 30, 1998 against 1997

      Total revenue for the Core Operating Companies and the Acquisitions for the six months ended June 30, 1998, compared to total revenue for the six months ended June 30, 1997, is as follows:

                                               For the six months ended June 30,
                                -----------------------------------------------------------
                                           1997                          1998
                                ----------------------------   ----------------------------
Core Operating Companies           Revenue        % of Total      Revenue       % of Total
and Acquisitions                (in thousands)     Revenue     (in thousands)     Revenue
                                -------------     ----------   --------------   ------------
E.R.R. Enterprises (Shaker)        $ 29,842         25.3%        $ 28,566         23.6%
Westwood                             26,532         22.5%          35,416         29.3%
Muller                               30,017         25.4%          29,196         24.1%
Brattleboro                          12,999         11.0%          10,962          9.1%
Bay State                            12,664         10.7%          11,648          9.6%
Pride                                 6,093          5.1%           5,155          4.3%
                                   --------        -----         --------        -----
Total Revenue                      $118,147        100.0%         120,943        100.0%
                                   ========        =====         ========        =====

      Total revenue for the Core Operating Companies and acquisitions increased by $2,796,000 for the six months ended June 30, 1998, when compared to the six months ended June 30, 1997, an increase of 2.4%. The increase was due primarily to increased new car sales at Westwood driven by sales of the new model Lincoln Towncar.

Selling, General and Administration

      The pro forma combination of Hometown's selling, general and administration expenses takes into account various adjustments made to the Company's historical financial statements for changes for compensation of the owners and adjustments for the negotiated fair market valued leases.

Earnings Per Share, Basic and Diluted

      On a pro forma combined basis, the earnings per share for the three months ended June 30, 1998 and for the six months ended June 30, 1998 are $.16 and $.31, respectively. As of June 30, 1998, the Company does not have any potentially dilutive securities.

Weighted Average Shares

      On a pro forma combined basis, the weighted average shares for the three months ended June 30, 1998 and for the six months ended June 30, 1998 are both 5,800,000 shares. The weighted average shares represent the sum of the outstanding Class A share (2,040,000) and Class B shares (3,760,000).

Liquidity and Capital Resources.

      The Company's primary source for financing its vehicle inventory is "floor plan" financing arrangements with the Manufacturers. The floor plan arrangements permit the Company to finance its new and used vehicle inventory and the resulting liability is secured by the related inventory.

      Each dealership maintains a floor plan financing line with its respective Manufacturer, with the exception of Muller Chevrolet which has a floor plan line financed through a bank. Interest rates on these lines vary from a low of 8.9% to a high of 10.5%. The combined interest expense on floor plan notes payable, before Manufacturers' interest assistance, totaled approximately $.7 million for the three months ended March 31, 1998 and $.7 million for the three months ended June 30, 1998. Manufacturer interest assistance, which is recorded as a reduction of interest expense, totaled approximately $.3 million for the three months ended March 31, 1998 and $.3 million for the three months ended June 30, 1998. The pro forma balance of the Company's floor plan lines at June 30, 1998 was $22,519,000 before the pay-down of floor plan obligations. It is anticipated that $6,500,000 of the proceeds from the Offering will be applied to the floor plan liability accounts until the funds are needed for future acquisitions.

Acquisitions

      Since the Company was organized, in March 1997, it has entered into three acquisition agreements providing for the purchase, at an aggregate price of $6.7 million plus the assumption of certain liabilities, of three dealerships located in Connecticut, Massachusetts and Vermont. These three acquisitions add $27,765,000 and $1,242,000 respectively, to the Company's pro forma revenues and income before income taxes for the six months ended June 30, 1998. As indicated above, these Acquisitions have closed.

      Brattleboro. On July 2, 1997, the Company entered into an agreement to purchase the business and certain assets of Brattleboro Chrysler Plymouth Dodge, Inc. ("Brattleboro") for a purchase price of $2.7 million and the assumption of certain of Brattleboro's liabilities. On the closing of this Acquisition, the Company will own Brattleboro a dealership in Vermont which holds franchises to sell the Chrysler, Dodge and Plymouth brands.

      The Company also agreed to enter into a five-year lease for property owned by an affiliate of Brattleboro at a monthly rental of $20,000 with a five year renewal option at the same rental and an option to purchase the premises at its then fair market value, but not less than $1.5 million.

      In addition, the Company agreed to enter into an employment agreement with Thomas E. Cosenzi ("Cosenzi"), a key employee of Brattleboro, at an annual base salary of $150,000 plus a bonus, payable monthly, equal to 5% of the income before income taxes of Brattleboro and any other business managed by Cosenzi for Hometown up to $800,000 and 10% of the pre-tax income of such business in excess of $800,000. The employment agreement will also provide that Cosenzi will be granted a six-year incentive stock option to purchase such number of shares of Hometown's Common Stock as have an aggregate value of $500,000, based on the per share price in the Offering.

      Bay State. On August 14, 1997, the Company entered into an agreement to purchase the business and certain assets of Leominster Lincoln Mercury, Inc., doing business as Bay State Lincoln Mercury ("Bay State"), for a purchase price of $3.0 million and the assumption of certain of Bay State's liabilities. On the closing of this Acquisition, the Company will own the Bay State dealership in Framingham, Massachusetts holding franchises to sell the Lincoln and Mercury brands.

      The Company has entered into fifteen-year lease for property owned by an affiliate of Leominster at a monthly rental of $30,000 during the first five years, $35,000 during the second five years and $38,000 thereafter.

      Pride. On May 28, 1998, the Company entered into an agreement to purchase the business and certain assets of Pride Auto Center, Inc. ("Pride"), a Jeep/Eagle dealer, for an estimated purchase price of approximately $925,000, including a $55,000 deposit previously paid and $200,000 to be paid through issuance of an 8% promissory note payable in installments over a 36-month period plus the assumption of the floor plan and certain other liabilities. As soon as practicable following the closing, Hometown intends to close the Pride facility and to consolidate its operations with those of another Hometown Jeep/Eagle dealership located less than two miles away.

Cyclicality

      The Company's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect the Company's business, Hometown believes that the impact on the Company's operations of future negative trends in such factors will be somewhat mitigated by its (i) strong parts, service and collision repair services, (ii) variable cost salary structure, (iii) geographic regional focus, and (iv) product diversity.

Seasonality

      The Company's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) Manufacturer related factors, primarily the historical timing of major Manufacturer incentive programs and model changeovers, (ii) weather-related factors, which primarily affect parts and service and (iii) consumer buying patterns.

Effects of Inflation

      Due to the relatively low levels of inflation experienced in fiscal 1997 and 1998, inflation did not have a significant effect on the results of the Core Operating Companies and the Acquisitions during those periods.

New Accounting Pronouncements

      The Financial Accounting Standards Board has issued the following statement. The Company is currently not affected by this statement, however, when applicable, the Company will adopt the provisions of the statement.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

Year 2000 Conversion

      The Company has assessed the ability of its software and other computer systems to properly utilize dates beyond December 31, 1999 (the "Year 2000 Conversion"). Management believes that the costs of the modifications and conversions required will not be material. However, if the modifications and conversions are not made or not completed in a timely fashion, the failure of its Year 2000 Conversion could have a material adverse effect on the operations of the Company.

      Although management believes it will not have material Year 2000 Conversion issues, its future operations are dependent upon the ability of its vendors and suppliers to successfully address the Year 2000 Conversion issues. There can be no assurance that the computer systems of other companies upon which the Company's own computer system relies or upon which its business is dependent, will be timely converted, or that failure of another company to convert will not adversely affect the Company.

Forward Looking Statement

      When used in the Quarterly Report on Form 10Q, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of the Company to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

                          E.R.R. Enterprises ("Shaker")

      The following discussion and analysis are based on the historical financial statements of E.R.R. Enterprises, Inc. ("Shaker"). Shaker is one of the three Core Operating Companies of Hometown.

Overview.

      Shaker is a holding company that operates one of the largest dealer groups in Connecticut, consisting of Shaker's Lincoln Mercury, Inc. in Watertown Connecticut; Family Ford, Inc. and Family Rental, Inc. in Waterbury, Connecticut; and Shaker's Jeep/Eagle, Inc. in Waterbury, Connecticut. It also operates Lincoln Mercury Autocare, Inc., a factory authorized free-standing neighborhood automobile maintenance and repair center in Naugatuck, Connecticut. Shaker is a franchised dealer for Lincoln, Mercury, Ford, Jeep, and Eagle cars and trucks.

      Shaker was originally founded as Shaker Auto Service, an automobile repair shop, in Waterbury, Connecticut in 1930. After World War II, Shaker became an automobile dealer, ultimately being awarded the Jeep, Lincoln Mercury and Ford franchises. Currently, Shaker is owned and operated by a third generation of the Shaker family.

      Shaker has diverse sources of automotive revenues, including: new car sales, new light truck sales, used car sales, used light truck sales, used cars purchased from the manufacturers, parts sales, service sales, including from Lincoln Mercury Autocare, Inc., finance fees, insurance commissions, extended service contract sales, documentary fees and after-market product sales. Sales revenues include sales to retail customers, other dealers and wholesalers. Other dealership revenue includes revenue from the sale of financing, insurance and extended service contracts, all net of a provision for anticipated chargebacks, and related documentary fees charged to customers.

      Shaker's gross profit varies as its automotive merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, and other dealership revenues) changes. The gross margin realized by Shaker on the sale of its products and services generally varies between approximately 13.9% and 15.1% annually, with new vehicle sales generally resulting in the lowest gross margin and parts and service sales generally resulting in the highest gross margin. Revenues from related financing, insurance and service contracts contribute a disproportionate share of gross, operating and pre-tax margins. When Shaker's new vehicle sales increase or decrease at a rate greater than its other revenue sources, its gross profit margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact Shaker's merchandise mix and therefore affect its gross profit margin.

      Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on debt, including floor plan inventory financing, net of interest credits received from certain manufacturers and interest income earned.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      Revenues

      Shaker's revenues decreased by $917,000, or 5.8%, from $15,739,000 for the three months ended June 30, 1997 to $14,822,000 for the three months ended June 30, 1998. Most of the decrease was due to a decline in the sales of used cars at Shaker Lincoln Mercury.

      New vehicle sales at Family Ford decreased by $170,000, or 3.8%, for the three months ended June 30, 1998, when compared to the three months ended June 30, 1997. The decrease is due to a decline in new vehicle unit sales of 12 vehicles, offset by an increase in the average revenue per new vehicle of $397.00. Used vehicle sales at retail at Family Ford increased by $402,000, or 20.3%, for the three months ended June 30, 1998, when compared to the three months ended June 30, 1997. The increase is due to an increase in used vehicle unit sales at retail of 35 vehicles offset by a decrease in the average revenue per used vehicle of $346.00.

      At Shaker Lincoln Mercury, new vehicle sales declined by $96,000, or 2.9%, for the three months ended June 30, 1998, when compared to the three months ended June 30, 1997. The decrease is due to a decrease in new vehicle unit sales of 6 vehicles, offset by an increase in the average revenue per new vehicle of $363.00. Used vehicle sales at retail at Shaker Lincoln Mercury decreased by $837,000, or 28.9%, for the three months ended June 30, 1998, when compared to the three months ended June 30, 1997. The decrease is due to a decrease in used vehicle retail unit sales of 46 vehicles combined with a decrease in the average revenue per used vehicle of $910.00. In the second quarter of 1998, Shaker Lincoln Mercury experienced difficulty in sourcing high quality used cars, contributing significantly to the sharp sales decline and the decline in average revenue per car.

      Gross Profit

      Shaker gross profit increased $62,000 or 2.9%, from $2,143,000 for the three months ended June 30, 1997 to $2,205,000 for the three months ended June 30, 1998.

      At Family Ford, total gross profit increased by $187,000, or 18.4%, for the three months ended June 30, 1998, when compared to the three months ended June 30, 1997. The increased gross profit was primarily a combination of increased gross profit from the sale of used vehicles at retail and wholesale and the sale of finance, insurance and extended warranty contracts for used vehicles of approximately $194,000, offset by a decrease in the gross profit from the sale of new vehicles of approximately $17,000. Family Ford has focused on sourcing higher quality used cars and increasing used car inventory turns to improve used car sales and gross profit. Gross profit on used cars sold at wholesale increased by $30,000 for the three months ended June 30, 1998, when compared to the three months ended June 30, 1997, due primarily to the introduction of a sealed bid procedure for wholesaling cars at the dealership. At Shaker Lincoln Mercury, total gross profit decreased by $110,000, or 11.1%, for the three months ended June 30, 1998, when compared to the three months ended June 30, 1997. The decreased gross profit was due primarily to a decrease in the gross profit from the sale of used vehicles and the related finance, insurance and extended service contracts of approximately $99,000, combined with a decrease in gross profit from the sale of new vehicles and related finance and insurance of approximately $16,000.

      Selling, General and Administrative Expense

      Shaker selling, general and administrative expenses decreased by $10,000, or .6%, from $1,723,000, to $1,713,000, for the three months ended June 30, 1998, when compared to the three months ended June 30, 1997. The primary reason for the decrease was a combination of increased compensation among managers and sales personnel of approximately $73,000 offset by decreases in advertising, promotion, policy work, and demonstrator and loaner expense of approximately $62,000.

      Interest Expenses, Net

      Shaker net interest expense decreased by $21,000, or 32.8%, from $64,000, for the three months ended June 30, 1997, to $43,000, for the three months ended June 30, 1998. Net floor plan interest, net of floor plan assistance credits, declined from $118,000 for the three months ended June 30, 1997, to $96,000 for the three months ended June 30, 1998, a decline of 18.6%, primarily reflecting the lower 1998 new vehicle sales volume. Net floor plan interest was offset by net interest income which decreased 1.9%, from $54,000 for the three months ended June 30, 1997, to $53,000 for the three months ended June 30, 1998.

      Pre-Tax Income

      Shaker Pre-Tax Income increased from $355,000 for the three months ended June 30, 1997, to $488,000, for the three months ended June 30, 1998, an increase of 37.5%. The increased Pre-Tax Income is primarily due to a combination of $62,000 in increased gross profit, $10,000 in decreased selling, general and administrative expenses, $21,000 in decreased interest expense, and a gain on the sale of an asset of $40,000.

Six Months Ended June 30, 1998 Compared to six Months Ended June 30, 1997

      Revenues

      Shaker's revenues decreased by $1,276,000, or 4.3%, from $29,842,000 for the six months ended June 30, 1997 to $28,566,000 for the six months ended June 30, 1998. Most of the decrease was due to a decline in the sales of new cars and trucks, partially offset by an increase in sales of used cars and trucks and related finance, insurance and extended service contracts.

      New vehicle sales at Family Ford decreased by $1,076,000, or 12.7%, for the six months ended June 30, 1998, when compared to the six months ended June 30, 1997. The decrease is due to a decline in new vehicle unit sales of 55 vehicles, offset by an increase in the average revenue per new vehicle of $195.00. Used vehicle sales at retail at Family Ford increased by $822,000, or 21.4%, for the six months ended June 30, 1998, when compared to the six months ended June 30, 1997. The increase is due to an increase in used vehicle unit sales at retail of 70 vehicles offset by a decrease in the average revenue per used vehicle of $242.00.

      At Shaker Lincoln Mercury, new vehicle sales declined by $168,000, or 2.7%, for the six months ended June 30, 1998, when compared to the six months ended June 30, 1997. The decrease is due to a decrease in new vehicle unit sales of 12 vehicles, offset by an increase in the average revenue per new vehicle of $540.00. Used vehicle sales at retail at Shaker Lincoln Mercury decreased by $602,000, or 11.1%, for the six months ended June 30, 1998, when compared to the six months ended June 30, 1997. The decrease is due to a decrease in used vehicle retail unit sales of 36 vehicles combined with a decrease in the average revenue per used vehicle of $189.00.

      Gross Profit

      Shaker gross profit decreased $52,000 or 1.2%, from $4,389,000 for the six months ended June 30, 1997 to $4,337,000 for the six months ended June 30, 1998.

      At Family Ford, total gross profit increased by $77,000, or 3.6%, for the six months ended June 30, 1998, when compared to the six months ended June 30, 1997. The increased gross profit was primarily a combination of increased gross profit from the sale of used vehicles at retail and wholesale and the sale of finance, insurance and extended warranty contracts for used vehicles of approximately $169,000, offset by a decrease in the gross profit from the sale of new vehicles of approximately $83,000. At Shaker Lincoln Mercury, total gross profit decreased by $88,000, or 4.5%, for the six months ended June 30, 1998, when compared to the six months ended June 30, 1997. The decreased gross profit was due primarily to a decrease in the gross profit from the sale of used vehicles and the related finance, insurance and extended service contracts of approximately $130,000, offset by an increase in gross profit from the sale of new vehicles of approximately $26,000.

      Selling, General and Administrative Expense

      Shaker selling, general and administrative expenses increased by $2,414,000, or 69.1%, from $3,493,000, to $5,907,000, for the six months ended
June 30, 1998, when compared to the six months ended June 30, 1997. The principal difference was an increase in owners compensation consisting of a one time bonus distributed among all owner employees of $2,500,000. All other expenses decreased by a net of $86,000, a decrease of 2.5%. The decreased expense was primarily due to realignment of poorly performing advertising programs.

      Interest Expenses, Net

      Shaker net interest expense decreased by $40,000, or 28.6%, from $140,000, for the six months ended June 30, 1997, to $100,000, for the six months ended June 30, 1998. Net floor plan interest, net of floor plan assistance credits, declined from $245,000 for the six months ended June 30, 1997, to $200,000 for the six months ended June 30, 1998, a decline of 18.4%, primarily reflecting the lower 1998 new vehicle sales volume. Net floor plan interest was offset by net interest income which decreased 4.8%, from $105,000 for the six months ended June 30, 1997, to $100,000 for the six months ended June 30, 1998.

      Pre-Tax Income (Loss)

      Shaker Pre-Tax Income decreased from a profit of $761,000 for the six months ended June 30, 1997, to a loss of $1,637,000, for the six months ended June 30, 1998, an decrease of 315.1%. The decreased Pre-Tax Income is primarily due to a combination of $52,000 in decreased gross profit, a one time bonus distributed among all owner employees of $2,500,000, $86,000 decrease in other selling, general and administrative expenses, $40,000 in decreased interest expense, and a cumulative gain on the sales of assets of $28,000.

Liquidity and Capital Resources

      Shaker's principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

      Cash and Cash Equivalents

      Shaker's total cash and cash equivalents at June 30, 1998 were $3.7 million. After giving effect to the pro forma distributed of $2,500,000 to the owner employees, Shaker's total cash and cash equivalents will be reduced to $1.2 million.

      Cash Flow from Operations

      For the six months ended June 30, 1998, Shaker generated $120,000 in cash from operating activities as compared to $1,014,000 for the six months ended June 30, 1997. The $894,000 decrease was primarily due to the pay down of the floor plan liability and an increase in prepaid expenses offset by a reduction in vehicle inventories.

      Floor Plan Financing

      Shaker obtains floor plan financing for its vehicle inventory from Ford Motor Credit Corporation. As of June 30, 1998, Shaker had approximately $4.9 million of floor plan financing outstanding, bearing interest at prime rate plus 100 basis points. Interest expense on floor plan notes payable, before manufacturer's interest assistance, totaled approximately $.4 million and $0.5 million for the six months ended June 30, 1998 and 1997, respectively. Manufacturer interest assistance, which is recorded as a reduction of interest expense, totaled approximately $0.2 million and $0.2 million for the six months ended June 30, 1998 and 1997, respectively.

Cyclicality

      Shaker's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect Shaker's business, Shaker believes that the impact on the Shaker's operations of future negative trends in such factors will be somewhat mitigated by its (i) strong parts, service and collision repair services, (ii) variable cost salary structure, (iii) geographic regional focus, and (iv) product diversity.

Seasonality

      Shaker's operations will be subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) Manufacturer related factors, primarily the historical timing of major Manufacturer incentive programs and model changeovers, (ii) weather-related factors, which primarily affect parts and service and (iii) consumer buying patterns.

Effects of Inflation

      Due to the relatively low levels of inflation experienced in fiscal 1997 and 1998, inflation did not have a significant effect on the results of Shaker during those periods.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

      1. 27.1 Financial Data Schedule

b.    Reports on Form 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Hometown Auto Retailers, Inc.


      September 11, 1998             By: /s/ Joseph  Shaker
      ------------------             -----------------------------------
      Date                           Joseph Shaker, President and Chief
                                     Operating Officer


      September 11, 1998             By: /s/ John Rudy
      ------------------             ----------------------------------
      Date                           John Rudy, Chief Financial and
                                     Accounting Officer