Form 10-Q
period 1998-09-30
HOMETOWN AUTO RETAILERS INC
filed 1998-11-20
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Title                                   Outstanding
------------------------------------------------           -----------
Common Stock, Class A, par value $.001 per share            2,040,000
Common Stock, Class B, par value $.001 per share            3,760,000

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

      The accompanying historical balance sheet as of December 31, 1997, the statements of operations for the three months and nine months ended September 30, 1997, and the statement of cash flows for the nine months ended September 30, 1997, presents the operations of E.R.R. Enterprises, Inc. ("Shaker"), one of the Core Operating Companies which has been identified as the accounting acquirer for financial presentation purposes in accordance with SAB No. 97 because its stockholders hold the single largest voting interest subsequent to the Offering.

      The accompanying historical balance sheets as of September 30, 1998, the statements of operations for the three months and nine months ended September 30, 1998, and the statement of cash flows for the nine months ended September 30, 1998, presents the consolidated operations of: (i) Shaker for all periods; and (ii) the remaining Core Operating Companies and Acquisitions effective with the respective acquisition dates.

      The Company believes that; (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of September 30, 1998; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

      The unaudited pro forma financial information presented in footnote 5, "Business Combinations", does not purport to be indicative of the financial position or operating results which would have been achieved had the acquisitions taken place at the dates indicated and should not be construed as representative of the Company's financial position or results of operations for any future date or period.

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

                          HOMETOWN AUTO RETAILERS, INC,
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                  September 30,  December 31,
                                                                      1998          1997
                                                                  ------------   -----------
Current Assets
   Cash and cash equivalents ..................................      $ 6,409      $ 3,539
   Accounts receivable, net ...................................        4,404          914
   Inventories ................................................       25,594        7,609
   Prepaid expenses and other current assets ..................          553          234
   Deferred income taxes ......................................           16           --
                                                                     -------      -------
      Total current assets ....................................       36,976       12,296

Property and equipment, net ...................................        2,477        1,346
Receivable from finance companies .............................        1,177           --
Due from related parties ......................................          386          294
Deferred income taxes .........................................          908           --
Excess of purchase price over net tangible
   assets acquired,  net of amortization ......................       19,545           --
Other assets ..................................................          119          106
                                                                     -------      -------
      Total Assets ............................................      $61,588      $14,042
                                                                     =======      =======
Current Liabilities
   Floor plan notes payable ...................................      $23,584      $ 6,761
   Accounts payable and accrued expenses ......................        3,822          463
   Current maturities of long-term debt .......................          263          278
   Other current bank borrowings ..............................        1,270           85
   Advances from Officers and Affiliates ......................           72           --
   Income taxes payable .......................................          726          146
                                                                     -------      -------
      Total current liabilities ...............................       29,737        7,733
Long-term debt ................................................          934          107
Long-term deferred income taxes ...............................        1,062          164
Due to related parties ........................................          709          888
Other long-term liabilities ...................................           58           52

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   Authorized, no shares issued and outstanding ...............           --           --
   Common stock, Class A, $.001 par value, 24,000,000
   shares Authorized, 2,040,000 issued and outstanding; .......            2           --
   Common stock, Class B, $.001 par value, 3,760,000
   shares Authorized, issued and outstanding ..................            4           --
   Additional paid-in capital .................................       25,214           69
   Retained earnings ..........................................        3,868        5,029
                                                                     -------      -------
      Total stockholders' equity ..............................       29,088        5,098
                                                                     -------      -------
      Total liabilities and stockholders' equity ..............      $61,588      $14,042
                                                                     =======      =======

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                          HOMETOWN AUTO RETAILERS, INC,
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                   For the Three Months               For the Nine Months
                                                                   Ended September 30,                Ended September 30,
                                                             -----------------------------       -----------------------------
                                                                 1998              1997              1998              1997
                                                             -----------       -----------       -----------       -----------
Revenues
   New vehicle sales ..................................      $    25,008       $     7,826       $    38,457       $    22,519
   Used vehicle sales .................................           10,729             5,997            21,695            16,977
   Parts and service sales ............................            3,387             1,576             6,623             4,915
   Other dealership revenues, net .....................            1,014               444             1,929             1,274
                                                             -----------       -----------       -----------       -----------
      Total revenues ..................................           40,138            15,843            68,704            45,685

Cost of sales
   New vehicle sales ..................................           23,441             7,304            36,058            21,104
   Used vehicle sales .................................            9,760             5,631            19,639            15,485
   Parts and service sales ............................            1,576               777             3,309             2,576
                                                             -----------       -----------       -----------       -----------
Cost of sales .........................................           34,777            13,712            59,006            39,165
                                                             -----------       -----------       -----------       -----------
      Gross profit ....................................            5,361             2,131             9,698             6,520

Amortization of excess of purchase price
   Over net tangible assets acquired ..................              150                --               150                --
Selling, general and administrative
   expenses ...........................................            4,728             1,717            10,635             5,210
                                                             -----------       -----------       -----------       -----------
      Income (loss) from operations ...................              483               414            (1,087)            1,310

Other income (expense)
   Interest expense, net ..............................              (99)              (40)             (199)             (180)
   Other income (expense), net ........................              (29)              121                 4               126
                                                             -----------       -----------       -----------       -----------
      Income (loss) before taxes ......................              355               495            (1,282)            1,256

Provision (benefit) for income taxes ..................              533               198              (121)              502
                                                             -----------       -----------       -----------       -----------
      Net income (loss) ...............................      $      (178)      $       297       $    (1,161)              754
                                                             ===========       ===========       ===========       ===========
Earnings per share, basic and diluted (see note 3) ....      $      (.04)      $      0.16       $      (.42)      $       .40
Weighted average shares (see note 3) ..................        4,493,333         1,880,000         2,751,111         1,880,000

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          For the nine months ended
                                                                                September 30,
                                                                           -----------------------
                                                                              1998          1997
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...................................................      $ (1,161)      $    754
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities -
   Depreciation and amortization ....................................           297            138
   Deferred income taxes ............................................          (605)            89
   Changes in assets and liabilities:
      Accounts receivable, net ......................................        (1,108)          (204)
      Inventories ...................................................          (199)         1,549
      Prepaid expenses and other current assets .....................            (9)          (215)
      Other assets ..................................................            88             62
      Floor plan notes payable ......................................          (206)        (1,732)
      Accounts payable, accrued expenses and accrued compensation ...          (129)           107
      Income taxes payable ..........................................           380            162
      Other long term liabilities ...................................           (54)            23
                                                                           --------       --------
   Net cash provided by (used in) operating activities ..............        (2,706)           733
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ...............................           (47)           (70)
   Acquisition, net of cash acquired ................................        (6,216)            --
                                                                           --------       --------
   Net cash provided by (used in) investing activities ..............        (6,263)           (70)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings ...............................            --             45
   Principal payments of long-term debt .............................          (123)           (95)
   Other current bank borrowings, net of repayments .................           (15)           (25)
   Due from/to related parties ......................................          (954)           (96)
   Issuance of common stock .........................................        12,931             --
                                                                           --------       --------
   Net cash provided by (used in) financing activities ..............        11,839           (171)
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................         2,870            492
CASH AND CASH EQUIVALENTS, beginning of period ......................         3,539           3081
                                                                           --------       --------
CASH AND CASH EQUIVALENTS,  end of period ...........................      $  6,409       $  3,573
                                                                           ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest ...........................................      $    211       $    107
 Cash paid for - Taxes ..............................................           103            251

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      For financial statement presentation purposes, as required by the Securities and Exchange Commission, E.R.R. Enterprises, one of the Core Operating Companies, was identified as the accounting acquirer in the July 1998 combination.

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

3. EARNINGS PER SHARE:

      Statement No. 128 "Earnings Per Share" ("SFAS 128") requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of September 30, 1998 and 1997, the Company does not have any potentially dilutive securities.

      For this presentation, the "Earnings per share" and "Weighted average shares" are the weighted average of the outstanding equivalent Hometown shares of Shaker for seven months and outstanding shares of Hometown since the offering.

      For the pro forma presentation, the "Earnings per share" and "Weighted average shares" are those of Hometown Auto Retailers, Inc and are based on the weighted average outstanding shares of Hometown Auto Retailers, Inc. since the offering.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORIES:

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                         9/30/98    12/31/97
                                                         -------    --------
                                                           (in thousands)
          New Vehicles                                   $16,536    $ 4,623
          Used Vehicles                                    7,150      2,420
          Parts, accessories and other                     1,908        566
                                                         -------    -------
             Total Inventories                           $25,594    $ 7,609
                                                         =======    =======

5. BUSINESS COMBINATIONS:

      In July 1998, Hometown Auto Retailers, Inc. completed simultaneously its combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown Auto Retailers, Inc. and the Acquisitions were acquired for cash.

      The following table sets forth the consideration paid to the stockholders of the Core Operating Companies (excluding E.R.R. Enterprises, the accounting acquirer), the Acquisitions and the associated transaction costs, along with the estimated "Excess of purchase price over net tangible assets acquired". For presentation purposes, Muller represents the total of Muller Toyota and Muller
Chevrolet:

                                                                                                        Associated
                                       Westwood      Muller      Bay State   Brattleboro      Pride        Costs        Total
                                     -----------  -----------   -----------  -----------   -----------  -----------  -----------
                                                             (in thousands, except share data)
Cash ..............................  $        --  $        --   $     2,995  $     2,675   $       872  $       175  $     6,717

Common Stock ......................        6,110        6,110            --           --            --           --       12,220
                                     -----------  -----------   -----------  -----------   -----------  -----------  -----------
      Total .......................        6,110        6,110         2,996        2,675           872          175       18,938
Less: Book value of net tangible
assets acquired ...................        1,040       (2,081)           95         (113)          301           --         (758)
                                     -----------  -----------   -----------  -----------   -----------  -----------  -----------
Excess of purchase price over net
book value of assets acquired .....  $     5,070  $     8,191   $     2,900  $     2,788   $       571  $       175  $    19,695
                                     ===========  ===========   ===========  ===========   ===========  ===========  ===========
Number of shares ..................      940,000      940,000            --           --            --           --    1,880,000

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (Continued):

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

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (Continued):

      The following table of summary pro forma unaudited financial data presents, for the three months ended and for the nine months ended September 30, 1998, certain combined pro forma financial data as if the combinations of the Core Operating Companies, the Acquisitions and the Offering had occurred as of January 1, 1997.

                                               For the Three Months      For the Nine Months
                                               Ended September 30,       Ended September 30,
                                           -------------------------  -------------------------
                                               1998          1997         1998          1997
                                           -----------   -----------  -----------   -----------
Income Statement Data:
Revenues
   New vehicle sales ....................  $    34,616   $    37,257  $   102,620   $   102,107
   Used vehicle sales ...................       16,236        20,492       55,680        60,480
   Parts and service sales ..............        4,578         5,016       15,022        15,424
   Other dealership revenues, net .......        1,443         1,485        4,494         4,386
                                           -----------   -----------  -----------   -----------
      Total revenues ....................       56,873        64,250      177,816       182,397
Cost of sales ...........................       49,320        56,177      154,486       158,275
                                           -----------   -----------  -----------   -----------
      Gross profit ......................        7,553         8,073       23,330        24,122
Amortization of excess of purchase
   price over net tangible assets
   acquired .............................          150           100          349           299
Selling, general and administrative
   expenses .............................        6,361         6,259       18,477        18,439
                                           -----------   -----------  -----------   -----------
      Income from operations ............        1,042         1,714        4,504         5,384

Other income (expense) ..................          (90)           70         (570)         (232)
                                           -----------   -----------  -----------   -----------
      Income before taxes ...............          952         1,784        3,934         5,152

Provision for income taxes ..............          441           714        1,634         2,061
                                           -----------   -----------  -----------   -----------
      Net income ........................  $       511   $     1,070  $     2,300   $     3,091
                                           ===========   ===========  ===========   ===========
Earnings per share, basic and
      diluted (see note 3) ..............  $      0.09   $      0.18  $      0.40   $      0.53
Weighted average shares .................    5,800,000     5,800,000    5,800,000     5,800,000

Other Data:
Retail new vehicles sold ................        1,356         1,523        3,967         4,203
Retail used vehicles sold ...............          930         1,191        3,089         3,695

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The discussion of "The Company - Pro Forma Information" should be read in conjunction with footnote 5, "Business Combinations". The discussion on "Hometown Auto Retailers, Inc." should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in the Company's Form 10Q for the three months and nine months ended September 30, 1998.

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

      In the attached consolidated financial statements, the Exchange and the Acquisitions are accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. (Shaker), one of the Core Operating Companies, was identified as the accounting acquirer for pro forma financial statement presentation purposes in accordance with SAB No. 97 because its stockholders received the largest number of shares of Class B Common Stock in the Exchange, which shares represent the single largest voting interest in the Company. Until July 31, 1998, Hometown Auto Retailers, Inc. conducted no operations under its own name and its predecessor companies generated all revenues.

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

Pro Forma Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      On a pro forma combined basis, the total revenue by category for Hometown for the third quarter and nine months ended September 30, 1998 and 1997, are as follows:

                             For the three months ended  For the nine months ended
                                     September 30,             September 30,
                                 1998          1997         1998          1997
                              --------      --------      --------      --------
                                  (in thousands)              (in thousands)
New vehicle                   $ 34,616      $ 37,257      $102,620      $102,107
Used vehicle - retail           12,446        15,477        41,775        46,864
Used vehicle - wholesale         3,790         5,015        13,905        13,616
Parts and service                4,578         5,016        15,022        15,424
F&I and other                    1,443         1,485         4,494         4,386
                              --------      --------      --------      --------
Total Revenue                 $ 56,873      $ 64,250      $177,816      $182,397
                              ========      ========      ========      ========

      On a pro forma combined basis, the units sold by category for Hometown for the third quarter and nine months ended September 30, 1998 and 1997, are as follows:

                             For the three months ended   For the nine months ended
                                    September 30,               September 30,
                                 1998          1997          1998          1997
                              --------      --------      --------      --------
New vehicle                      1,356         1,523         3,967         4,203
Used vehicle - retail              930         1,191         3,089         3,695
Used vehicle - wholesale           933         1,037         3,025         3,198
                              --------      --------      --------      --------
Total units sold                 3,219         3,751        10,081        11,096
                              ========      ========      ========      ========

      On a pro forma combined basis, the new vehicle revenue by manufacturer for Hometown for the third quarter and nine months ended September 30, 1998 and 1997, are as follows:

                            For the three months ended   For the nine months ended
                                    September 30,              September 30,
                                 1998          1997         1998          1997
                              --------      --------      --------      --------
                                  (in thousands)              (in thousands)
Ford Motor                    $ 21,797      $ 21,781      $ 62,981      $ 59,608
Chrysler                         4,290         5,701        14,703        16,025
Toyota Motor                     6,990         5,863        18,246        16,846
GM                               1,059         3,267         5,519         7,951
All Other                          480           645         1,171         1,677
                              --------      --------      --------      --------
Total Revenue                 $ 34,616      $ 37,257      $102,620      $102,107
                              ========      ========      ========      ========

      On a pro forma combined basis, the new vehicle units sold by manufacturer for Hometown for the third quarter and nine months ended September 30, 1998 and 1997, are as follows:

                             For the three months ended   For the nine months ended
                                     September 30,             September 30,
                                 1998          1997          1998          1997
                              --------      --------      --------      --------
Ford Motor                         801           812         2,226         2,248
Chrysler                           189           261           649           738
Toyota Motor                       301           269           786           758
GM                                  41           148           247           375
All Other                           24            33            59            84
                              --------      --------      --------      --------
Total units sold                 1,356         1,523         3,967         4,203
                              ========      ========      ========      ========

      On a pro forma combined basis, the gross profit by category for Hometown for the third quarter and nine months ended September 30, 1998 and 1997, are as follows:

                             For the three months ended  For the nine months ended
                                    September 30,              September 30,
                                 1998         1997           1998         1997
                              --------      --------      --------      --------
                                  (in thousands)              (in thousands)
New vehicle                   $  2,212      $  2,305      $  6,311      $  6,291
Used vehicle - retail            1,495         1,557         5,077         5,706
Used vehicle - wholesale            (2)          (19)           84            43
Parts and service                2,405         2,745         7,364         7,696
F&I and other                    1,443         1,485         4,494         4,386
                              --------      --------      --------      --------
Total Gross Profit            $  7,553      $  8,073      $ 23,330      $ 24,122
                              ========      ========      ========      ========

      On a pro forma combined basis, the gross profit percent of revenue by category for Hometown for the third quarter and nine months ended September 30, 1998 and 1997, are as follows:

                            For the three months ended   For the nine months ended
                                    September 30,               September 30,
                                 1998          1997          1998          1997
                              --------      --------      --------      --------
                                     (percent)                  (percent)
New vehicle                        6.4           6.2           6.2           6.2
Used vehicle - retail             12.0          10.1          12.2          12.2
Used vehicle - wholesale          (0.1)         (0.4)          0.6           0.3
Parts and service                 52.5          54.7          49.0          49.9
F&I and other                    100.0         100.0         100.0         100.0
                              --------      --------      --------      --------
Total Gross Profit percent        13.3          12.6          13.1          13.2
                              ========      ========      ========      ========

Core Operating Companies' and Acquisitions' Revenue Comparison for the three months and nine months ended September 30, 1998 against 1997

      Total revenue for the Core Operating Companies and the Acquisitions for the three months ended September 30, 1998, compared to total revenue for the three months ended September 30, 1997, is as follows:

                                          For the three months ended September 30,
                                  ------------------------------------------------------
                                             1998                        1997
                                  --------------------------  --------------------------
Core Operating Companies and         Revenue      % of Total     Revenue      % of Total
Acquisitions                      (in thousands)    Revenue   (in thousands)    Revenue
                                  --------------   ---------  --------------   ---------
E.R.R. Enterprises
  (Shaker including Pride)          $ 16,204          28.5%     $ 19,033          29.6%
Westwood                              16,603          29.2%       15,329          23.9%
Muller                                14,488          25.5%       17,124          26.7%
Brattleboro                            5,105           9.0%        5,995           9.3%
Bay State                              4,658           8.1%        6,769          10.5%
Intercompany Eliminations               (185)         (0.3)%
                                    --------      --------      --------      --------
Total Revenue                       $ 56,873         100.0%     $ 64,250         100.0%
                                    ========      ========      ========      ========

      Total revenue for the Core Operating Companies and the Acquisitions for the nine months ended September 30, 1998, compared to total revenue for the nine months ended September 30, 1997, is as follows:

                                           For the nine months ended September 30,
                                  -------------------------------------------------------
                                              1998                       1997
                                  --------------------------  ---------------------------
Core Operating Companies and          Revenue     % of Total    Revenue        % of Total
Acquisitions                      (in thousands)    Revenue   (in thousands)     Revenue
                                  --------------   ---------  --------------    ---------
E.R.R. Enterprises
  (Shaker including Pride)          $ 49,925          28.1%     $ 54,968          30.0%
Westwood                              52,019          29.2%       41,861          23.0%
Muller                                43,684          24.6%       47,141          25.9%
Brattleboro                           16,067           9.0%       18,994          10.4%
Bay State                             16,306           9.2%       19,433          10.7%
Intercompany Elimination                (185)         (0.1)%
                                    --------      --------      --------      --------
Total Revenue                       $177,816         100.0%     $182,397         100.0%
                                    ========      ========      ========      ========

Pro forma three months ended September 30, 1998 compared with pro forma three months ended September 30, 1997.

Revenue

      Total Revenue decreased $7.4 million, or 11.5% from $ 64.3 million for three months ended September 30, 1997 to $56.9 million for three months ended September 30, 1998.

      Most of the decrease was in the sale of used vehicles. Revenue from the sale of used vehicles at retail decreased $ 3.1 million, or 19.6%, from $15.5 million for the three months ended September 30, 1997, to $12.4 million for the three months ended September 30, 1998. The decrease consisted of a decline in unit sales of used vehicles at retail of 261 vehicles offset by an increase in average revenue per vehicle of $390. Revenue from the sale of used vehicles at wholesale decreased $1.2 million, or 24.4%, from $5.0 million for the three months ended September 30, 1997, to $3.8 million for the three months ended September 30, 1998. The decrease consisted of a decline in unit sales of used vehicles at wholesale of 104 vehicles along with a decrease in revenue per vehicle of $773. The Company reduced its purchases of used vehicles at auction in the third quarter due to significant price increases, which translated into lower used vehicle inventories and lower sales. This situation reversed itself by the end of the third quarter and the Company is once again actively purchasing used vehicles at auction and replenishing its inventory. The decline in the number of used vehicles sold at wholesale reflects the lower retail activity. The wholesaling of used vehicles is done strictly for the purpose of pruning used vehicle inventory to maintain a fresh stock of vehicles and keep the inventory within guidelines.

      Revenue from the sale of new vehicles decreased $2.7 million, or 7.1% from $37.3 million for the three months ended September 30, 1997 to $34.6 million for three months ended September 30, 1998. The decrease consisted of a decline in unit sales of new vehicles of 167, offset by an increase in average revenue per vehicle of $1,062. The Company experienced severe shortages of several critical brands of vehicles in the third quarter, primarily in GM products due to its labor strike. As a result, the sales of GM vehicles fell sharply from 148 units for the 3 months ended September 30, 1997 to 41 units for three months ended September 30, 1998, for a drop of 107 units. In addition, there was a delay in the arrival of new model Jeeps which negatively impacted sales in the third quarter. Sales of new Jeeps decreased by 40 units, from 100 units for the third quarter of 1997 to 60 units for the third quarter of 1998. The Company also experienced shortages of other Chrysler vehicles and experienced a drop of 32 vehicles in unit sales between the third quarter of 1997, and the third quarter of 1998.

      Parts and service sales revenue decreased $0.4 million, or 8.7% from $5.0 million for the three months ended September 30, 1997, to $4.6 million for the three months ended September 30, 1998. The decrease was primarily attributable to the decline in warranty work on the corresponding sales of new and used vehicles.

      Finance, Insurance, Extended Service and other dealership revenues decreased $.1 million, or 2.8% from $1.5 million for the three months ended September 30, 1997 to $1.4 million for the three months ended September 30, 1998. The decrease was primarily attributable to the decline in sales of new and used vehicles.

Gross Profit

      Total gross profit decreased $0.5 million, or 6.4%, from $8.1 million for the three months ended September 30, 1997, to $7.6 million for the three months ended September 30, 1998.

      Gross profit on the sale of new vehicles decreased $0.1 million, or 4.0%, from $2.3 million for the three months ended September 30, 1997, to $2.2 million for the three months ended September 30, 1998. The decline was due to the drop in the sale of new vehicle units offset by an increase of $119 in the average gross profit per unit.

Gross profit as a percent of revenue for new vehicles increased from 6.2% for the three months ended September 30, 1997, to 6.4% for the three months ended September 30, 1998.

      Gross profit on the sale of used vehicles at retail decreased $0.1 million, or 4.0%, from $1.6 million for the three months ended September 30, 1997, to $1.5 million for the three months ended September 30, 1998. The decline was due to the drop in the sale of used vehicle units offset by an increase of $291 in the average gross profit per unit. Gross profit as a percent of revenue for used vehicles increased from 10.1% for the three months ended September 30, 1997, to 12.0% for the three months ended September 30, 1998.

      Parts and service gross profit decreased $0.3 million, or 12.4%, from $2.7 million for the three months ended September 30, 1997, to $2.4 million for the three months ended September 30, 1998. The decline in gross profit was the directly related to the decreased revenue.

Selling, General and Administrative Expenses

      The pro forma combination of Hometown's selling, general and administration expenses includes various adjustments made to the Company's historical financial statements for changes in compensation of the owners and differences in the negotiated cost of the fair market valued leases.

      On a pro forma basis, after adjustment, selling, general and administrative expenses increased $0.1 million, or 1.6%, from $6.3 million for the three months ended September 30, 1997, to $6.4 million for the three months ended September 30, 1998. Most of the increase is due to the addition of corporate overhead expenses related to the formation of Hometown on August 1. The Company has not yet realized the savings from the integration of the dealerships, the largest of which will result from refinancing its floor plan line of credit and centralizing its cash function. Total projected integration savings are expected to significantly offset additional corporate expenses.

Net Interest Expense

      Interest expense, stated on a pro forma basis after giving effect to the expected savings from refinancing the floor plan line of credit, increased by $62,000, or 109%, from $57,000 for the three months ended September 30, 1997, to $119,000 for the three months ended September 30, 1998. The floor plan interest expense for the third quarter of 1998 includes only one month of the expected refinancing savings because subsequent to the transaction and formation of Hometown on August 1, 1998, reported expenses must be actual. Had the third quarter 1998 reported floor plan interest expense included the additional two months of pro forma interest rate savings from refinancing, interest expense for the third quarter of 1998 and 1997 would have been approximately the same.

Other Income

      Other income decreased by $98,000, or 77.2%, from $127,000 for the three months ended September 30, 1997, to $29,000 for the three months ended September 30, 1998. The decrease resulted principally from a one-time gain on sale of securities at Shaker in the third quarter of 1997.

Pre-Tax Income

      Income before taxes decreased $0.8 million, or 46.6 %, from $1.8 million for the three months ended September 30, 1997, to $1.0 million for the three months ended September 30, 1998. The decrease was primarily due to the decline in gross profit of $0.5 million, increased selling, general and administrative expenses of $.1 million, increased floor plan interest expense of $.06 million, and the decrease in other income of $.1 million. Pre-tax income as a percent of total revenue is 2.8% for the three months ended September 30, 1997, and 1.7% for the three months ended September 30, 1998.

Pro forma nine months ended September 30, 1998 compared with pro forma nine months ended September 30, 1997.

Revenue

      Total Revenue decreased $ 4.6 million, or 2.5%, from $ 182.4 million for nine months ended September 30, 1997 to $177.8 million for nine months ended September 30, 1998.

      Most of the decrease was in the sale of used vehicles. Revenue from the sale of used vehicles at retail decreased $5.1 million, or 10.9%, from $46.9 million for the nine months ended September 30, 1997, to $41.8 million for the nine months ended September 30, 1998. The decrease consisted of a decline in unit sales of used vehicles at retail of 606 vehicles offset by an increase in average revenue per vehicle of $841. Revenue from the sale of used vehicles at wholesale increased $.3 million, or 2.1%, from $13.6 million for the nine months ended September 30, 1997, to $13.9 million for the nine months ended September 30, 1998. The decrease consisted of a decline in unit sales of used vehicles at wholesale of 173 vehicles along with an increase in revenue per vehicle of $301. Of the total decline of $5.1 million, $2.1 million occurred in the first six months of 1998, and can be partly attributed to consumer reaction to strong new vehicle sales driven by new model introductions and manufacturer incentive programs. In the third quarter, the Company reduced its purchases of used vehicles at auction due to significant price increases, which translated into lower used vehicle inventories and lower sales. This situation reversed itself by the end of the third quarter and the Company is once again actively purchasing used vehicles at auction and replenishing its inventory. The increase in the number of used vehicles sold at wholesale reflects a strong wholesale market in the first six months offset by a decline in wholesale sales in the third quarter. The wholesaling of used vehicles is done strictly for the purpose of pruning used vehicle inventory to maintain a fresh stock of vehicles and keep the inventory within guidelines.

      Revenue from the sale of new vehicles increased $.5 million, or .5% from $102.1 million for the nine months ended September 30, 1997 to $102.6 million for nine months ended September 30, 1998. The increase consisted of a decline in unit sales of new vehicles of 236, offset by an increase in average revenue per vehicle of $1,574. The increase is mostly due to new model introductions in the first half of 1998, which generated a revenue increase of almost $3.2 million. The consumer excitement generated by new model introductions tends to maintain new vehicle prices at higher levels, thereby increasing a dealership's average revenue per vehicle sold. The first half gain in revenue was offset by a decline in the third quarter of 1998, due to severe shortages of several critical brands of vehicles. The shortages were experienced principally in GM vehicles as a result of the GM strike, the new redesigned Jeep as a result of manufacturer delivery delays, and delays in shipment of some Chrysler vehicles.

      Parts and service sales revenue decreased $0.4 million, or 2.6% from $15.4 million for nine months ended September 30, 1997, to $15.0 million for nine months ended September 30, 1998. The decrease was primarily attributable to the decline in sales of used vehicles.

      Finance, Insurance and Extended Service revenue increased $0.3 million, or 9.4% from $3.2 million for the nine months ended September 30, 1997 to $3.5 million for the nine months ended September 30, 1998. Most of the increase is due to the first half increase in new livery sales at Westwood Lincoln Mercury associated with the introduction of the new model Lincoln Towncar. Sales of new Lincoln Towncars into the livery industry generates significant finance and insurance revenue.

      Other dealership revenues decreased $0.2 million, or 16.6% from $1.2 million for the nine months ended September 30, 1997, to $1.0 million for the nine months ended September 30, 1998. The decrease was primarily attributable to the decline in unit sales of used and new vehicles.

Gross Profit

      Total gross profit decreased $0.8 million, or 3.3%, from $24.1 million for the nine months ended September 30, 1997, to $23.3 million for the nine months ended September 30, 1998.

      Gross profit on the sale of new vehicles increased $0.02 million, or 0.3%, from $6.29 million for the nine months ended September 30, 1997, to $6.31 million for the nine months ended September 30, 1998. The increase was due to the drop in the sale of new vehicle units offset by an increase of $94 in the average gross profit per unit. Gross profit as a percent of revenue for new vehicles remained flat at 6.2%.

      Gross profit on the sale of used vehicles at retail decreased $0.6 million, or 11.0%, from $5.7 million for the nine months ended September 30, 1997, to $5.1 million for the nine months ended September 30, 1998. The decline was due to the drop in the sale of used vehicle units offset by an increase of $129 in the average gross profit per unit.

      Parts and service gross profit decreased $0.3 million, or 4.3%, from $7.7 million for the nine months ended September 30, 1997, to $7.4 million for the nine months ended September 30, 1998. The decline in gross profit was the directly related to the decreased revenue.

Selling, General and Administrative Expenses

      The pro forma combination of Hometown's selling, general and administration expenses includes various adjustments made to the Company's historical financial statements for changes in compensation of the owners and differences in the negotiated cost of the fair market valued leases.

      On a pro forma basis, after adjustment, selling, general and administrative expenses increased $0.04 million, or 0.2%, from $18.44 million for the nine months ended September 30, 1997, to $18.48 million for the nine months ended September 30, 1998. Most of the increase is due to the addition of corporate overhead expenses related to the formation of Hometown on August 1. The Company has not yet realized the savings from the integration of the dealerships, the largest of which will result from refinancing its floor plan line of credit and centralizing its cash function. Total projected integration savings are expected to significantly offset additional corporate expenses.

Net Interest Expense

      Interest expense, stated on a pro forma basis after giving effect to the expected savings from refinancing the floor plan line of credit, increased by $0.2 million, or 50.5%, from $0.4 million for the nine months ended September 30, 1997, to $0.6 million for the nine months ended September 30, 1998. The increase is due partly to increased floor plan interest expense at Westwood Lincoln Mercury associated with the increase in new model Towncar sales and the difference in pro forma floor plan interest expense. The floor plan interest expense for the third quarter of 1998 includes only one month of the expected refinancing savings because subsequent to the transaction and formation of Hometown on August 1, 1998, reported expenses must be actual. Part of the interest expense increase reflects the additional two months of pro forma interest rate savings from refinancing, that was not included in the third quarter of 1998.

Other Income

      Other income decreased by $.15 million, from an income of $.14 million for the nine months ended September 30, 1997, to an expense of $.01 million for the nine months ended September 30, 1998. The decrease resulted principally from a one-time gain on sale of securities at E.R.R. in the third quarter of 1997.

Pre-Tax Income

      Income before taxes decreased $1.2 million, or 23.6 %, from $5.1 million for the nine months ended September 30, 1997, to $3.9 million for the nine months ended September 30, 1998. The decrease was primarily due to the decline in gross profit of $0.8 million, increased selling, general and administrative expenses of $.04 million, increased interest expense of $0.2 million, and the decrease in other income of $.15 million. Pre-tax income as a percent of total revenue is 2.8% for the nine months ended September 30, 1997, and 2.2% for the nine months ended September 30, 1998.

Earnings Per Share, Basic and Diluted

      On a pro forma combined basis, the earnings per share for the three months and for the nine months ended September 30, 1998 are $.09 and $.40, respectively. As of September 30, 1998, the Company does not have any potentially dilutive securities.

Weighted Average Shares

      On a pro forma combined basis, the weighted average shares for the three months and for the nine months ended September 30, 1998 are both 5,800,000 shares. The weighted average shares represent the sum of the outstanding Class A share (2,040,000) and Class B shares (3,760,000).

Liquidity and Capital Resources.

      The Company's primary source of financing for its vehicle inventory is "floor plan" financing arrangements with the Manufacturers. The floor plan arrangements permit the Company to finance its new and used vehicle inventory and the resulting liability is secured by the related inventory.

      Each dealership maintains a floor plan financing line with its respective Manufacturer, with the exception of Muller Chevrolet which has a floor plan line financed through a bank. Interest rates on these lines vary from a low of 8.9% to a high of 10.5%. The combined interest expense on floor plan notes payable, before Manufacturers' interest assistance, totaled approximately $1.6 million for the nine months ended September 30, 1997 and $1.8 million for the nine months ended September 30, 1998. Manufacturer interest assistance, which is recorded as a reduction of interest expense, totaled approximately $0.5 million for the nine months ended September 30, 1997 and $0.6 million for the nine months ended September 30, 1998. The balance of the Company's floor plan lines at September 30, 1998 was $23.6 million before the pay-down of floor plan obligations. Of the $6.2 million proceeds from the Offering, $5.0 million was applied to the floor plan liability accounts until the funds are needed for future acquisitions and the balance of $1.2 million was used to provide working capital at the acquired dealerships.

Acquisitions

      Since the Company was organized, in March 1997, it has entered into three acquisition agreements providing for the purchase, at an aggregate price of $6.7 million plus the assumption of certain liabilities, of three dealerships located in Connecticut, Massachusetts and Vermont. These three acquisitions add $47.7 million and $1.8 million respectively, to the Company's pro forma revenues and income before income taxes for the nine months ended September 30, 1998. As indicated above, these Acquisitions have closed.

      Brattleboro. On July 2, 1997, the Company entered into an agreement to purchase the business and certain assets of Brattleboro Chrysler Plymouth Dodge, Inc. ("Brattleboro") for a purchase price of $2.7 million and the assumption of certain of Brattleboro's liabilities. Since the closing of this Acquisition, the Company owns Brattleboro a dealership in Vermont which holds franchises to sell the Chrysler, Dodge and Plymouth brands.

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

      Bay State. On August 14, 1997, the Company entered into an agreement to purchase the business and certain assets of Leominster Lincoln Mercury, Inc., doing business as Bay State Lincoln Mercury ("Bay State"), for a purchase price of $3.0 million and the assumption of certain of Bay State's liabilities. Since the closing of this Acquisition, the Company owns the Bay State dealership in Framingham, Massachusetts holding franchises to sell the Lincoln and Mercury brands.

      The Company has entered into fifteen-year lease for property owned by an affiliate of Leominster at a monthly rental of $30,000 during the first five years, $35,000 during the second five years and $38,000 thereafter.

      Pride. On May 28, 1998, the Company entered into an agreement to purchase the business and certain assets of Pride Auto Center, Inc. ("Pride"), a Jeep/Eagle dealer, for a purchase price of approximately $872,000, including a $55,000 deposit previously paid, plus the assumption of the floor plan and certain other liabilities. Since the closing, Hometown has closed the Pride facility and consolidated its operations with those of another Hometown Jeep/Eagle dealership located less than two miles away.

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

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement establishes standards for the way enterprises report information about operating segments and related disclosures about products, services, geographic areas and major customers. This statement is effective for annual financial statements for periods beginning after December 15, 1997.

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

Year 2000 Conversion

      Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Hometown has recognized the need to ensure that its computer systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total cost of converting all internal systems, equipment and operations for the year 2000 has not been fully quantified, but, based on current facts and circumstances, is not expected to be material to Hometown's financial position. With respect to acquisitions, the Company reviews an acquisition's year 2000 readiness during the due diligence process. The Company is currently reviewing the potential adverse impact resulting from the possible failure of third party service providers and vendors to prepare for the year 2000.

      The Company is dependent upon its dealerships' computer systems in its daily operations. All of the Company's dealerships are, or are expected to be, using a computer system supported by a major automobile dealership computer system provider. The Company has contacted each of these providers and has received assurance from the providers that their systems are, or will be, year 2000 ready. The Company is dependent upon these providers, as are most dealerships in the United States, to address the year 2000 issue.

      The Company is primarily dependent upon the Manufacturers for the production and delivery of new vehicles and parts. Although the Company has no reason to believe that the Manufacturers are not year 2000 ready, the Company has been unable to obtain written assurance from them that their systems are year 2000 ready.

      Failure by the Company, the Manufacturers or the Company's third party service providers and vendors to adequately address the year 2000 issue could have a material adverse effect on the Company.

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

                          Hometown Auto Retailers, Inc.

      The following discussion and analysis are based on the historical financial statements of Hometown Auto Retailers, Inc. ("Hometown"), since July 1998, and E.R.R. Enterprises, Inc. ("Shaker") collectively referred to as Hometown. Shaker was one of the three Core Operating Companies of Hometown and was deemed to be the accounting acquirer.

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Revenues

      Revenues increased by $24.3 million, or 153.3%, from $15.8 million for the three months ended September 30, 1997, to $40.1 million for the three months ended September 30, 1998. Most of the increase was due to the acquisition of six dealerships on August 1, 1998, acquired with the proceeds of the initial public offering completed on July 31, 1998.

      New vehicle sales increased by $17.2 million, or 219.6%, from $7.8 million for the three months ended September 30, 1997, to $25.0 million for the three months ended September 30, 1998. Of that increase $0.5 million was the result of an increase of 25 units sold at the Shakers dealerships offset by a decline of $177 in the average revenue received. The remaining $16.7 million increase was due to the acquisitions.

      Used vehicle sales increased by $4.7 million, or 78.9%, from $6.0 million for the three months ended September 30, 1997, to $10.7 million for the three months ended September 30, 1998. That increase consisted of a $5.7 million increase due to the acquisitions offset by a decline of $1.0 million at the Shaker dealerships. The Shaker dealerships sold 89 fewer used vehicles offset by an increase of $397 in the average revenue received. Used vehicle sales were adversely affected by an increase in the auction price of used cars. Shaker chose not to buy at the inflated auction prices thereby lowering inventory and sales. Prices have since returned to normal levels and Shaker is once again purchasing used vehicles at auction.

      Parts and service revenue increased by $1.8 million, or 114.9%, from $1.6 million for the three months ended September 30, 1997, to $3.4 million for the three months ended September 30, 1998. Parts and service revenue at the Shaker dealerships were essentially flat and balance of the increase resulted from the acquisitions.

      Other dealership revenues increased by $0.6 million, or 128.4%, from $0.4 million for the three months ended September 30, 1997, to $1.0 million for the three months ended September 30, 1998. Other dealership revenues at the Shaker dealerships was essentially flat and balance of the increase resulted from the acquisitions.

      Gross Profit

      Gross profit increased $3.3 million or 152.0%, from $2.1 million for the three months ended September 30, 1997, to $5.4 million for the three months ended September 30, 1998.

      Gross profit at the Shaker dealerships was essentially flat, increasing by only $70,000 mostly from the increase in the average revenue per used car sold. The remaining $3.2 million increase was due to the acquisitions.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased by $3.0 million, or 175.4%, from $1.7 million for the three months ended September 30, 1997, to $4.7 million, for the three months ended September 30, 1998. The increase resulted primarily from the acquisitions.

      Interest Expenses, Net

      Net interest expense increased by $0.6 million, or 147.5%, from $0.04 million, for the three months ended September 30, 1997, to $0.1 million for the three months ended September 30, 1998. The increase was due primarily to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the acquisitions.

      Pre-Tax Income

      Pre-Tax Income decreased from $0.5 million for the three months ended September 30, 1997, to $0.4 million for the three months ended September 30, 1998, a decrease of $0.1 million or 28.3%. The decrease is due to an increase of $0.5 million in pre-tax income from the combined entities acquired plus the $0.25 million in pre-tax income earned by the Shaker dealerships in the third quarter, offset by $0.4 million in goodwill amortization and additional overhead expenses at the corporate level associated with becoming a public company.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Revenues

      Revenues increased by $23.0 million, or 50.4%, from $45.7 million for the nine months ended September 30, 1997, to $68.7 million for the nine months ended September 30, 1998. Most of the increase was due to the acquisition of six dealerships on August 1, 1998, acquired with the proceeds of the initial public offering completed on July 31, 1998.

      New vehicle sales increased by $15.9 million, or 70.8%, from $22.5 million for the nine months ended September 30, 1997, to $38.4 million for the nine months ended September 30, 1998. Of that increase $0.7 million was the result of an increase of $202 in the average revenue received per unit sold offset by a decline in units sold of 42 units at the Shaker dealerships. The remaining $15.2 million increase was due to the acquisitions.

      Used vehicle sales increased by $4.7 million, or 27.8%, from $17.0 million for the nine months ended September 30, 1997, to $21.7 million for the nine months ended September 30, 1998. That increase consisted of a $3.7 million increase due to the acquisitions offset by a decrease of $1.0 million at the Shaker dealerships. The Shaker dealerships sold 70 fewer used vehicles at a decreased average revenue received of $790. Most of the decline in used vehicle sales at the Shaker dealerships resulted from an increase in the auction price of used cars in the third quarter. Shaker chose not to buy at the inflated auction prices thereby lowering inventory and sales. Prices have since returned to normal levels and Shaker is once again purchasing used vehicles at auction.

      Parts and service revenue increased by $1.7 million, or 34.8%, from $4.9 million for the nine months ended September 30, 1997, to $6.6 million for the nine months ended September 30, 1998. Parts and service revenue at the Shaker dealerships was essentially flat and most of the increase resulted from the acquisitions.

      Other dealership revenues increased by $0.7 million, or 51.4%, from $1.3 million for the nine months ended September 30, 1997, to $1.9 million for the nine months ended September 30, 1998. Other dealership revenues at the Shaker dealerships was essentially flat and most of the increase resulted from the acquisitions.

      Gross Profit

      Gross profit increased $3.2 million or 48.7%, from $6.5 million for the nine months ended September 30, 1997, to $9.7 million for the nine months ended September 30, 1998. Gross profit at the Shaker dealerships was essentially flat and most of the increase resulted from the acquisitions.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased by $5.4 million, or 104.1%, from $5.2 million for the nine months ended September 30, 1997, to $10.6 million, for the nine months ended September 30, 1998. Of the increase, approximately $2.7 million resulted from increased owner's compensation accrued in the first quarter of 1998. The remaining $2.7 million resulted from the acquisitions.

      Interest Expenses, Net

      Net interest expense increased by $0.02 million, or 10.6%, from $0.18 million, for the nine months ended September 30, 1997, to $0.2 million for the nine months ended September 30, 1998. The increase was due primarily to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the acquisitions of approximately $0.14 million offset by a decrease in floor plan interest expense at the Shaker dealerships of approximately $0.1 million.

      Pre-Tax Income

      Pre-Tax Income decreased from $1.3 million for the nine months ended September 30, 1997, to a loss of $1.3 million for the nine months ended September 30, 1998, a decrease of $2.6 million or 202.1%. The decrease is due to an increase of $0.5 million in pre-tax income from the combined entities acquired less the $1.4 million in pre-tax loss in the Shaker dealerships for the nine months, and less the $0.4 million in goodwill and additional overhead expenses at the corporate level associated with becoming a public company. The $1.4 million loss in the Shaker dealerships was due primarily to the increased owner's compensation accrued in the first quarter.

Liquidity and Capital Resources

      The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

      Cash and Cash Equivalents

      Total cash and cash equivalents at September 30, 1998 were $6.4 million. The net increase of $2.9 million in cash and cash equivalents from December 31, 1997 was primarily due to $12.9 million proceeds received from the issuance of shares of Hometown stock, the $6.7 million cash disbursement for the acquisitions and the distribution of $2.5 million to the owner employees of Shaker.

      Cash Flow from Operations

      For the nine months ended September 30, 1998, Hometown used $2.7 million in cash from operating activities to fund the distribution to the owner employees of Shaker and to fund net increases in current operating accounts.

      Floor Plan Financing

      The dealerships obtain primarily all of their floor plan financing for its vehicle inventory from the vehicle's manufacturer. As of September 30, 1998, Hometown had approximately $23.6 million of floor plan financing outstanding, primarily bearing interest at prime rate plus 100 basis points.

Cyclicality

      Hometown's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect Hometown's business, Hometown believes that the impact on the Hometown's operations of future negative trends in such factors will be somewhat mitigated by its (i) strong parts, service and collision repair services, (ii) variable cost salary structure, (iii) geographic regional focus, and (iv) product diversity.

Seasonality

      Hometown's operations will be subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) Manufacturer related factors, primarily the historical timing of major Manufacturer incentive programs and model changeovers, (ii) weather-related factors, which primarily affect parts and service and (iii) consumer buying patterns.

Effects of Inflation

      Due to the relatively low levels of inflation experienced in fiscal 1997 and 1998, inflation did not have a significant effect on the results of Shaker or Hometown during those periods.

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

                          Hometown Auto Retailers, Inc.


November 18, 1998                             By: /s/ Joseph  Shaker
-----------------                             ----------------------------------
Date                                          Joseph Shaker, President and Chief
                                              Operating Officer


November 18, 1998                             By: /s/ John Rudy
-----------------                             ----------------------------------
Date                                          John Rudy, Chief Financial and
                                              Accounting Officer