Form 10-K
period 1998-12-31
HOMETOWN AUTO RETAILERS INC
filed 1999-04-07
CIK 1061117

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORT
                   PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

                                  (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-14786

                          HOMETOWN AUTO RETAILERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               06-1501703
    (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                Identification No.)

                               831 Sraits Turnpike
                               Watertown, CT 06795
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (860) 945-4900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                 Class A Common Stock, par value $.001 per share
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 was approximately $7,920,000. The number of shares outstanding of the registrant's Class A and Class B Common Stock, $.001 par value, as of March 19, 1999 was 5,800,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          HOMETOWN AUTO RETAILERS, INC.

                             Form 10-K Annual Report
                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I
   Item 1.   Business......................................................   3
   Item 2.   Properties....................................................  22
   Item 3.   Legal Proceedings.............................................  23
   Item 4.   Submission of Matters to a Vote of Security Holders...........  23

PART II
   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters...........................................  24
   Item 6.   Selected Financial Data.......................................  25
             Unaudited  Pro Forma Financial Data...........................  26
   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  28
   Item 7A.  Quantitative and Qualitative Disclosures About
             Market Risk...................................................  45
   Item 8.   Financial Statements and Supplementary Data...................  45
   Item 9.   Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosures..........................  45

PART III
   Item 10.  Directors and Executive Officers of the Registrant............  46
   Item 11.  Executive Compensation........................................  49
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management. ..............................................  52
   Item 13.  Certain Relationships and Related Transactions................  53

PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...........................................  55

                      FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's limited history of operating multiple dealerships in a combined entity, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Certain Factors That May Affect Future Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

Item 1. BUSINESS

      Unless otherwise indicated, all information contained in this Form 10K gives retroactive effect to the consummation on July 31, 1998, of (i) the Company's issuance of 3,760,000 shares of Class B Common Stock in exchange for the capital stock of four corporations (the "Core Operating Companies") operating six dealerships, a collision repair center and a factory authorized free standing service center (the "Exchange") and (ii) the cash acquisition of three additional dealerships (the "Acquisitions"). Until the closing of its initial public offering on July 31, 1998, Hometown Auto Retailers, Inc. conducted no operations under its own name and all revenues were generated by its predecessor companies. References herein to the "Company" or "Hometown" mean Hometown Auto Retailers, Inc., its predecessor companies and subsidiaries after giving effect to the foregoing transactions. Unless otherwise indicated, all share, per share and financial information set forth herein has been adjusted retroactively to give effect to (i) a 12,000-for-1 stock split in July 1998 and,
(ii) the issuance of 3,760,000 shares of Class B Common Stock in the Exchange.

General

      The Company sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, Connecticut, Massachusetts and Vermont. The Company's dealerships offer 11 American and Asian automotive brands, including Chevrolet, Chrysler, Dodge, Ford, Isuzu, Jeep, Lincoln, Mercury, Oldsmobile, Plymouth and Toyota. The Company also is active in two "niche" segments of the automotive market, the sale of Lincoln town cars and limousines to livery car and livery fleet operators and the maintenance and repair of cars and trucks at a Ford and Lincoln/Mercury factory authorized free-standing service center. The Company believes that it is one of the five largest automotive dealers in New England. The Company's growth strategy is to participate in the recent consolidation trend in the automotive sales and service industry and, through strategic acquisitions, become the largest dealer group in New England and parts of the Mid-Atlantic region and to expand its two "niche" businesses: livery sales and maintenance and light repair in free-standing neighborhood factory authorized service centers.

      The Company believes that it is the nation's largest seller of Lincoln town cars and limousines to livery car and livery fleet operators. The Company also believes that more than 80% of the factory approved 1998 model year livery vehicles sold as new vehicles to livery operators were Lincoln Town Cars and limousines. The Company has achieved its market position in livery car sales through innovative sales, financing and maintenance programs creating a high level of repeat business under which livery car operators trade in their vehicles for new models every 18 to 24 months. The Company believes that it will be able to expand its livery sales business throughout the New England and Mid-Atlantic regions by adding additional sales locations and maintenance and repair facilities.

      The Company's "Lincoln/Mercury Autocare" center located in Connecticut was the pilot facility for Ford's authorized free-standing neighborhood service center concept for the maintenance and light repair of cars and trucks. Free-standing neighborhood service centers are an innovative attempt by the automobile retail industry to recapture repair and maintenance business which has been lost in recent decades to chain and independent service businesses. These services centers are designed to enhance customer convenience by operating during extended hours, servicing vehicles without prior appointment and offering quick turnaround. The Company intends to establish additional neighborhood service centers in locations in which they develop a concentration of dealerships.

      The Company's goals are to become, through selected acquisitions, the leading consolidator and the largest dealer group in New England, to increase the number of its dealerships in New Jersey and other portions of the Mid-Atlantic region, to add additional sales locations and maintenance and repair facilities for its livery sales business and to establish additional factory authorized free- standing neighborhood service centers in parts of both New England and the Mid- Atlantic region with a concentration of Hometown dealerships. Its acquisition strategy will focus on small to mid-sized dealerships, having annual revenues of between $20 million and $60 million per location (some of which may be part of larger groups), which are located in urban fringe or suburban areas. By the nature of their customer base and "neighborhood" location, the Company believes that these small to mid-sized dealerships are more compatible with its core operating strategy than larger regional dealerships, as they are able to provide customers with convenient access for the higher margin products and services, such as used vehicle retail sales, light repair and maintenance services and sale of replacement parts.

Operating Strategy

      Hometown will seek to consolidate operations and increase the profitability of its existing dealerships by using a strategy that combines its "best in class" operating practices with the advantages of its established customer base, local presence and name recognition. Each of the Company's dealerships will use a core operating strategy specifically designed to produce a high "shop absorption rate," a high rate of service retention and a high ratio of retail used to new car sales, all in order to maximize profitability and provide insulation from the cyclicality of new car sales.

      The Company believes that the following factors, coupled with its established organizational structure, will help it achieve its operating strategy:

      o Strong Regional Focus. The Company's ten franchised dealerships are located in New Jersey, Connecticut, Massachusetts and Vermont. Its acquisition program is focused on acquiring additional dealerships in New England, New Jersey and contiguous portions of the mid-Atlantic region. The Company believes that proximity of its dealerships to one another will contribute to ease of management, more effective control of dealership operations, increased sales from coordinated marketing of new cars, used cars and livery vehicles and cost savings from coordinated auction purchasing, car transport and other activities.

      o Established Customer Base. The Company believes that its existing dealerships have good local reputations and have strong local name recognition. Through "owner-loyalty" and similar programs, the Company believes it has established a customer base that looks to its existing "hometown" dealership as its first choice in buying replacement vehicles.

      o Experienced Management. Hometown's management is comprised of second and third generation members of dealer families who have been leaders in the automotive retailing industry. The executive officers of the Company have over 130 years of combined experience in the automotive retailing industry and are members of families who have owned dealerships since 1947. They are recognized leaders in the automotive retailing industry and have served at various times in leadership positions in state and national industry organizations. The Company has also received numerous awards based on high customer satisfaction index ("CSI") ratings and other performance measures regularly compiled and monitored by the automobile Manufacturers. See "Directors and Executive Officers of the Registrant" for additional information as to the numerous Manufacturer awards and citations earned by Hometown's senior management and dealerships in recent years.

      o     Presence In Higher Profit Margin Businesses

            o Livery Sales and Service. The Company's Westwood subsidiary is the nation's largest seller of Lincoln Town Cars and limousines to livery car and livery fleet operators. The sale of livery vehicles also tends to generate significant maintenance and repair business since the primary concern of livery operators is keeping their cars in use and on the road for a maximum number of hours per day. A major impediment to further expansion of livery business has been a lack of suitable service facilities in areas too distant from Westwood's existing service location in Emerson, New Jersey to permit the return of livery cars to that location for servicing. As a first step in expansion of this livery business, the Company intends to put in place special financing, sales and prepaid service programs for livery vehicles, following the Westwood model, at the Shaker Group's Lincoln/Mercury dealership and Bay State Lincoln Mercury and, in such connection, will modify the service facilities of these dealerships where necessary to make them more suitable for the servicing of limousines and livery cars.

            o Maintenance and Repair. The Company's Shaker subsidiary's "Lincoln/Mercury Autocare" facility was the pilot for Ford's authorized free-standing neighborhood service centers for the maintenance and light repair of cars and trucks. Free-standing service centers are an innovative attempt by the automotive retail industry to recapture repair and maintenance business which has been lost in recent decades to chain and independent service businesses. The service center encourages customers to deal directly with service personnel and permits customers to watch the progress of work on their cars by entering the shop on railed walkways. The service center also operates during extended hours, provides comfortable customer waiting areas and quickly services vehicles without prior appointment.

      o     Focus on Higher Margin Operations

            o Parts and Service. Hometown's dealerships emphasize sales of parts and service which typically have a higher profit margin than vehicle sales.

            o Used Car Sales. The sale of used vehicles is emphasized at each of the Company's dealerships. Typically, used vehicle sales generate higher gross margins than new vehicle sales. The Company seeks to attract customers and enhance buyer satisfaction by offering multiple financing options and extended warranties on used vehicles.

      o Ability To Source High Quality Used Vehicles. An important component in selling used vehicles and maintaining high margins on such sales is the ability to obtain high quality used vehicles at reasonable prices. The Company obtains its used vehicles through trade-ins and off-lease programs as well as regular auction buying. Key executives at each dealership have developed the skills necessary for making effective purchases at regularly scheduled auctions. The Company believes that auction buying activities will be enhanced by its ability to use common buyers to fill the needs of several dealerships, handle its own transportation of vehicles from the auction to the dealership and obtain discounted prices.

      o Brand Diversity. Hometown's dealerships offer 11 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Isuzu, Jeep, Lincoln, Mercury, Oldsmobile, Plymouth and Toyota. The Company believes that brand diversity helps to insulate it from changes in consumer preferences, short supplies of particular automotive models and negative publicity concerning a particular Manufacturer or vehicle model.

      o Centralized Financing and Administrative Functions. The Company believes that it will be able to generate cost savings by centrally financing its new and used car inventories through bank lines of credit rather than the "floorplan" financing now provided by Manufacturers to its individual dealerships. Additional cost savings are believed possible through centralizing accounting, personnel, employee benefits and other functions.

      o Quality Personnel. The Company employs professional management practices in all aspects of its operations, including information technology, employee training, profit-based compensation and cash management. Each dealership is managed as a profit center by a trained and experienced general manager who has primary responsibility for decisions relating to inventory, pricing and personnel. The Company compensates its general managers and department managers pursuant to various formulas based upon dealership or department profitability, rather than on sales volume. Senior management uses computer-based management information systems to monitor each dealership's sales, profitability and inventory on a daily basis and to identify areas requiring improvement and provide additional training where necessary. The Company believes that the application of its professional management practices provides it with an ability to achieve levels of profitability superior to industry averages.

Growth Strategy

      The Company's goals are to become, through selected acquisitions, the leading consolidator and the largest dealer group in New England, to increase the number of its dealerships in New Jersey and other portions of the Mid-Atlantic region, to add additional sales locations and maintenance and repair facilities for its livery sales business and to establish new factory authorized free-standing neighborhood maintenance and repair centers in both New England and the Mid-Atlantic regions.

      The Company believes that the Northeast is the most fragmented automotive retail market in the United States. Though some large dealerships operate in the area, there are a large number of small to mid-size dealers operating in an area of heavy population densities. The Company intends to focus its acquisition strategy on dealerships with annual revenues of $20 million to $60 million per location (some of which may be part of larger groups), located in urban fringe or suburban areas. The Company believes that these small to mid-size dealerships are more likely to provide their customers with convenient access for maintenance and repair than larger dealerships, as well as being more compatible with the Company's operating model which requires a high shop absorption and a high rate of service retention. Also, these dealerships can benefit the most from the synergies created by being a member of a larger automotive group, such as cross-utilization of same brand new car inventories, lower cost financing, swapping of used car inventories, more effective auction positioning and integration of computer systems. Where dealerships are acquired in close proximity to other existing Hometown dealerships, the Company may consolidate their operations to create further efficiencies. Proximity is expected to facilitate management control of diverse dealerships and make it easier to implement "best in class" practices.

      Though many manufacturers have imposed limitations on the acquisition of dealerships by public corporations, the Company believes that, because of fragmentation of the market in the Northeast, the principal Manufacturers from whom it holds franchises, are seeking to reduce the number of dealerships holding their franchises. Accordingly, the Company believes that these Manufacturers will be inclined to support further growth by Hometown. High CSI ratings have been identified by certain of its Manufacturers as factors in their approval of additional acquisitions and each of the Company's dealers has had historically high ratings.

      The Company also believes that its livery sales business can be expanded throughout the New England and mid-Atlantic regions based on the innovative sales and marketing practices utilized by its Westwood subsidiary and its reputation among livery car operators. The major impediment to expansion of this business had been Westwood's lack of service facilities, which require extended body lifts, beyond its existing service location in Emerson, New Jersey. Shaker Lincoln/Mercury already has installed such extended car body lifts and the Company plans to install additional lifts in certain of its other facilities so that they can service livery vehicles sold. The Company also intends to adopt Westwood's innovative sales and financing programs to implement sales of livery vehicles at other locations.

Dealership Operations

      The Company's established operating practices and procedures, including the management and pricing of inventories of new and used vehicles, are regularly reviewed and updated by the general managers and members of the Company's operating committee, consisting of its six senior executive officers, each of whom is, or has been, the chief operating officer of a franchised dealership. Each of the Company's dealerships will use a management structure, currently used by the Core Operating Companies, that promotes and rewards the achievement of benchmarks set by senior management and the Operations Committee. Each local general manager of a Hometown dealership is ultimately responsible for the operation, personnel and financial performance of that dealership. Each general manager is complemented with a management team consisting of a new vehicle sales manager, a used vehicle sales manager, service and parts managers and F&I managers. The general manager and the other members of each dealership management team, as long-time members of their local communities, are typically best able to judge how to conduct day-to-day operations based on the team's experience in and familiarity with its local market. Certain members of the Company's senior management also serve as general managers of particular dealerships. A similar management structure will be implemented for each Acquisition, as well as subsequent acquisitions.

      Each dealership engages in a number of inter-related businesses: new vehicle sales; used vehicle sales; service and parts operations; and F&I.

      New Vehicle Sales. Hometown's dealerships represent 11 American and Asian brands of lower, mid and higher priced sport and family cars and light trucks, including sport utility vehicles. The Company believes that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one Manufacturer and reduces its exposure to supply problems and product cycles. The following table sets forth for 1998, certain information relating to the brands of new vehicles sold at retail by the Company:

                                  For the Year Ended
                                  December 31, 1998
BRANDS                          Number       Percentage
------                          ------       ----------

LINCOLN/MERCURY...........      2,369           44.5%

TOYOTA....................      1,040           19.5%

FORD......................        728           13.7%

DODGE.....................        389            7.3%

JEEP......................        283            5.3%

CHEVROLET.................        222            4.2%

OLDSMOBILE................         66            1.2%

PLYMOUTH..................         63            1.2%

CHRYSLER..................         88            1.6%

ISUZU.....................         56            1.1%

GEO.......................         21            0.4%
                                -----          -----
      Total                     5,325          100.0%
                                =====          =====

      The Company's new vehicle unit sales include lease transactions. New vehicle leases generally have short terms which tend to bring the consumer back to the market sooner than if the purchase were debt financed. In addition, leases provide a steady source of late-model, off-lease vehicles for used vehicle inventory. Leased vehicles generally remain under factory warranty for the term of the lease which allows the dealerships to provide repair service to the lessee throughout the lease term.

      The Company seeks to provide customer-oriented service designed to meet the needs of its customers and establish lasting relationships that will result in repeat and referral business. For example, the Company intends to implement the strategy of the Core Operating Companies by: (i) engaging in extensive follow-up after a sale in order to develop long-term relationships with its customers; (ii) training its sales staffs to be able to meet customer needs;
(iii) employing more efficient, non-confrontational selling systems; and (iv) using computer technology that decreases the time necessary to purchase a vehicle. The Company believes that its ability to share "best practices" among its dealerships gives it an advantage over smaller dealerships.

      The Company acquires substantially all of its new vehicle inventory from the Manufacturers. Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. The Company finances its inventory purchases through revolving credit arrangements known in the industry as "floor plan" financing

      Used Vehicle Sales. The Company sells used vehicles at each of its franchised dealerships. Sales of used vehicles have become an increasingly significant source of profit for dealerships. Consumer demand for used vehicles has increased as prices of new vehicles have risen and as more high quality used vehicles have become available. Furthermore, used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. The Company intends to emphasize used vehicle sales by maintaining a high quality inventory, providing competitive prices and extended service contracts for its used vehicles and continuing to promote used vehicle sales. The Company will also certify that its used cars meet specified testing and quality standards.

      The following table shows the pro forma combined used vehicle and new vehicle sales (in units) by the Core Operating Companies and Acquisitions for the years of 1994 through 1998:

                                          Number of Used and New Vehicles Sold
                                        ----------------------------------------
                                        1998     1997     1996     1995     1994
                                        ----     ----     ----     ----     ----
Used Vehicles - Retail ............    3,995    4,725    5,107    4,542    4,025
Used Vehicles - Wholesale .........    3,794    4,154    3,867    3,573    3,053
New Vehicles ......................    5,150    5,431    5,450    4,843    5,680
                                      ------   ------   ------   ------   ------
      Total Sales .................   12,939   14,310   14,424   12,958   12,758
                                      ======   ======   ======   ======   ======

      Sales of used vehicles are dependent on the ability of the dealerships to obtain a supply of high quality used vehicles and effectively manage that inventory. New vehicle operations provide a supply of such vehicles through trade-ins and off-lease vehicles. Hometown supplements its used vehicle inventory with used vehicles purchased at auctions where manufacturers re-market lease return, rental buy back and manufacturer demonstration cars. To maintain a broad selection of high quality used vehicles and to meet local preferences, the Company acquires used vehicles from trade-ins and a variety of sources nationwide, including direct purchases and manufacturers' and independent auctions.

      The Company follows an inventory management strategy pursuant to which used vehicles are offered at progressively lower gross profit margins the longer they stay in inventory and if not sold at retail by the end of 10 weeks are sold to another dealer or sold at auction. Pursuant to this strategy the Company generally maintains only a 30 to 45 day supply of used vehicles. Unsold, excess or unsuitable vehicles received as trade-ins are sold at auctions or sold directly to other dealers and wholesalers. Trade-ins may be transferred among Hometown dealerships to provide balanced inventories of used vehicles at each location. The Company believes that the Acquisitions and acquisitions of additional dealerships will expand its market for transfers of used vehicles among its dealerships and, therefore, increase the ability of each dealership to maintain a balanced inventory of used vehicles. The Company intends to develop integrated computer inventory systems that will allow it to coordinate vehicle transfers between its dealerships.

      The Company has taken steps to build customer confidence in its used vehicle inventory, including participation in the Manufacturers' certification processes to make used vehicles eligible for new vehicle benefits such as new vehicle finance rates and extended Manufacturer warranties.

      Hometown believes that franchised dealership strengths in offering used vehicles include: (i) access on new vehicle purchase to trade-ins which are typically lower mileage and higher quality relative to trade-ins on used car purchases, (ii) access to late-model, low mileage off-lease vehicles, rental returns and Manufacturer demos, and (iii) the availability of Manufacturer certification and extended Manufacturer warranties for higher quality used vehicles. The Company believes that a well-managed used vehicle operation at each location affords it an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers, (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins, (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle, and (iv) increase ancillary product sales, particularly F&I, to improve overall profitability.

      Parts and Service. The Company regards service and repair activities as an integral part of its overall approach to customer service, providing an opportunity to foster ongoing relationships with its customers and deepen customer loyalty. Hometown provides parts and service at each of its franchised dealerships for the vehicle brands sold by these dealerships. Maintenance and repair services are provided at 8 locations, one factory authorized neighborhood service center and one collision repair center, using approximately 85 service bays. Hometown provides both warranty and non-warranty service work.

      The Company intends to implement an "owner loyalty program" similar to programs used by the Core Operating Companies to encourage customers to return to the dealership for all maintenance and light repair work. The program provides customers with information as to recommended intervals of service and details all charges for a wide range of maintenance activities and expected replacements at such intervals. Customers who maintain their vehicles in accordance with the owner loyalty program recommendations receive various items of maintenance, such as oil changes, without charge and also receive specified rebates against new or used vehicle purchases for money spent in Hometown's service departments. The owner loyalty program is designed to combat the recent trend for increasing percentages of repair and maintenance work to be performed at service stations and other independent repair shops, chains of specialized repair, maintenance and part replacement shops, such as muffler shops, brake shops, and tire shops. Manufacturers' policies that require warranty work to be performed at franchised dealerships support the Company's strategy of retaining maintenance and light repair work.

      The parts and service business is less cyclical than new vehicle sales and provides an important recurring revenue stream to the Company's dealerships. The Company will use systems, already in place at the Core Operating Companies, that track its customers' maintenance records and notify owners of vehicles purchased at the dealerships when their vehicles are due for periodic services. The Company believes that this practice encourages preventive maintenance rather than post-breakdown repairs.

      Each dealership sells factory-approved parts for vehicle brands and models sold by that dealership. These parts are either used in repairs made by the dealership or sold at retail to its customers or at wholesale to independent repair shops. Each dealership employs its own parts manager and independently controls its parts inventory and sales. Hometown dealerships which sell the same new vehicle brands will have access to each other's computerized inventories. Further, certain Manufacturers have begun to offer discounts on volume purchases of certain parts and components.

      Finance, Insurance and Other Revenue. Hometown dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on F&I and offer advanced F&I training to their F&I managers. During 1998, Hometown arranged financing for approximately 47 % of new cars and 37 % of used cars sold at retail to its customers. Typically, the dealerships forward proposed financing contracts to finance companies owned and operated by the Manufacturers or to selected commercial banks or other financing parties. The dealerships receive a finance fee from the lender for arranging the financing and may be assessed a charge-back against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, including early repayment or default. However, under existing agreements no charge-backs are permitted after 90, or in some cases 120, days except for certain sales to livery car operations. In addition, Hometown has guaranteed certain automobile financing loans made by financial institutions to its livery customers for the purchase of new and used limousines. At December 31, 1998 contingent liability on these guarantees to Ford Motor Credit Co. and two other financial institutions aggregated $ 14,632,294 , of which guarantees for $1,700,178 were limited to a 12-month period from the inception of the loan. Additional guarantees of $1,578,234 covered loans to customers with below average credit ratings. Loan guarantees for $329,844 were with a financial institution in which an officer, director and principal stockholder of Hometown is a stockholder. The collectability of such loans to customers in the livery business can be adversely affected by a decline in economic conditions. The Company has established reserves for potential liability arising from such guarantees, which it believes are adequate but not excessive.

      At the time of a new vehicle sale, the Company offers extended service contracts to supplement the Manufacturer's warranty. Additionally, the Company sells primary service contracts for used vehicles, as well as service contracts of third party vendors.

Franchise Agreements

      Each Hometown dealership operates pursuant to a franchise agreement between the applicable Manufacturer and the dealership. The typical automotive franchise agreement specifies the locations at which the dealer has the right and the obligation to sell motor vehicles and related parts and products and to perform certain approved services in order to serve a specified market area. The designation of such areas and the allocation of new vehicles among dealerships are subject to the discretion of the Manufacturer which generally does not guarantee exclusivity with a specified territory. In addition, a franchise agreement may impose requirements on the dealer concerning such matters as showrooms, facilities and equipment for servicing vehicles, maintenance of inventories of vehicles and parts, maintenance of minimum net working capital and training of personnel. Compliance with each of these requirements is closely monitored by the Manufacturer. In addition, Manufacturers require each dealership to submit a financial statement of operations on a monthly and annual basis. The franchise agreement also grants the dealer the non-exclusive right to use and display the Manufacturer's trademarks, service marks and design in the form and manner approved by the Manufacturer.

      Each franchise agreement sets forth the name of the person approved by the Manufacturer to exercise full managerial authority over the dealership's operations and the names and ownership percentages of the approved owners of the dealership and contains provisions requiring the Manufacturer's prior approval of changes in management or transfers of ownership of the dealership. A number of Manufacturers prohibit the acquisition of a substantial ownership interest in the franchised dealer or transactions that may affect management control of the franchised dealer, in each case without the approval of the Manufacturer. In connection with approving the Exchange, the Manufacturers will require Hometown to execute new franchise agreements which may contain different provisions from the current agreements. For a description of these and other restrictions and other material terms imposed by the Manufacturers in the franchise agreements, see "Risk Factors-Manufacturers' Control Over Dealerships" and "Risk Factors - Dependence on Acquisitions for Growth; Manufacturers' Restrictions on Acquisitions."

      Most franchise agreements expire within one to five years. The Company expects to renew any expiring agreements in the ordinary course of business. The typical franchise agreement provides for early termination or non-renewal by the Manufacturer under certain circumstance such as change of management or ownership without Manufacturer approval, insolvency or bankruptcy of the dealership, death or incapacity of the dealer manager, conviction of a dealer manager or owner of certain crimes, misrepresentation of certain information by the dealership or dealer manager or owner to the Manufacturer, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business or material breach of other provisions of the franchise agreement. The dealership is typically entitled to terminate the franchise agreement at any cause.

      The automobile franchise relationship is also governed by various federal and state laws established to protect dealerships from the generally unequal bargaining power between the parties. The state statutes generally provide that it is a violation for a manufacturer to terminate, or to fail to renew, a franchise without good cause. Most statutes also provide that the manufacturer is prohibited from unreasonably withholding approval for a proposed change in ownership of the dealership. Generally, in order to withhold approval, the manufacturer must have material reasons relating to the character, financial ability or business experience of the proposed transferee. Moreover, certain states including Connecticut, New Jersey, Massachusetts and Vermont have laws which grant to pre-existing dealers a right to contest, in court or before an administrative agency, if a manufacturer establishes a new dealership, or authorizes the relocation of an existing dealership, to a location within a defined market area of a pre-existing dealership holding a franchise to sell the same brand. Accordingly, the relationship between the Manufacturer and the dealer, particularly as it relates to a manufacturer's rights to terminate, or to fail to renew, the franchise, is the subject of a substantial body of case law based upon specific facts in each instance. The above discussion of state court and administrative holdings and various state laws is based on management's beliefs and may not be an accurate description of the state court and administrative holdings and various state laws.

Competition

      The automotive retailing industry is extremely competitive and consumers generally have a number of choices in deciding where to purchase or service a new or used vehicle. The Company competes for new vehicle sales with other franchised dealers in each of its marketing areas. Hometown does not have any cost advantage in purchasing new vehicles from the Manufacturers and typically relies on sales expertise, reputation and customer goodwill, the quality of its service and location of its dealerships to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale or lease of new vehicles from independent leasing companies, on-line purchasing services and warehouse clubs. In addition, Ford Motor has announced that it is exploring the possibility of going into business with some of its dealers to create automotive superstores in selected markets. The Company believes that the principal competitive factors in new vehicle sales are the marketing campaigns conducted by Manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for particular brands of automobiles, pricing (including Manufacturer rebates and other special offers) and warranties. The Company believes that its dealerships are competitive in all of these areas.

      In used vehicles, Hometown competes with other franchised dealers, independent used car dealers, automobile rental agencies and private parties for supply and resale of used vehicles. The Company believes that the principal competitive factors in used vehicle sales are the quality and condition of its used cars, price and the quality of customer service.

      The Company competes against other franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. The Company competes with other automobile dealers, service stores and automotive parts retailers in its parts operations. The Company believes that the principal competitive factors in parts and service sales are price, the use of factory approved replacement parts, a dealership's expertise with a Manufacturer's brands and models, the quality of customer service and convenience for the customer.

      In addition to competition for the sale of vehicles, the Company competes with publicly and privately owned dealership groups for the acquisition of other dealerships. The Company believes that it is currently the only dealer group with public ownership located in the Northeast. It currently faces only limited competition in this region from other purchasers of dealerships. Publicly owned dealerships with significantly greater capital resources have acquired a limited number of dealerships in the Company's current and targeted market areas including Republic Industries, Inc. and United Auto Group, Inc. which have, respectively, purchased a dealer group in southern New Jersey and a limited number of dealerships in New Jersey and the Danbury, Connecticut and Nyack, New York areas. The Company expects increased future competition for dealerships in its markets.

Governmental Regulations

      A number of regulations affect Hometown's business of marketing, selling, financing and servicing automobiles. The Company is also subject to laws and regulations relating to business corporations generally.

      Under New Jersey, Connecticut, Massachusetts and Vermont law, the Company must obtain a license in order to establish, operate or relocate a dealership or provide certain automotive repair services. These laws also regulate the Company's conduct of business, including its advertising and sales practices. Other states may have similar requirements.

      The Company's financing activities are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of certain licenses, assessment of criminal and civil fines and penalties and, in certain instances, may create a private cause of action for individuals. The Company believes that its dealerships substantially comply with all laws and regulations affecting their businesses and do not have any material liabilities under such laws and regulations, and that compliance with all such laws and regulations do not and will not, individually or in the aggregate, have a material adverse effect on the Company's capital expenditures, earnings, or competitive position.

Environmental Matters

      The Company is subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges to the air and water, storage of petroleum substances and chemicals, handling and disposal of wastes, and remediation of contamination arising from spills and releases. As with automobile dealerships generally, and service and parts and collision repair center operations in particular, the Company's business involves the generation, use, handling and disposal of hazardous or toxic substances or wastes. Operations involving the management of hazardous and non-hazardous wastes are subject to requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for storage, treatment, and disposal of regulated wastes with which the Company must comply.

      Hometown's business also involves the use of aboveground and underground storage tanks. Under applicable laws and regulations, the Company is responsible for the proper use, maintenance and abandonment of regulated storage tanks owned or operated by it and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks. In addition to these regulated tanks, the Company owns and operates other underground and aboveground devices or containers (e.g. automotive lifts and service pits) that may not be classified as regulated tanks, but which are capable of releasing stored materials into the environment, thereby potentially obligating the Company to remediate any soils or groundwater resulting from such releases.

      The Company is also subject to laws and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. Under CERCLA, these "responsible parties" may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

      Further, the Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state statutes prohibit discharges of pollutants into regulated waters without authorized National Pollution Discharge Elimination System (NPDES) and similar state permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. The Company expects to implement programs that address wastewater discharge requirements as well as containment of potential discharges and spill contingency planning.

      Environmental laws and regulations have become very complex, making it very difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. Like virtually any network of automobile dealerships and vehicle service facilities, the Company, from time to time, can be expected to experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of Hometown's dealerships have been subject to any material environmental liabilities in the past and the Company does not anticipate that any material environmental liabilities will be incurred in the future. Although the Company is in the process of establishing an environmental management program that is intended to reduce the risk of noncompliance with environmental laws and regulations, environmental laws and regulations and their interpretation and enforcement are changed frequently and the Company believes that the trend towards broader and stricter environmental legislation and regulations is likely to continue. Hence, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by the Company or that such expenditures would not be material. See "Risk Factors - Governmental Regulations and Environmental Matters."

Employees

      As of December 31, 1998, the Company employed 343 people, of whom approximately 77 were employed in managerial positions, 66 were employed in non-managerial sales positions, 111 were employed in non-managerial parts and service positions and 89 were employed in administrative support positions.

      Hometown believes that its relationships with its employees are favorable. None of the employees is represented by a labor union. Because of its dependence on the Manufacturers, the Company may, however, be affected by labor strikes, work slowdowns and walkouts at the manufacturing facilities of their Manufacturers or of suppliers to, or shippers for, their Manufacturers.

                  CERTAIN FACTORS THAT MAY AFFECT GROWTH AND PROFITS

      The following factors may affect the growth or profits of the Company and should be considered by any prospective purchaser of the Company's securities:

Absence of Combined Operating History

      Until July 31, 1998 the Company conducted no combined or coordinated operations other than in connection with the Exchange, the Acquisitions and its initial public offering. The Core Operating Companies have been operated and managed as separate independent entities and the Company's future operating results will depend, in part, on its ability to integrate operations and manage the combined enterprise. The management group that will lead the Company has been formed only recently and there can be no assurance that it will be able to effectively and profitably integrate the Core Operating Companies, the Acquisitions and any future acquisitions, or to effectively manage the combined entity. The inability of the Company to do so could have a material adverse effect on its business, financial condition and results of operations.

Dependence on Automobile Manufacturers

      The Company is significantly dependent upon its relationships with, and the success of, certain Manufacturers. For the year ended December 31, 1998, Ford Motor, Toyota Motor and Chrysler accounted for 64%, 17%, and 13% of the new vehicle sales of the Company, respectively. The Company may become dependent on additional manufacturers in the future as a result of its acquisition strategy and changes in the Company's sales mix.

      The Company also is dependent upon its Manufacturers to provide it with an inventory of new vehicles. The most popular vehicles tend to provide the Company with the highest profit margins and are frequently the most difficult to obtain from the Manufacturers. In order to obtain sufficient numbers of these vehicles, the Company may be required to purchase a larger number of less marketable makes and models than it would otherwise purchase. Sales of less desirable makes and models may result in lower profit margins than sales of the more popular vehicles. If the Company were to be unable to obtain sufficient quantities of the most popular makes and models, its profitability could be adversely affected.

      The success of each of the Company's franchises is also dependent to a great extent on the success of the respective Manufacturer, including its financial condition, marketing, vehicle demand, production capabilities and management. Events such as labor strikes or negative publicity concerning a particular Manufacturer, including safety recalls of a particular vehicle model, could adversely affect the Company. The Company has attempted to lessen its dependence on any one Manufacturer by obtaining agreements with a number of different domestic and foreign automobile manufacturers.

Lack of Exclusive Market Area

      The Company's franchise and dealership agreements with its Manufacturers do not give the Company the exclusive right to sell any Manufacturer's product within any given geographical area. Accordingly, a Manufacturer could grant a franchise to another dealer to start a new dealership in proximity to one or more of the Company's locations or an existing dealer could move its dealership to a location which would be directly competitive with the Company. Although under Connecticut and New Jersey law a manufacturer is prohibited from establishing a new dealership, or authorizing the relocation of an existing dealership, to a location within 14 miles (8 miles in New Jersey under certain circumstances) of a pre-existing dealership holding a franchise to sell the same brand, depending upon the dealership involved, such an event could have a material adverse effect on the Company and its operations.

Manufacturers' Control over Dealerships

      The dealerships operated by the Company sell cars and light trucks pursuant to franchise or dealership agreements with Ford Motor, GM, Toyota Motor, Chrysler and American Isuzu. Through the terms and conditions of these agreements, such Manufacturers exert considerable influence over the operations of the Company's dealerships. Each of these agreements includes provisions for the termination or non-renewal of the manufacturer-dealer relationship for a variety of causes including any unapproved change of ownership or management and other material breaches of the franchise agreement.

      To its knowledge, the Company has, to date, complied with its dealership agreements. There can be no assurance, however, that the Company will not from time to time fail to comply with particular provisions of some or all of these agreements. Although such agreements generally afford the Company a reasonable opportunity to cure violations, if a Manufacturer were to terminate or decline to renew one or more of the Company's significant agreements, such action could have a material adverse effect on the Company and its business.

Dependence on Acquisitions for Growth

      The Company's future growth and financial success will be dependent upon a number of factors including, among others, the Company's ability to identify acceptable acquisition candidates, consummate the acquisition of such dealerships on terms that are favorable to the Company, obtain the consent of applicable automobile manufacturers, acquire and retain or hire and train professional management and sales personnel at each such acquired dealership and promptly and profitably integrate the acquired operations into the Company. The Company may acquire dealerships with net profit margins which are materially lower than the Company's historical average net profit margin. No assurance can be given that the Company will be able to improve the profitability of any such acquired dealerships. To manage its expansion, the Company intends to evaluate on an ongoing basis the adequacy of its existing systems and procedures, including, among others, its financial and reporting control systems, data processing systems and management structure. However, no assurance can be given that the Company will adequately anticipate all of the demands its growth will impose on such systems, procedures and structure. Any failure to adequately anticipate and respond to such demands could have a material adverse effect on the Company.

      Acquisitions of additional dealerships will require substantial capital investment and could have a significant impact on the Company's financial position and operating results. Any such acquisitions may involve the use of cash or the issuance of additional debt or equity securities which could have a dilutive effect on the then outstanding capital stock of the Company. Acquisitions may also result in the accumulation of substantial goodwill and intangible assets which would result in amortization charges to the Company and adversely affect future earnings.

Manufacturers' Restrictions on Existing and Future Acquisitions

      As a condition to granting their consent to the Exchange and the Acquisitions, the Manufacturers have imposed certain restrictions on the Company. Further, the consents from Ford Motor and Chrysler are subject to conditions subsequent with respect to the submission by the Company of supporting documents of the type generally contained in new dealer appointment packages and such Manufacturer's approval thereof. Although various principals of the Company have previously been approved by these Manufacturers in connection with the franchises held by the Core Operating Companies and the Company believes that such conditions subsequent will be satisfied, there is no assurance that acceptable final consents will be obtained. The Manufacturers' consents include restriction on:
(i) the acquisition of more than a specified percentage of the Common Stock (20% in the case of GM and Toyota Motor and 50% in the case of Ford Motor) by any one person who in the opinion of the Manufacturer is unqualified to own a dealership of such Manufacturer or has interests incompatible with the Manufacturer, (ii) certain material changes in the Company or extraordinary corporate transactions such as an acquisition, merger or sale of a material amount of assets; (iii) a change in the general manager of a dealership without the consent of the applicable Manufacturer; (iv) the use of dealership facilities to sell or service new vehicles of other Manufacturers; (v) in the case of GM, the advertising or marketing of non-GM operations with GM operations; (vi) in the case of GM, any change in control of the Company's Board of Directors; and (vii) in the case of Ford Motor, any change in greater than 50% of the Company's Board of Directors or management. The Company believes it has approached two percent of Lincoln/Mercury retail sales in Connecticut and New Jersey and two percent of Ford retail sales in Connecticut. Because retail sales numbers are constantly changing this number is also subject to change. All of the Company's Lincoln/Mercury and Ford dealerships operate in markets having three or less Ford or Lincoln/Mercury authorized dealerships and the Company does not operate in any markets having four or more authorized Ford or Lincoln dealerships. Notwithstanding the numerical limitations on the acquisition of additional Lincoln/Mercury and Ford dealerships in certain of the Company's existing market areas, the Company believes that Ford Motor will be cooperative in the Company's attempts to acquire additional dealerships in both these and other market areas, but there can be no assurance that this will be the case. If the Company is unable to comply with the foregoing restrictions or satisfy the conditions subsequent, the Manufacturer may require the Company to sell the assets of the dealerships to the Manufacturer or to a third party acceptable to the Manufacturer, or to terminate the dealership agreements with the Manufacturer.

      It may be anticipated that obtaining Manufacturer's consent will also be a prerequisite to any future acquisitions which the Company will seek to consummate. Various Manufacturers have set limits on the number of dealerships carrying their brand which may be owned by one dealer group (or company) nationally or in specified market areas or which may be acquired within specified time periods.

      In the case of Ford Motor Company, the Company may not acquire more than two Ford and two Lincoln/Mercury Dealerships during the first 12-month period after execution of the Dealer Sales and Service Agreement and thereafter may not acquire an additional dealership unless and until the Company's Ford and Lincoln/Mercury dealerships, as the case may be, are meeting Ford's performance criteria. Additionally, the Company may not: (a) acquire an additional Ford or Lincoln/Mercury dealership, as the case may be, if the Company would then own or control authorized Ford or Lincoln/Mercury dealerships with total retail sales of new vehicles for the preceding calendar year of more than 2% of the total Ford or Lincoln/Mercury, as the case may be, retail sales volume in the United States or more than 2% of the total Ford or Lincoln/Mercury retail sales volume in any state; or (b) acquire an additional Ford or Lincoln/Mercury dealership, as the case may be, if the Company would own or control more than one authorized dealership in those market areas (defined by Ford) having three or less Ford or Lincoln/Mercury authorized dealerships in them or acquire more than 25% of the Ford or Lincoln/Mercury authorized dealerships in a market area having four or more authorized Ford or Lincoln/Mercury dealerships in them.

      In the case of Toyota Motor Sales, U.S.A., Inc., the Company may not: (a) acquire greater than a specified number of dealerships per region (e.g. four in the Boston region and five in the New York region); (b) acquire the greater of one or 20% of the Toyota dealerships in any metro market (as defined by Toyota);
(c) own or control dealerships in contiguous market areas; or (d) acquire Toyota dealerships more frequently than every nine months.

      In the case of General Motors, provided that the Company meets certain managerial requirements, the Company may acquire up to five General Motor dealerships during the period ending 24 months after the effective date of the dealer sales and service agreement.

      Certain state laws, however, limit the ability of automobile manufacturers to reject proposed transfers of dealerships, notwithstanding the terms of any dealership agreement. See "Business-Dealership Agreements." The loss of one or more of the Company's dealership agreements could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Acquisition Financing; Future Capital Requirements

      The Company currently intends to finance future acquisitions by issuing shares of Class A Common Stock as full or partial consideration for acquired dealerships. The issuance of additional shares of Class A Common Stock may be dilutive to the Company's future earnings per share. In addition, the extent to which the Company will be able or willing to issue Class A Common Stock for acquisitions will depend on the then current market value of the Class A Common Stock and the willingness of potential acquisition candidates to accept shares of that stock as part of the consideration for the sale of their businesses. To the extent that the Company is unable or unwilling to do so, the Company may be required to use available cash or proceeds from debt or equity financings. However, no assurance can be given that existing resources will be sufficient to fund the Company's acquisition program and other cash needs or that the Company will be able to obtain adequate additional capital from other sources for either such purposes.

Risks Relating to Failure to Meet Manufacturer CSI Scores

      Many manufacturers attempt to measure customers' satisfaction with automobile dealerships through a CSI, or customer satisfaction index, rating system. These manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and participation by a dealership in incentive programs. The dealerships operated by the Core Operating Companies have historically exceeded their Manufacturers' CSI standards. However, there can be no assurance that either the Company dealerships operated by members of the Core Operating Companies or other subsequently acquired dealerships will continue to meet such standards. Moreover, from time to time, the components of the various Manufacturer CSI scores have been modified and there is no assurance that such components will not be further modified or replaced by different systems in the future which make it more difficult for key Company dealerships to meet such standards.

Reliance on Key Personnel

      The Company depends to a large extent upon the abilities and continued efforts of its senior executive officers including Salvatore A. Vergopia, Joseph Shaker, Edward A. Vergopia, Corey Shaker, William C. Muller Jr. and James Christ. Further, the Company may be dependent on the senior management of the dealerships it acquires. If any of these persons becomes unavailable to continue in such capacity, or if the Company were unable to attract and retain other qualified employees, its business or prospects could be adversely affected.

Substantial Competition

      The automotive retailing industry is highly competitive with respect to price, service, location and assortment. The Company competes with automobile dealerships (including public franchised dealership consolidators), private market buyers and sellers of used vehicles, used vehicle dealerships, service center chains, independent service and repair shops and financing and insurance ("F&I") operations. In the sale of new vehicles, the Company competes with other franchised dealers. The Company does not have any cost advantage in purchasing new vehicles from the Manufacturers, and typically will rely on advertising, merchandising, sales expertise, service reputation and location of its dealerships to sell new vehicles. In recent years, the Company has also faced competition from non-traditional sources such as companies that sell automobiles on the Internet, automobile rental agencies, independent leasing companies, used-car "superstores" and price clubs associated with established consumer agencies such as the American Automobile Association, some of which use non-traditional sales techniques such as one-price shopping. In addition, Ford Motor has announced that it is exploring the possibility of going into business with some of its dealers to create automotive superstores in selected markets. In furtherance of this plan, Ford Motor announced in mid-1998, a proposed joint venture with Republic Industries under which Ford Motor would acquire a 51% interest and Republic Industries a 49% interest in a joint venture entity that will acquire one Lincoln/Mercury and eight Ford dealerships in the Rochester, New York area to create a retail network. The dealerships would be operated by Republic Industries. Some of these recent market entrants may have greater financial, marketing and personnel resources and/or lower overhead or sales costs than the Company. In the parts and service area, the Company also competes with a number of regional or national chains which offer selected parts and services at prices that may be lower than the Company's prices. In addition, there can be no assurance that the Company's strategy will be more effective than the strategies of its competitors.

Goodwill

      The Company's balance sheet at December 31, 1998 includes an amount designated as "goodwill" that represents 30% of assets and 71% of stockholders' equity.

      Goodwill arises when an acquirer pays more for a business then the fair value of the tangible and separately measurable intangible net assets. Generally Accepted Accounting Principles requires that this and all other intangible assets be amortized over the period benefited. Management has determined that period to be no less than 40 years.

      If management were not to separately recognize a material intangible asset having a benefit period less than 40 years, or were not to give effect to shorter benefit periods of factors giving rise to a material portion of the goodwill, earnings reported in periods immediately following an acquisition would be overstated. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the business. Earnings in later years could be significantly affected if management determined then that the remaining balance of goodwill was impaired.

      Management has reviewed with its independent accountants all of the factors and related future cash flows which it considered in arriving at the amount incurred to acquire each of the founding companies. Management concluded that the anticipated future cash flows associated with intangible assets recognized in the acquisitions will continue indefinitely, and there is no persuasive evidence that any material portion will dissipate over a period shorter than 40 years.

Mature Industry

      The United States automobile dealership industry generally is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. As a consequence, growth in the Company's revenues and earnings are likely to be significantly affected by the Company's success in acquiring and integrating dealerships and the pace and size of such acquisitions. See "Business Growth Strategy."

Cyclical Nature of Automobile Sales

      Sales of motor vehicles, particularly new vehicles, historically have been subject to substantial cyclical variation characterized by oversupply and weak demand. The Company believes that the industry is affected by many factors, including general economic conditions, consumer confidence, the level of personal discretionary spending, interest rates and credit availability. There can be no assurance that the industry will not experience sustained periods of decline in vehicle sales, particularly new vehicle sales, in the future. Any such decline could have a material adverse effect on the Company. The Company believes that new vehicle sales in North America will be at levels slightly under 1997 during 1998 and 1999 and at levels increasingly higher than 1997 in the years 2000 through 2002. The Company does not believe that future expected sales levels through 2002 will have a negative impact on its business. During the past five years the Company's sales of new and used vehicles have not been materially affected by overall industry levels of vehicle sales but have been more significantly affected by the timing of introduction of new models by particular Manufacturers and changes in consumer preferences for particular brands or models.

Seasonality; Variability of Quarterly Operating Results

      The automobile industry is subject to seasonal variations in revenues. Demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where the Company is located which are associated with harsh winters. Accordingly, the Company expects its revenues and operating results to be generally lower in its first and fourth quarters than in its second and third quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Imported Products

      A significant portion of the Company's new vehicle business will involve the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, the Company's operations will be subject to customary risks of importing merchandise, including fluctuations in the value of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and economic conditions in foreign countries. The United States or the countries from which the Company's products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which could affect the Company's operations and its ability to purchase imported vehicles and/or parts.

Government Regulations and Environmental Matters

      The Company is subject to a wide range of federal, state and local laws and regulations which are administered by various federal, state and local regulatory agencies, such as local licensing requirements, consumer protection laws and environmental requirements governing, among other things, discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. The violation of these laws and regulations could result in civil and criminal penalties being levied against the Company or in a cease and desist order against operations that are not in compliance. Future acquisitions by the Company may also be subject to governmental regulation, including antitrust reviews. The Company believes that the Core Operating Companies substantially comply with all applicable laws and regulations relating to its business, but future laws and regulations may be more stringent and require the Company to incur significant additional costs. The failure to satisfy current or future regulatory requirements could have a material adverse effect on the operations and financial condition of the Company. See "Business -Governmental Regulations" and "Business-Environmental Matters."

Concentration of Voting Power; Anti-Takeover Provisions

      The former stockholders of the Core Operating Companies own all of the Class B Common Stock, which entitles them to ten votes for each share held, while holders of Class A Common Stock, are entitled to one vote per share held. Consequently, such holders of the Class B Common Stock, who own 64.8% of the Company's outstanding Common Stock of all classes, will control 94.9% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control the policies and operations of the Company. In addition, the holders of the Class B Common Stock have entered into a stockholders' agreement obligating them, for a five-year period, to vote for Salvatore A. Vergopia, Joseph Shaker, William C. Muller Jr., Corey Shaker, Edward A. Vergopia and James Christ as members of the Company's Board of Directors. The executive officers and directors of the Company control 54.8% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control the policies and operations of the Company. Accordingly, absent a significant increase in the number of shares of Class A Common Stock outstanding or conversion of Class B Common Stock into Class A Common Stock, the holders of shares of Class B Common Stock will be entitled, for the foreseeable future, to elect all members of the Board of Directors and control all matters subject to stockholder approval.

      The Delaware General Corporation Law requires super-majority voting thresholds to approve certain "business combinations" between interested stockholders and the Company which may render more difficult or tend to discourage attempts to acquire the Company. In addition, the Company's Board of Directors has the authority to issue shares of preferred stock ("Preferred Stock"), of which 2,000,000 are currently authorized, in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of Preferred Stock is likely to be senior to all classes of Common Stock of the Company with respect to dividends, liquidation rights and, possibly, voting rights. The ability to issue Preferred Stock could also have the effect of discouraging unsolicited acquisition proposals, thus affecting the market price of the Common Stock and preventing stockholders from obtaining any premium which might otherwise be offered by a potential buyer. In addition, certain of the Company's dealer agreements will prohibit the acquisition of more than a specified percentage of the Common Stock without the consent of the relevant Manufacturers. See "Management-Executive Officers and Directors," "Principal Stockholders" and "Description of Capital Stock."

Potential Effect of Shares Eligible for Future Sale on Price of Common Stock

      Sales of substantial amounts of Class A Common Stock in the public market subsequent to the Offering could adversely affect the market price of the Class A Common Stock. The Company has 2,040,000 shares of Class A Common Stock outstanding. Of these shares, the 1,800,000 shares of Class A Common Stock issued in the initial public offering are freely tradable without restriction or further registration under the Securities Act except for shares held by persons deemed to be "affiliates" of the Company or acting as "underwriters" as those terms are defined in the Securities Act. The remaining 240,000 of shares Class A and 3,760,000 shares of Class B Common Stock outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act and are eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144.

      The Company and the Underwriters, the Company's executive officers and directors have agreed not to offer, sell or otherwise dispose of any shares of Common Stock until July 31, 1999, without the consent of the representatives of the Underwriters in the initial public offering.

Possible Volatility of Price

      The market price of the Class A Common Stock could be subject to wide fluctuations in response to a number of factors, including quarterly variations of operating results, investor perceptions of the Company and automotive retailing industry and general economic and other conditions.

Item 2. PROPERTIES

      Set forth in the table below is certain information relating to the properties that the Company uses in its business.

Occupant/Trade Name       Location                       Use                             Lease/Own
-------------------       --------                       ---                             ---------
Shaker's Lincoln          831 Straits Turnpike      New and used car sales;        Lease expires in 2013; $240,000 per
   Mercury                Watertown, CT 06795       service; F & I                 year with CPI increases in 2004 and
                                                                                   2009

Lincoln Mercury           1189 New Haven Rd.        Service                        Owned by dealership
   Autocare               Naugatuck, CT 06770

Family Ford               1200 Wolcott Street       New and used car sales;        Lease expires in 2013; $240,000 per
                          Waterbury, CT 06705       service; F & I                 year with CPI increases in 2004 and
                                                                                   2009

Shaker's                  1311 South Main St.       New and used car sales;        Lease expires in 2013; $72,000 per
   Chrysler               Waterbury, CT 06706       service; F & I                 year with CPI increases in 2004 and
   Plymouth Jeep                                                                   2009

Westwood Lincoln          55 Kinderkamack Rd.       New and used car sales;        Lease expires in 2013; $360,000 per
   Mercury                Emerson, NJ 07630         service; F & I; livery sales   year with CPI increases in 2004 and
                                                                                   2009

Muller Toyota             Route 31 and Van Sickles  New and used car sales;        Lease expires in 2013; $360,000 per
                          Rd. Clinton, NJ 08809     service; F & I                 year with CPI increases in 2004 and
                                                                                   2009

Muller Toyota             Route 31 and Spruce St.   Used car sales                 Lease expires in 2000; $66,000 per
                          Glen Gardner, NJ 08826                                   year with increases up to $72,000 per
                                                                                   year

Muller                    Route 173 and Voorhees    New and used car sales;        Lease expires in 2013; $396,000 per
   Chevrolet,             Rd. Stewartsville, NJ     service; F & I                 year with CPI increases in 2004 and
   Oldsmobile,            08865                                                    2009
   Isuzu

Muller Chevrolet          135 Fifth Street          Auto collision repairs         Lease expires in 2000 at $48,000 per
                          Phillipsburg, NJ 08865                                   year

Wellesley                 965 Worcester Road        New and User car sales;        Lease expires 12/22/08 at $216,000
   Lincoln                Wellesley, MA 02181       service; F&I                   per year, one five year renewal
   Mercury                                                                         option at the same rent; and option
                                                                                   to purchase at the end of term or end
                                                                                   of extension term at the then fair
                                                                                   market value.

Bay State                 571 Worcester Road        New and used car sales;        Lease expires in 2013 at $360,000 per
   Lincoln                Framingham, MA 01701      service; F & I                 year for the first 5 years, $420,000
   Mercury                                                                         for the next 5 years and $456,000 for
                                                                                   the last 5 years; two five-year
                                                                                   options at $480,000 per year

Brattleboro               Route 5, Putney Rd. N.    New and used car sales;        Lease expires in 2003 at $240,000 per
   Chrysler               Brattleboro, VT 05304     service; F & I                 year; one five year renewal option at
   Plymouth                                                                        the same rent and option to purchase
   Dodge Sales;                                                                    at fair market value of not less than
                                                                                   $1.5 million.

Item 3. LEGAL PROCEEDINGS

      The Company is not party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information

      The Company's Class A Common Stock had been traded on The Nasdaq National Market under the symbols "HCAR" since July 31, 1998

      The following table sets forth the high and low closing prices as quoted by The Nasdaq National Market since the commencement of trading. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                          High                    Low
1998

Third Quarter (from July 31)              $8.75                  $5.375

Fourth Quarter                            $5.875                 $3.625

      (b) Holders

      As of March 19, 1999, the number of record holders of the Class A Common Stock of the Company was 23. The Company believes that there are more than 500 beneficial holders of the Common Stock.

      (c) Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

      The Company acquired the Core Operating Companies and the Acquisitions simultaneously with the closing of the Offering on July 31, 1998, which transactions have been accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. ("Shaker"), the parent of one of the Core Operating Companies, has been identified as the acquiror for financial statement presentation purposes. The following selected financial data as of December 31, 1998 have been derived from the audited consolidated financial statements of the Company. The following selected historical financial data for as of December 31, 1997, 1996, and 1995 have been derived from the audited financial statements of Shaker. The following selected historical financial data for the year ended December 31, 1994 have been derived from the unaudited financial statements of Shaker, which have been prepared on the same basis as the audited financial statements and, in the opinion of Shaker, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data.

                                                                      For the Years Ended December 31,
                                                         ----------------------------------------------------------
                                                           1998         1997        1996         1995        1994
                                                         ----------------------------------------------------------
                                                                   (in thousands, except per share data)
Income Statement Data:
Revenues                                                 $121,516      $59,496     $62,222      $52,020     $52,644
Cost of sales                                             104,898       51,226      53,076       44,189      45,778
                                                         --------     --------    --------     --------    --------
      Gross profit                                         16,618        8,270       9,146        7,831       6,866
Amortization of Goodwill                                      212            -           -            -           -
Selling, general and administrative expenses               17,510        7,715       8,049        6,961       6,433
                                                         --------     --------    --------     --------    --------
      Income from operations                              (1,104)          555       1,097          870         433
Other income (expense)
   Interest income (expense), net                           (443)        (189)       (384)        (555)       (204)
   Other income (expense), net                                 46          116           1           16          73
                                                         --------     --------    --------     --------    --------
      Income before taxes                                 (1,501)          482         714          331         302
Provision for income taxes                                  (502)          166         321          118         136
                                                         --------     --------    --------     --------    --------
      Net income                                           $(999)         $316        $393         $213        $166
                                                            =====        =====       =====        =====       =====
Earnings (loss) per share, basic and diluted               $(.28)         $.17        $.21         $.11        $.09
Weighted average shares                                 3,513,333    1,880,000   1,880,000    1,880,000   1,880,000

                                                                             As of December 31,
                                                         ----------------------------------------------------------
                                                           1998         1997        1996         1995        1994
                                                         ----------------------------------------------------------
                                                                              (in thousands)
Balance Sheet Data:
Working capital                                           $ 5,699      $ 4,347     $ 4,138      $ 3,138     $ 2,789
Inventories                                                30,554        7,609       8,504        9,769       9,618
Total assets                                               66,411       13,878      14,798       14,719      14,137
Total debt                                                 32,145        7,231       8,201        9,167       9,102
Stockholders' equity                                       29,230        5,098       4,782        4,390       4,177

                       UNAUDITED PRO FORMA FINANCIAL DATA

      The Company acquired the Core Operating Companies and the Acquisitions simultaneously with the closing of the Offering on July 31, 1998, however, for pro forma financial presentation purposes, these transactions will be given effect on the first day of each year. These transactions have been accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. ("Shaker"), the parent of one of the Core Operating Companies, has been identified as the acquiror for financial statement presentation purposes. The following summary financial data presents, for the year ended December 31, 1998 and 1997, certain historical and pro forma data for the Core Operating Companies, the Acquisitions and pro forma adjustments. (See Note below.)

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                        1998           1997
                                                    -------------  -------------
                                                     (in thousands, except per
                                                             share data)
Income Statement Data:
Revenues
   New vehicle sales                                $   140,203     $   141,211
   Used vehicle sales                                    73,404          84,395
   Parts and service sales                               21,147          23,211
   Other dealership revenues, net                         5,849           5,379
                                                    -----------     -----------
      Total revenues                                    240,603         254,196
Cost of sales                                           209,246         221,395
                                                    -----------     -----------
      Gross profit                                       31,357          32,801
Amortization of excess of purchase
    price over net tangible assets acquired                 473             417

Selling, general and administrative
   Expenses                                              26,047          25,946

                                                    -----------     -----------
      Income (loss) from operations                       4,837           6,438

Other income (expense)                                     (892)           (610)
                                                    -----------     -----------
      Income (loss) before taxes                          3,945           5,828

Provision for income taxes                                1,692           2,331
                                                    -----------     -----------
      Net income (loss)                             $     2,253     $     3,497
                                                    ===========     ===========
Earnings per share, basic and diluted               $      0.39     $      0.60
Weighted average shares, basic and diluted            5,800,000       5,800,000

Other Data:
Retail new vehicles sold                                  5,325           5,644
Retail used vehicles sold                                 4,105           5,021

Note to Pro Forma Combination

      The 1998 pro forma combined data presented on the previous page represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, and the Offering had occurred on the first day of each year presented, and includes the effects of the specific pro forma adjustments detailed below. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) amortization of the "excess purchase price over net tangible assets acquired" using an estimated useful life of 40 years; (b) adjusting compensation expense and management fees to the level that certain management employees and owners of the Core Operating Companies and the Acquisitions will contractually receive subsequent to the closing of the combination and the Acquisitions; (c) adjusting rent expense to reflect newly negotiated fair market value leases; (d) adjustments to interest income on Cash and Cash Equivalents not realized as part of the combination and the Acquisitions offset by the reduction of interest expense on certain long-term debt that will be liquidated out of proceeds of the Offering and the reduction of interest expense on debt and leases not assumed as part of the transactions with the acquired dealerships; (e) adjustments to interest expense resulting from the repayment of floor plan obligations with proceeds from the Offering and the interest savings for refinancing the balance of the floor plan obligations with a commercial lender; (f) adjustments for incremental provision for federal and state income taxes relating to the pro forma adjustments described above and the loss of S-corporation status of Muller Toyota, Muller Chevrolet, Bay State and Brattleboro; (g) the accounting adjustments required to reflect the purchase of the Core Operating Companies and the Acquisitions, the recording of the associated transaction costs and the settlement of certain related party payables and a distribution to the owners of Shaker; (h) the adjustments needed to record the receipt of the net Offering; (i) adjustments to reflect the settlement of the cash portion of the acquisitions; and (j) adjustments to reflects the pay-down of certain long-term debt; and (k) adjustment to reflect the pay-down of floor plan obligations with proceeds from the Offering.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

      In the attached pro forma consolidated financial statements, the Exchange and the Acquisitions are accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. (Shaker), one of the Core Operating Companies, was identified as the accounting acquirer for pro forma financial statement presentation purposes in accordance with SAB No. 97 because its stockholders received the largest number of shares of Class B Common Stock in the Exchange, which shares represent the single largest voting interest in the Company.

      The 1998 pro forma combined data represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, and the Offering had occurred on the first day of each year presented, and includes the effects of the specific pro forma adjustments detailed below. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) amortization of the "excess purchase price over net tangible assets acquired" using an estimated useful life of 40 years;
(b) adjusting compensation expense and management fees to the level that certain management employees and owners of the Core Operating Companies and the Acquisitions will contractually receive subsequent to the closing of the combination and the Acquisitions; (c) adjusting rent expense to reflect newly negotiated fair market value leases; (d) adjustments to interest income on Cash and Cash Equivalents not realized as part of the combination and the Acquisitions offset by the reduction of interest expense on certain long-term debt that will be liquidated out of proceeds of the Offering and the reduction of interest expense on debt and leases not assumed as part of the transactions with the acquired dealerships; (e) adjustments to interest expense resulting from the repayment of floor plan obligations with proceeds from the Offering and the interest savings for refinancing the balance of the floor plan obligations with a commercial lender; (f) adjustments for incremental provision for federal and state income taxes relating to the pro forma adjustments described above and the loss of S-corporation status of Muller Toyota, Muller Chevrolet, Bay State and Brattleboro; (g) the accounting adjustments required to reflect the purchase of the Core Operating Companies and the Acquisitions, the recording of the associated transaction costs and the settlement of certain related party payables and a distribution to the owners of Shaker; (h) the adjustments needed to record the receipt of the net Offering; (i) adjustments to reflect the settlement of the cash portion of the acquisitions; and (j) adjustments to reflects the pay-down of certain long-term debt; and (k) adjustment to reflect the pay-down of floor plan obligations with proceeds from the Offering.

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

         The following table of summary pro forma financial data presents for the years ended December 31, 1998 and 1997, certain combined pro forma financial data as if the combinations of the Core Operating Companies, the Acquisitions and the Offering had occurred on the first day of each year.

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                        1998           1997
                                                    -------------  -------------
                                                     (in thousands, except per
                                                             share data)
Income Statement Data:
Revenues
   New vehicle sales                                $   140,203     $   141,211
   Used vehicle sales                                    73,404          84,395
   Parts and service sales                               21,147          23,211
   Other dealership revenues, net                         5,849           5,379
                                                    -----------     -----------
      Total revenues                                    240,603         254,196
Cost of sales                                           209,246         221,395
                                                    -----------     -----------
      Gross profit                                       31,357          32,801
Amortization of excess of purchase
    price over net tangible assets acquired                 473             417

Selling, general and administrative
   Expenses                                              26,047          25,946

                                                    -----------     -----------
      Income (loss) from operations                       4,837           6,438

Other income (expense)                                     (892)           (610)
                                                    -----------     -----------
      Income (loss) before taxes                          3,945           5,828

Provision for income taxes                                1,692           2,331
                                                    -----------     -----------
      Net income (loss)                             $     2,253     $     3,497
                                                    ===========     ===========
Earnings per share, basic and diluted               $      0.39     $      0.60
Weighted average shares, basic and diluted            5,800,000       5,800,000

Other Data:
Retail new vehicles sold                                  5,325           5,644
Retail used vehicles sold                                 4,105           5,021

Pro Forma Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      On a pro forma combined basis, the total revenue by category for Hometown for the years ended December 31, 1998 and 1997, are as follows:

                                                           For The Years
                                                         Ended December 31,
                                                        1998            1997
                                                    -----------     -----------
                                                          (in thousands)
New vehicle                                         $   140,203     $   141,211
Used vehicle - retail                                    55,344          65,942
Used vehicle - wholesale                                 18,060          18,453
Parts and service                                        21,147          23,211
F&I and other                                             5,849           5,379
                                                    -----------     -----------
Total Revenue                                       $   240,603     $   254,196
                                                    ===========     ===========

      On a pro forma combined basis, the units sold by category for Hometown for the years ended December 31, 1998 and 1997, are as follows:

                                                           For The Years
                                                         Ended December 31,
                                                        1998            1997
                                                    -----------     -----------
New vehicle                                               5,325           5,644
Used vehicle - retail                                     4,105           5,021
Used vehicle - wholesale                                  3,871           4,298
                                                    -----------     -----------
Total units sold                                         13,301          14,963
                                                    ===========     ===========

         On a pro forma combined basis, the new vehicle revenue by manufacturer for Hometown for the years ended December 31, 1998 and 1997, are as follows:

                                                           For The Years
                                                         Ended December 31,
                                                        1998            1997
                                                    -----------     -----------
                                                          (in thousands)
Ford Motor                                          $    89,237     $    86,283
Chrysler                                                 18,857          21,582
Toyota Motor                                             24,115          21,604
GM                                                        6,523           9,784
All Other                                                 1,471           1,958
                                                    -----------     -----------
Total Revenue                                       $   140,203     $   141,211
                                                    ===========     ===========

      On a pro forma combined basis, the new vehicle units sold by manufacturer for Hometown for the years ended December 31, 1998 and 1997, are as follows:

                                                           For The Years
                                                         Ended December 31,
                                                        1998            1997
                                                    -----------     -----------
Ford Motor                                                3,097           3,152
Chrysler                                                    823             981
Toyota Motor                                              1,040             960
GM                                                          288             455
All Other                                                    77              96
                                                    -----------     -----------
Total units sold                                          5,325           5,644
                                                    ===========     ===========

         On a pro forma combined basis, the gross profit by category for Hometown for the years ended December 31, 1998 and 1997, are as follows:

                                                           For The Years
                                                         Ended December 31,
                                                        1998            1997
                                                    -----------     -----------
                                                          (in thousands)
New vehicle                                         $     8,525     $     8,834
Used vehicle - retail                                     6,561           7,726
Used vehicle - wholesale                                    (24)            (25)
Parts and service                                        10,446          10,887
F&I and other                                             5,849           5,379
                                                    -----------     -----------
Total Gross Profit                                  $    31,357     $    32,801
                                                    ===========     ===========


         On a pro forma combined basis, the gross profit percent of revenue by category for Hometown for the years ended December 31, 1998 and 1997, are as follows:

                                                           For The Years
                                                         Ended December 31,
                                                        1998            1997
                                                    -----------     -----------
                                                             (percent)
New vehicle                                                 6.1             6.3
Used vehicle - retail                                      11.8            11.7
Used vehicle - wholesale                                   (0.1)           (0.1)
Parts and service                                          49.4            46.9
F&I and other                                             100.0           100.0
                                                    -----------     -----------
Total Gross Profit percent                                 13.0            12.9
                                                    ===========     ===========

Core Operating Companies' and Acquisitions' Revenue Comparison

      Total revenue for the Core Operating Companies and the Acquisitions for the years ended December 31, 1998 and 1997, are as follows:

                                                     1998                            1997
                                        ----------------------------      ---------------------------
Core Operating Companies and                Revenue       % of Total         Revenue       % of Total
Acquisitions                            (in thousands)     Revenue        (in thousands)    Revenue
                                        --------------    ----------      --------------   ----------
E.R.R. Enterprises
  (Shaker including Pride)                  $66,480          27.6%           $ 71,928        28.3%
Westwood                                     67,081          27.9%             58,949        23.2%
Muller                                       55,967          23.3%             59,988        23.6%
Brattleboro                                  20,627           8.6%             24,584         9.7%
Bay State (incl. Regan Stapelton)            31,116          12.9%             38,747        15.2%
Intercompany Elimination                       (668)          (.3)%
                                           --------         -----            --------       -----
Total Revenue                              $240,603         100.0%           $254,196       100.0%
                                           ========         =====            ========       =====

Pro forma year ended December 31, 1998 compared with pro forma year ended December 31, 1997.

      Revenue

      Total Pro Forma Revenue decreased $ 13.6 million, or 5.4%, from $ 254.2 million for the year ended December 31, 1997 to $240.6 million for year ended December 31, 1998.

      This reduction reflects a decline in used vehicle sales and a related decline in parts and service sales from the loss of re-conditioning business on those used vehicles. Used vehicle sales declines reflect the Company's decision to keep a tight rein on used vehicle inventories until the closing of its $100 million credit facility with GE Capital in January 1999, the impact of price incentives offered by the Company's largest supplier of new cars which shifted potential used car business to new cars and, in the third quarter and the beginning of the fourth quarter, higher auction prices on certain models.

      Revenue from the sale of used vehicles at retail decreased $10.6 million, or 16.1%, from $65.9 million for the year ended December 31, 1997, to $55.3 million for the year ended December 31, 1998. The decrease consisted of a decline in unit sales of used vehicles at retail of 916 vehicles offset by an increase in average revenue per vehicle of $349. Revenue from the sale of used vehicles at wholesale decreased $.4 million, or 2.1%, from $18.5 million for the year ended December 31, 1997, to $18.1 million for the year ended December 31, 1998. The decrease consisted of a decline in unit sales of used vehicles at wholesale of 427 vehicles along with an increase in revenue per vehicle of $372.

      Revenue from the sale of new vehicles decreased $1.0 million, or .7% from $141.2 million for the year ended December 31, 1997 to $140.2 million for year ended December 31, 1998. The decrease consisted of a decline in unit sales of new vehicles of 319, offset by an increase in average revenue per vehicle of $1,309. The increase is mostly due to new model introductions in the first half of 1998, which generated a revenue increase of almost $3.2 million. The consumer excitement generated by new model introductions tends to maintain new vehicle prices at higher levels, thereby increasing a dealership's average revenue per vehicle sold. The first half gain in revenue was offset by a decline in the third and fourth quarter of 1998, due to severe shortages of several critical brands of vehicles. The shortages were experienced principally in GM vehicles as a result of the GM strike, the new redesigned Jeep as a result of manufacturer delivery delays, and delays in shipment of some Chrysler vehicles.

      Parts and service sales revenue decreased $2.0 million, or 8.9% from $23.2 million for year ended December 31, 1997, to $21.1 million for year ended December 31, 1998. The decrease was primarily attributable to the decline in sales of used vehicles.

      Finance, Insurance, Extended Service, and Other Dealership revenue increased $0.4 million, or 8.7% from $5.4 million for the year ended December 31, 1997 to $5.8 million for the year ended December 31, 1998. Most of the increase is due to the first half increase in new livery sales at Westwood Lincoln Mercury associated with the introduction of the new model Lincoln Towncar. Sales of new Lincoln Towncars into the livery industry generates significant finance and insurance revenue.

      Gross Profit

      Total gross profit decreased $1.4 million, or 4.4%, from $32.8 million for the year ended December 31, 1997, to $31.4 million for the year ended December 31, 1998.

      Gross profit on the sale of new vehicles decreased $0.3 million, or 3.5%, from $8.8 million for the year ended December 31, 1997, to $8.5 million for the year ended December 31, 1998. The decrease was due to the drop in the sale of new vehicle units offset by an increase of $36 in the average gross profit per unit. Gross profit as a percent of revenue for new vehicles decrease from 6.3% for the year ended December 31, 1997, to 6.1% for the year ended December 31, 1998.

      Gross profit on the sale of used vehicles at retail decreased $1.2 million, or 15.2%, from $7.7 million for the year ended December 31, 1997, to $6.5 million for the year ended December 31, 1998. The decline was due to the drop in the sale of used vehicle units offset by an increase of $58 in the average gross profit per unit.

      Parts and service gross profit decreased $0.5 million, or 4.1%, from $10.9 million for the year ended December 31, 1997, to $10.4 million for the year ended December 31, 1998. The decline in gross profit was directly related to the decreased revenue.

      Selling, General and Administrative Expenses

      The pro forma combination of Hometown's selling, general and administration expenses includes various adjustments made to the Company's historical financial statements for changes in compensation of the owners and differences in the negotiated cost of the fair market valued leases.

      On a pro forma basis, after adjustment, selling, general and administrative expenses increased $0.1 million, or 0.3%, from $25.9 million for the year ended December 31, 1997, to $26.0 million for the year ended December 31, 1998. Most of the increase is due to the addition of corporate overhead expenses related to the formation of Hometown on August 1. The Company has not yet realized the savings from the integration of the dealerships, the largest of which will result from refinancing its floor plan line of credit and centralizing its cash function. Total projected integration savings are expected to significantly offset additional corporate expenses.

      Other Income (Expense)

      Other income (expense) increased by $282,000, from $610,000 for the year ended December 31, 1997, to $892,000 for the year ended December 31, 1998. Of this, Interest expense, stated on a pro forma basis after giving effect to the expected savings from refinancing the floor plan line of credit, increased by $0.3 million, or 49.0%, from $0.6 million for the year ended December 31, 1997, to $0.9 million for the year ended December 31, 1998. The increase is due partly to increased floor plan interest expense at Westwood Lincoln Mercury associated with the increase in new model Towncar sales and the difference in pro forma floor plan interest expense. The floor plan interest expense for the fourth quarter of 1998 does not include any savings from the refinancing of the floor plan savings because closing of the GE floor plan financing agreement did not happen in the calendar year.

      Net Income

      Net income decreased $1.2 million, or 35.6 %, from $3.5 million for the year ended December 31, 1997, to $2.3 million for the year ended December 31, 1998. The decrease was primarily due to the decline in gross profit of $1.4 million, increased selling, general and administrative expenses of $.1 million, increased interest expense of $0.3 million, offset by a decrease in the Provision for Income Taxes of $0.6 million.

Earnings Per Share, Basic and Diluted

      On a pro forma combined basis, the earnings per share for the year ended December 31, 1998 was $.39. As of December 31, 1998, the Company does not have any potentially dilutive securities.

Weighted Average Shares

      On a pro forma combined basis, the weighted average shares for the three months and for the year ended December 31, 1998 are both 5,800,000 shares. The weighted average shares represent the sum of the outstanding Class A share (2,040,000) and Class B shares (3,760,000).

Acquisitions

      Since the close of the public offering in July 1998, the Company has acquired four dealerships located in Connecticut, Massachusetts and Vermont for an aggregate price of $7.2 million in cash plus the assumption of floor plan liabilities of $5.2 million. These four acquisitions added $57.8 million and $2.1 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 31, 1998.

      Subsequent to the year end, the Company purchased all the stock in another dealership in New Jersey and announced that it entered into an agreement to acquire its first dealership in New York. These two dealerships are expected to add $54.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999.

                      The Company - Historical Information

      The following discussion and analysis are based on the historical consolidated financial statements of Hometown Auto Retailers, Inc. ("Hometown"), since July 1998, and E.R.R. Enterprises, Inc. ("Shaker") collectively referred to as Hometown. Shaker was one of the three Core Operating Companies of Hometown and was deemed to be the accounting acquirer.

Overview.

      Shaker was a holding company that operated one of the largest dealer groups in Connecticut, consisting of Shaker's Lincoln Mercury in Watertown Connecticut; Family Ford and Family Rental in Waterbury, Connecticut; and Shaker's Jeep/Eagle in Waterbury, Connecticut. It also operated Lincoln Mercury Autocare, a factory authorized free-standing neighborhood automobile maintenance and repair center in Naugatuck, Connecticut. Shaker is a franchised dealer for Lincoln, Mercury, Ford, Jeep, and Eagle cars and trucks.

      Shaker was originally founded as Shaker Auto Service, an automobile repair shop, in Waterbury, Connecticut in 1930. After World War II, Shaker became an automobile dealer, ultimately being awarded the Jeep, Lincoln Mercury and Ford franchises. Shaker is operated by a third generation of the Shaker family.

      Shaker has diverse sources of automotive revenues, including: new car sales, new light truck sales, used car sales, used light truck sales, used cars purchased from the manufacturers, parts sales, service sales, including from Lincoln Mercury Autocare, finance fees, insurance commissions, extended service contract sales, documentary fees and after-market product sales. Sales revenues include sales to retail customers, other dealers and wholesalers. Other dealership revenue includes revenue from the sale of financing, insurance and extended service contracts, all net of a provision for anticipated chargebacks, and related documentary fees charged to customers.

      Shaker's gross profit varies as its automotive merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, and other dealership revenues) changes. The gross margin realized by Shaker on the sale of its products and services generally varies between approximately 13.9% and 14.6% annually, with new vehicle sales generally resulting in the lowest gross margin and parts and service sales generally resulting in the highest gross margin. Revenues from related financing, insurance and service contracts contribute a disproportionate share of gross, operating and pre-tax margins. When Shaker's new vehicle sales increase or decrease at a rate greater than its other revenue sources, its gross profit margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact Shaker's merchandise mix and therefore affect its gross profit margin.

      Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on debt, including floor plan inventory financing, net of interest credits received from certain manufacturers and interest income earned.

Combinations & Acquisitions

      Simultaneously with the closing of the Offering, Shaker acquired in exchange for Hometown's Class B Common Stock two dealership groups, collectively with Shaker known as the Core Operating Companies. Subsequently, the Company purchased four other dealerships for cash and the assumption of the respective floor plan liabilities. The Company has accounted for each of its acquisitions using the purchase method of accounting, and the results of operations of these dealerships have not been included in the Company's results of operations prior to the date they were acquired by the Company. For the discussion that follows, these exchanges and acquisitions are collectively known as the "Combinations".

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues

      Revenues increased by $62 million, or 104.2%, from $59.5 million for the year ended December 31, 1997, to $121.5 million for the year ended December 31, 1998. Revenue increases in Shaker accounted for $1 million while the Combinations accounted for the remaining $61 million.

      New vehicle sales increased by $40.7 million, or 138.9%, from $29.3 million for the year ended December 31, 1997, to $70 million for the year ended December 31, 1998. Of that increase $1.2 million was the result of an increase of $831 in the average revenue received per unit sold plus an increase of 7 units sold at the Shaker dealerships. The remaining $39.5 million increase was due to accounting for the Combinations.

      Used vehicle sales increased by $15.3 million, or 70.1%, from $21.8 million for the year ended December 31, 1997, to $37.1 million for the year ended December 31, 1998. That increase consisted of a $15.6 million increase due to the accounting for the Combinations offset by a decrease of $.3 million at the Shaker dealerships. The Shaker dealerships sold 20 fewer used vehicles at a decreased average revenue received of $49. Most of the decline in used vehicle sales at the Shaker dealerships resulted from an increase in the auction price of used cars in the third quarter. Shaker chose not to buy at the inflated auction prices thereby lowering inventory and sales. Prices have since returned to normal levels and Shaker is once again purchasing used vehicles at auction.

      Parts and service revenue increased by $4.4 million, or 65.7%, from $6.7 million for the year ended December 31, 1997, to $11.1 million for the year ended December 31, 1998. Parts and service revenue at the Shaker dealerships was down by $.2 million offset by accounting for the Combinations.

      Other dealership revenues increased by $1.7 million, or 101%, from $1.6 million for the year ended December 31, 1997, to $3.3 million for the year ended December 31, 1998. Other dealership revenues at the Shaker dealerships increased $.2 million, the balance of the increase resulted from the accounting for the Combinations.

      Gross Profit

      Gross profit increased $8.3 million or 100%, from $8.3 million for the year ended December 31, 1997, to $16.6 million for the year ended December 31, 1998. Gross profit at the Shaker dealerships increased by 6.1% or $.5 million, the balance of the increase resulted from the accounting for the Combinations.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased by $9.8 million, or 127.1%, from $7.7 million for the year ended December 31, 1997, to $17.5 million, for the year ended December 31, 1998. The increases consist of $6.6 million for accounting for the Combinations, a one time bonus distributed to the owner employees of Shaker of $2.5 and increases in corporation expenses of $1.1 million, offset by $.3 million reduction in poor performing advertising programs and savings on renegotiated liability insurance programs.

      Interest Expenses, net

      Net interest expense increased by $0.25 million, or 134.4%, from $0.19 million, for the year ended December 31, 1997, to $0.44 million for the year ended December 31, 1998. The increase was due primarily to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the Combinations.

      Net Income (loss)

      Net Income decreased from $.3 million for the year ended December 31, 1997, to a loss of $1.0 million for the year ended December 31, 1998, a decrease of $1.3 million or 416%. Of the $1.3 million decrease, Shaker's net income decreased by $1.4 million from the after tax effect of the one time bonuses. Shaker's core operation, before bonuses, added $1.1 million to net income, which is coupled with another $.5 million net income from the accounting for the Combinations offset by a net loss of $.8 million from the corporation expense and goodwill amortization.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Revenues

      The Company's revenues decreased by $2.7 million, or 4.4%, from $62.2 million for the year ended December 31, 1996 to $59.5 million for the year ended December 31, 1997. Most of the decrease was due to a decline in the sales of new and used Ford cars and trucks at Family Ford and a decline in manufacturer's warranty service revenue at Family Ford and Autocare.

      Sales of new Ford cars and trucks generally declined in Family Ford's primary market area in 1997. According to the Ford Dealer Performance Report for 1997, Family Ford's market penetration, i.e. share of its primary market area, increased from 11.5% in 1996 to 12.7% in 1997 for new cars and from 22.3% in 1996 to 30.8% in 1997 for new trucks even though Family Ford sold 109 fewer new cars and trucks in 1997 when compared to 1996. The decline in sales of new cars and trucks at Family Ford reflects this decrease in general market demand for Fords in its market area. In addition, the mild winter of 1996 to 1997 reduced the demand for light trucks in its market. As a result, Family Ford experienced a decrease in sales of new cars and trucks in 1997 of $1.4 million, or 8.3% below sales of used cars in 1996. This revenue decline was partially offset by an increase of $.3 million in new car sales at Shaker Lincoln Mercury, an increase of 2.1% over new car sales in 1996, for a combined decline in revenue for Shaker of $1.2 million, or 3.8% below revenue in 1996.

      Sales of used cars at Family Ford were adversely impacted by a temporary tightening of credit policy by local banks in the first half of 1997. The Family Ford credit rejection rate (i.e. the percentage of potential used car buyers rejected for car loans) increased from an average of 15% to 30%. As a result, Family Ford sold 87 fewer used cars and trucks in 1997 than in 1996, for a drop in revenue of $1.2 million, or 10.9% below 1996. In the second half of 1997, the credit rejection rate returned to the historical average of 15%. Management believes that the temporary increase in the credit rejection rate was in response to an unusually high level of used car sales in 1996, and the resulting increase in the number of used car loans in the portfolios of local banks. The decline in used car sales at Family Ford was partially offset by an increase in used car sales at Shaker Lincoln Mercury of $.5 million, or 4.4%, over sales in the prior year, for a combined Shaker used car revenue decrease of $.6 million, or 2.8%, compared to sales in 1996.

      Parts and service revenue at Family Ford decreased $.5 million, or 17.2%, in 1997 when compared to parts and service revenues in 1996. The decrease was due partly to the decline in sales of new and used cars and partly reflects a general 25% decline in warranty service revenue on Ford cars and trucks in the Northeast region.

The general decline in warranty service revenue is attributable to stricter guidelines on dealer warranty work imposed by Ford Motor Company. Parts and service revenue decreased slightly at Shaker Lincoln Mercury by $.01 million, or 0.4%, below parts and service revenues in 1996 and decreased at Autocare by $.15 million, 14.1% below such revenues in 1996, for a combined Shaker parts and service revenue decrease of $.7 million, or 9.2%, below parts and service revenues in 1996.

      Revenues from financing and the sale of insurance ("F&I") at Family Ford decreased $.25 million, or 19.4%, in 1997 compared to F&I revenues in 1996. This decrease reflected lower activity in F&I sales due to lower sales of new and used vehicles. At Shaker Lincoln Mercury, F&I revenue decreased $.01 million, a 0.7% decrease over F&I revenues in 1996, reflecting the change in mix in sales of new and used vehicles in 1997. The combined F&I revenue in 1997 for Shaker decreased $.25 million, or 13.4%, from total F&I revenues in 1996.

      Gross Profit

      The Company's gross profit decreased $.9 million, or 9.6%, from $9.2 million for the year ended December 31, 1996 to $8.3 million for the year ended December 31, 1997.

      At Family Ford, gross profit from the sale of new cars and trucks decreased by $.3 million, or 21.8%, from 1996 to 1997. Of the $.3 million decrease, $.1 million, or 37.8%, was due to a decline in sales of new cars and trucks. The remaining $.2 million, or 62.2%, was due to a decline in gross profit as a percent of sales from 8.2% in 1996 to 7.0% in 1997, which reflects lower pricing necessary to respond to the lower demand in its market area. At Shaker Lincoln Mercury, gross profit from the sale of new cars and trucks decreased by $.04 million, or 5.6%, from 1996 to 1997. The decrease of $.04 million consisted of a gross margin increase of $.02 million due to increased sales of new cars and trucks, offset by a gross margin decrease of $.06 million due to the decline in gross profit as a percent of sales from 5.8% in 1996 to 5.4% in 1997.

      Gross profit from the sale of used cars at Family Ford in 1997 decreased by $.1 million, a decline of 11.3%, compared to gross profit in 1996. The $.1 million decrease was due to a decline in sales of used cars, which reflected the tightened credit situation in the first half of 1997. When banks tighten their credit policies, they will often demand a higher down payment than the customer can afford, forcing dealers to reduce their prices to bring their transactions within the bank's guidelines in order to avoid losing the sale. At Shaker Lincoln Mercury, gross profit from the sale of used cars increased by $.3 million, or 41.4%, from 1996 to 1997. The increase of $.3 million consists of a gross margin increase of $.05 million due to increased sales of used cars and $.25 million was due to an increase in the gross profit as a percent of sales from 5.7% in 1996 to 7.7% in 1997.

      Gross profit on parts and service decreased $.3 million, or 20.7%, at Family Ford from 1996 to 1997. Of the $.3 million decrease, $.25 million was due to a lower volume of business, while $.05 million was due to a decline in gross profit as a percent of sales from 49.7% of sales in 1996 to 47.6% in 1997. The decline in gross profit margin reflects less warranty service as a percent of total revenues. Dealers typically earn a higher gross profit percent on warranty service than on customer paid work.

      There is no cost of sales associated with revenue from F&I resulting in an effective 100% gross profit.

      Selling, General and Administrative Expense

      Shaker selling, general and administrative expenses decreased by $.3 million, or 4.1%, from $8.0 million, for the year ended December 31, 1996, to $7.7 million, for the year ended December 31, 1997. The principal differences were decreases in commissions, telephone and utility expense, policy work and delivery, offset by increases in owner's compensation. Commissions decreased $.2 million, or 17.5%, reflecting the lower sales volume in 1997. Telephone and utilities expense decreased $.2 million or 50%, due to a change in long distance carriers to realize lower rates and the installation of a waste oil heater in the Shaker Lincoln Mercury service department that substantially reduced heating costs in 1997. Policy work consists of repairs on cars prior to sale, the cost of which is not recovered by the dealer. Policy work expense declined $.02 million, or 16.6%, reflecting the lower sales volume in 1997. Delivery expense declined $.04 million, or 93%, in 1997 as a result of the lower sales volume and changes in delivery policy. Compensation increased by $.4, or 13.1%, in 1997 mostly due to increased owner's compensation.

      Interest Expenses, net

      Shaker net interest expense decreased by $.2 million, or 50.8%, from $.4 million, for the year ended December 31, 1996, to $.2 million, for the year ended December 31, 1997. Net floor plan interest, net of floor plan assistance credits, declined from $.6 million in 1996, to $.4 million in 1997, a decline of 27.9%, primarily reflecting the lower sales volume in 1997. Net floor plan interest was offset by net interest income which increased 20.3%, from $.18 million in 1996 to $.22 million in 1997.

      Net Income

      Net Income decreased $.1 million, or 19.6%, from $.4 million for the year ended December 31, 1996 to $.3 million for the year ended December 31, 1997. The decrease in Net Income was primarily attributable to the $.9 decrease in gross profit, offset by a decrease in Selling, General and Administration ($.3 million), Interest Expenses ($.2 million) and Income Taxes ($.2 million). While most of the expense reductions were the direct result of the reduced sales and gross profit, Management continues to find ways to reduce their fixed operating expenses, such as the reduction in telephone and utility costs.

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

Earnings (Loss) Per Share, Basic and Diluted

      On a consolidated basis, the earnings (loss) per share for the year ended December 31, 1998 and 1997, are a ($.28) and $.17, respectively. As of December 31, 1998 and 1997, the Company does not have any potentially dilutive securities.

Weighted Average Shares

      On a consolidated basis, the weighted average shares for the years ended December 31, 1998 and 1997 are 3.5 million shares and 1.9 million shares, respectively. The weighted average shares for 1998 represent the weighted average of the sum of the outstanding equivalent Class A shares of Shaker (1,880,000) for seven months and the outstanding Class A shares (2,040,000) and Class B shares (3,760,000) for the remaining five months. The weighted average shares for 1997 represent the weighted average of the sum of the outstanding equivalent Class A shares of Shaker (1,880,000) for twelve months.

Liquidity and Capital Resources

      The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

      Cash and Cash Equivalents

      Total cash and cash equivalents at December 31, 1998 and 1997, were $5.5 million and $3.5 million, respectively. The net increase of $2.0 million in cash and cash equivalents from December 31, 1997 to 1998 was primarily due to $12.7 million proceeds received from the issuance of shares of Hometown stock less $6.8 million cash disbursement for acquisitions and the distribution of $2.5 million to the owner employees of Shaker.

      Cash Flow from Operations

      For the year ended December 31, 1998, the Company used $2.5 million in cash from operating activities. The primary use of cash in 1998 was the distribution of one time bonuses of $2.5 million paid out to the owner employees of Shaker. This transaction was agreed to in the exchange agreement as it represented cash reserves that were build up over the years in Shaker.

      The following table sets forth the consolidated selected information from the statements of cash flow:

                                                      For the years ended December 31,
                                                      --------------------------------
                                                        1998        1997        1996
                                                      --------    --------    --------
                                                       Amount      Amount      Amount
                                                      --------    --------    --------
                                                               (in thousands)
Net Cash Provided by (Used) in Operating Activities   ($ 2,458)   $    335    $  1,017
Net Cash Used in Investing Activities                   (6,919)       (102)        (18)
Net Cash Provided by Financing Activities               11,352         225         339
                                                      --------    --------    --------
Net Increase in Cash and Cash Equivalents             $  1,975    $    458    $  1,338
                                                      ========    ========    ========

      Floor Plan Financing

      The Company obtains floor plan financing for its vehicle inventory from various sources. As of December 31, 1998, the Company had $29.6 million of floor plan financing outstanding, bearing interest at prime rate plus 100 basis points. Interest expense on floor plan notes payable, before manufacturer's interest assistance, totaled approximately $0.9 million, $0.8 million, and $1.4 million for the years ended December 31, 1996, 1997, and 1998, respectively. Manufacturer interest assistance, which is recorded as a reduction of interest expense, totaled approximately $0.3 million, $0.4 million, and $0.8 million for the years ended December 31, 1996, 1997, and 1998, respectively.

      On January 6, 1999, the Company completed the refinancing of its floor plan lines of credit into one floor plan line of credit with GE Capital Corporation. The new floor plan line of credit carries an interest rate of LIBOR plus 160 basis points, resulting in a saving of over 200 basis points from the average interest rate the Company paid previously.

Acquisitions

      Since the close of the public offering in July 1998, the Company has acquired four dealerships located in Connecticut, Massachusetts and Vermont for an aggregate price of $7.2 million in cash plus the assumption of floor plan liabilities of $5.2 million. These four acquisitions added $57.8 million and $2.1 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 31, 1998.

      Subsequent to the year end, the Company purchased all the stock in another dealership in New Jersey and announced that it entered into an agreement to acquire its first dealership in New York. These two dealerships are expected to add $54.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999.

Public Offering of Common Stock

      The Company completed an initial public offering of 1.8 million shares of its Class A Common Stock on July 31, 1998 at a price of $9 per share. Net proceeds of the public offering of $12.7 million were used to finance the acquisitions above, to fund the working capital requirements, and to fund corporation expenses.

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Comparative information for earlier years presented is to be restated. The Company considers its business to be a single segment entity and therefore the adoption has had no impact on the Company's consolidated financial position, results of operations or cash flows.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value is to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

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

Forward Looking Statement

      When used in the Annual Report on Form 10K, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of the Company to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company required by this item are set forth beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The executive officers and directors of the Company and their respective ages as of January 31, 1998 are as follows:

Name                                 Age            Position
----                                 ---            --------

Salvatore A. Vergopia............    58     Chairman of the Board and Chief
                                            Executive Officer

Joseph Shaker....................    30     President, Chief Operating
                                            Officer and Director

William C. Muller Jr. ...........    46     Vice President-New Jersey
                                            Operations and Director

Corey Shaker.....................    40     Vice President-Connecticut
                                            Operations and Director

Edward A. Vergopia...............    28     Vice President-Fleet Operations
                                            and Director

James Christ.....................    41     General Manager-Muller Toyota
                                            and Director

John Rudy........................    56     Chief Financial Officer and
                                            Secretary

Steven Shaker....................    28     Vice President-Parts and Service

Matthew J. Visconti Jr...........    41     Vice President-Mergers and
                                            Acquisitions

Domenic Colasacco*...............    49     Director

Steven A. Hirsh..................    58     Director

Louis I. Margolis*...............    53     Director

----------
*Member of Audit and Compensation Committees

      All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board of Directors.

      Set forth below is a brief description of the background and business experience of the executive officers and directors of the Company:

      Salvatore A. Vergopia has been Chairman of the Board and Chief Executive Officer since October 1, 1997. In addition, from 1992 to date, he has been President and for over 20 years prior thereto, Vice President of Westwood Lincoln Mercury Sales Inc. Under his management, Westwood has been a winner of numerous awards, including: (a) Lincoln-Mercury 100 Champions Leadership Conference award in each of the past 25 years; (b) North American Customer Excellence Award; and (c) Ford Motor Credit Company's Partners in Quality Award. In addition to his responsibilities as a dealer, he has served on the Customer Dispute Settlement Board for New Jersey and Connecticut and is a member and past Chairman of the Ford Lincoln-Mercury NADA 20 Group. He holds a B.S. degree from Northern Arizona University.

      Joseph Shaker has been the President and Chief Operating Officer since October 1, 1997 and is in charge of the Company's dealer acquisition program, including the implementation of such programs as may be necessary to assimilate new dealers into Hometown's operational model. In addition, from 1991 to date, he has been the Chief Operating Officer of Shaker's Lincoln Mercury, Shaker's Jeep Eagle and Lincoln Mercury Autocare in Connecticut. In 1992, at the request of Ford Motor Company, he developed the pilot free-standing neighborhood Autocare Center which has become the model for free-standing neighborhood auto maintenance centers established by Ford Motor with certain of its other dealers. He also started Shaker's Lincoln Mercury limousine department in 1992 and has been responsible for its growth and implementation. He is a Member of the Executive Committee of the NADA 20 Group. He holds a B.S. (Management) degree from Bentley College.

      William C. Muller Jr. has been Vice President-New Jersey Operations since October 1, 1997. In addition, from 1980 to date, he has been the President of Muller Automotive, Inc. and of Muller Chevrolet, Oldsmobile, Isuzu, Inc. Under his management, Muller Toyota has been: (a) a 9-time recipient of Toyota's Prestigious President's Award, given to those dealers with superior levels of customer satisfaction who also exceed capital standards and have high market penetration and facilities that meet or exceed Toyota standards; (b) a 13- time recipient of Toyota Parts Excellence Award; (c) a 9-time winner of Toyota Service Excellence Award; and (d) a 3-time winner of Toyota's Sales Excellence Award. He holds a B.A. degree from Fairleigh Dickinson University.

      Corey Shaker has been Vice President-Connecticut Operations since October 1, 1997 and is in charge of Hometown's Company-wide sales training efforts. In addition, from 1989 to date, he has been Chief Operating Officer and General Manager of Family Ford Inc. where he was responsible for all aspects of its operations. He is a member of NADA Ford F01 20 group. He was awarded the Lincoln Mercury Salesperson of the Nation award in 1980 and is a three time winner of the Lincoln Mercury Inner Circle award. He holds a B.S. in Business Administration from Providence College.

      Edward A. Vergopia has been Vice President-Fleet Operations since October 1, 1997. In addition, from 1988 to date, he has been Executive Vice President of Westwood where, among other responsibilities, he managed the Lincoln Mercury Division of Spoilers Plus (custom cars) and Westwood Lincoln Mercury Limousine Department. During those periods, he also worked in the Leasing, Financing and Parts and Service Departments of Westwood Lincoln Mercury. He holds a B.B.A. from the University of Miami.

      James Christ has been General Manager of the Muller Toyota division of the Company since October 1, 1997. In addition, from 1995 to date, he has been General Manager of Muller Toyota in Clinton, New Jersey. From March 1986 to November 1994, he was Vice President and General Manager of Liberty Toyota, Inc. in Burlington, New Jersey and from August 1989 to November 1994, he was Vice President of Richardson Imports, Inc. a Lexus dealership, in Cherry Hill, New Jersey. Prior thereto he had more than 5 years experience in managerial capacities at Toyota. He holds a B.S. in Business Administration from West Chester University.

      John C. Rudy has been Chief Financial Officer since October 1, 1997 and, upon the closing of the Offering, will assume full-time status. His responsibilities include financial reporting, accounting and computer systems. In addition, from 1992 to date, he has been President of Beacon Business Services, Inc., a business consulting firm providing business strategy, financial, and accounting services to small and mid-size businesses. From 1990 to 1992, he directed the Metropolitan New York area troubled business practice for Coopers & Lybrand, and from 1987 through 1989, served as Chief Financial Officer for Plymouth Lamston Stores Corporation, a chain of retail stores in New York City. He holds a Bachelor of Science Degree in Economics from Albright College in Reading, Pennsylvania, an MBA from Emory University in Atlanta, Georgia, and is a Certified Public Accountant in New York State.

      Steven Shaker has been Vice President in charge of Parts and Service since October 1, 1997. In addition, from 1992 to date, he has been Director of Parts and Service of all of the Shaker Group's operations and was instrumental in the implementation of the pilot program to develop the Ford Motor Company's first Autocare automobile service center. He holds a B.A. degree from Salve Regina College.

      Matthew J. Visconti Jr. became Vice President-Mergers and Acquisitions upon the closing of the Offering. During 1997 he served as one of the organizers of the Company and consulted with it on merger and acquisition matters. From January 1996 to December 1996, he was General Manager of the Ray Catena Company which held Jaguar and Porsche franchises in Edison, New Jersey. Prior thereto, from July 1994 to December 1995, he was General Sales Manager of Town Motors in Englewood, New Jersey which held Audi, Lincoln, Mercury, Porsche, Subaru and Suzuki franchises. From prior to 1992 to April 1994, he was an owner and President of The Blake Group, Inc., a business consultant specializing in merger and acquisition transactions in the retail automobile sector.

      Domenic Colasacco is Chairman of the Board and President of United States Trust Company (USTC), a Boston based firm specializing in trust and investment management services for institutional and personal clients. Mr. Colasacco has been serving as the Chief Investment Officer of USTC since 1980. From 1990 to March 1998, he was also a director of UST Corp., the holding company for USTC and USTrust, a commercial and retail bank in Greater Boston. He holds both a bachelors degree and an M.B.A. from Babson College and is a Chartered Financial Analyst.

      Steven A. Hirsh has been a portfolio manager for William Harris & Co., a financial services company, for more than five years. Since 1994 he has also been Chairman, Chief Executive Officer and President of Astro Communications, Inc., a manufacturer of strobe lights. Mr. Hirsh has been a director of Complete Management, Inc., a physician practice management company since 1996 and Market Guide, Inc, a financial data base company since 1997. He holds a Bachelor of Science degree from the University of Colorado and a Master of Business Administration from the University of Chicago.

      Louis I. Margolis has been a General Partner of Pine Street Associates, L.P., a private investment partnership that invests in other private limited partnerships since January 1994. In January 1997, Mr. Margolis formed and is the President and sole shareholder of Chapel Hill Capital Corp., a financial services company. From 1991 through 1993, he was a Member of the Management Committee of Nomura Securities International. From 1993 through 1995, he was Chairman of Classic Capital Inc., a registered investment advisor. Mr. Margolis has been a director of Milestone Scientific, Inc., a manufacturer of dental devices, since 1997. Mr. Margolis has been a member of the Financial Products Advisory Committee of the Commodity Futures Trading Commission since its formation in 1986, a Trustee of the Futures Industry Institute since 1991 and a Trustee of Saint Barnabas Hospital in Livingston, New Jersey since 1994.

Committees of the Board of Directors

      The Company's Board of Directors has established compensation and audit committees, whose members are Messrs. Colasacco and Margolis. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the issuance of stock options and discretionary cash bonuses to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent public accountants to determine the adequacy of internal controls and other financial reporting matters. It is the intention of the Company to appoint only independent directors to the Audit and Compensation Committees.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation.

      The following table presents certain information concerning compensation paid or accrued for services rendered to the Company in all capacities during the year ended December 31, 1998, for the Chief Executive Officer and the other four most highly compensated executive officers of the Company whose aggregate annual base salary exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                          Other
                                                                Salary       Bonus        Annual
Name and Principal Position                                       (1)         (2)      Compensation
---------------------------                                   ---------    ---------   ------------
Salvatore A. Vergopia, Chairman & Chief Executive Officer     $ 318,334           --           --

Joseph Shaker, President and Chief Operating Officer            129,653    $ 335,829    $   1,357

William C. Muller Jr., Vice President-New Jersey Operations     258,067           --           --

Corey Shaker, Vice President-Connecticut Operations             163,227      335,829           --

Edward A. Vergopia, Vice President-Fleet Operations              96,520      103,909           --

(1)   Includes compensation paid by predecessor companies with respect to 1998.

(2) Reflects bonuses paid by predecessor companies for services rendered prior to the combination.

Option Grants.

     The following table sets forth certain information regarding options granted by the Company to the Named Executive Officers during 1998.

                        Option Grants in Last Fiscal Year

                                                                                         Potential Realizable Value at
                           Number of       Percent of                                    Assumed Annual Rates of Stock
                             Shares      Total Options                                       Price Appreciation for
                           Underlying      Granted to       Exercise                             Option Term(2)
                            Options       Employees in       Price         Expiration    -----------------------------
          Name            Granted(#)(1)    Fiscal Year      ($/Share)         Date          0%        5%      10%
                          --------------------------------------------------------------------------------------------
Salvatore Vergopia....       3,000             1%            $ 9.00        July 2003        0         0        0
Joseph Shaker.........       36,500           12%            $ 9.00        July 2003        0         0        0
William C. Muller Jr..       20,000            7%            $ 9.00        July 2003        0         0        0
Corey Shaker..........       36,500           12%            $ 9.00        July 2003        0         0        0
Edward A. Vergopia....       37,000           12%            $ 9.00        July 2003        0         0        0

(1) The options vest with respect to one-third of the shares of Common Stock covered by the options on July 1, 1999 (the "Initial Vesting Date") and one-third will vest on each of the first and second anniversary of the Initial Vesting Date.

(2) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the respective options. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Form 10-K.

Option Exercises and Year-End Option Values.

      No options were exercised during 1998.

Employment Contracts

      In April 1998, Hometown entered into five-year employment agreement, effective as of the closing of the Offering, for the following key positions:
Chairman and Chief Executive Officer; President and Chief Operating Officer; Vice President-New Jersey Operations; Vice President-Connecticut Operations; Vice President-Fleet Operations; General Manager Muller Toyota; Vice President-Parts and Services; and Vice President-Mergers and Acquisitions. Each agreement provides for an annual base salary of $200,000, except that the agreement for the Chairman and Chief Executive Officer provides for an annual base salary of $250,000, the agreement for the Vice President Fleet Operations provides for an annual base salary of $150,000, the agreement for the General Manager provides for an annual base salary of $150,000 plus an annual bonus equal to five percent of the pre-tax profits of Muller Toyota, the agreement for Vice President-Parts and Service provides for an annual base salary of $100,000 and the agreement for Vice President-Mergers and Acquisitions provides for an annual base salary of $150,000. Each agreement also provides for participation by the employee in all executive benefit plans and, if employment is terminated without cause (as defined in the agreement), payment of an amount equal to the salary which would have been payable over the unexpired term of his employment agreement.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      None of the Directors serving on the Compensation Committee is an employee of the Company. No Director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a Director of the Company.

1998 Stock Option Plan

      In February 1998, in order to attract and retain persons necessary for the success of the Company, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 480,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Stock Option Plan, which expires in January 2008, will be administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of the effective date of the Offering, options for an aggregate of 295,556 shares, exercisable at the Offering price during a five-year period, were granted to eight officers and nine other employees of the Company and were outstanding under the Stock Option Plan. These options will be exercisable for one-third of the shares covered thereby on the first anniversary of the date of the grant and for an additional one-third of the shares covered thereby each year thereafter. In addition, options for 5,000 shares will be granted to each of the Company's outside directors upon their taking office. These options, which will be exercisable at the fair market value per share on the date of grant, will be exercisable for 50% of the shares covered immediately upon grant and for the remainder of the shares following one year's service.

Compensation of Directors

      Each non-employee Director receives a fee of $1,000, for each meeting attended in person and $250 for each meeting attended telephonically and reimbursement for travel costs and other out-of-pocket expenses incurred in attending each Directors' meeting. In addition, committee members receive $500 for each committee meeting attended in person, other than meeting directly following or preceding Board meetings and $125 for each committee meeting attended telephonically. Additionally, pursuant to the Plan, each non-employee Director, will receive options to purchase 5,000 shares of Common Stock exercisable at the fair market value on the date of grant, except that Mr. Hirsh waived such grant. These options will vest one-third on the date of grant and one-third at the end of each subsequent year of service on the Board. In addition, each non-employee Director will receive options to purchase an additional 2,500 shares of Common Stock on the date of the Company's annual stockholders' meeting. Such options will have an exercise price equal to the fair market value of the Common Stock on the date of grant and will vest one-third upon grant and one-third on each of the first and second anniversary of the date of grant.

Limitation of Directors' Liability and Indemnification

      The Delaware General Corporation Law (the "DGCL") authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. The Company's Certificate of Incorporation limits the liability of Directors of the Company to the Company or its shareholders to the fullest extent permitted by Delaware law.

      The Company's Certificate of Incorporation provides mandatory indemnification rights to any officer or Director of the Company who, by reason of the fact that he or she is an officer or Director of the Company, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or Director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Securities Act may be provided to officers and Directors or persons controlling the Company, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      There is no pending litigation or proceeding involving a Director, officer, employee or agent of the Company in which indemnification by the Company will be required or permitted. The Company is not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of March 22, 1999 by (i) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Named Executive Officer and (iv) all Directors, and Executive Officers of the Company as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them.

                             PRINCIPAL STOCKHOLDERS

                                                             Percentage of      Percentage of
                                         Number of Shares        Shares        Aggregate Voting
                                          Beneficially        Beneficially          Rights
Name of Beneficial Owner(1)                 Owned (2)           Owned(3)        of all Classes
---------------------------                 ---------           --------        --------------
Salvatore A. Vergopia(4).............        705,000              12.16              17.79

Joseph Shaker(5).....................        222,592               3.84               5.62

William C. Muller Jr. ...............        470,734               8.12              11.86

Corey Shaker(6)......................        266,080               4.59               6.69

Edward A. Vergopia...................        235,000               4.05               5.93

James Christ.........................         93,248               1.61               2.35

Steven Shaker........................        206,424               3.56               5.21

Paul Shaker..........................        218,268               3.76               5.51

Janet Shaker.........................        227,668               3.93               5.74

William C. Muller Sr.................        376,718               6.50               9.50

All Officers and Directors as a
group (8 persons)(5).................      2,259,078              38.95              54.78

----------

(1) The respective addresses of the beneficial owners are: Salvatore A. Vergopia and Edward A. Vergopia, c/o Westwood Lincoln Mercury, 55 Kinderkamack Road, Emerson, New Jersey 07630; Joseph Shaker, c/o Shaker's Inc. 831 Straits Turnpike Watertown, Connecticut 06795; William C. Muller Jr., James Christ and William C. Muller Sr. c/o Muller Toyota,Route 31, PO Box J, Clinton, New Jersey, 08809; Corey Shaker, Janet Shaker, Steven Shaker and Paul Shaker, c/o Family Ford, Inc., 1200 Wolcott Street, Waterbury, Connecticut 06705.

(2)   Class B Common Stock unless otherwise noted.

(3)   Percentages based on number of shares of all classes.

(4)   Includes 225,600 shares owned by his wife Janet.

(5) Includes 15,980 shares held by the Richard Shaker Family Trust of which he is the Trustee and a beneficiary.

(6) Includes 15,980 shares held by the Edward Shaker Family Trust of which he is the Trustee and a beneficiary.

(7)   Includes 60,000 shares of Class A Common Stock owned by one officer.

      The Company's officers and directors and holders of more than five percent of any class of its voting securities have agreed with the representative of the underwriter in the initial public offering that they will not sell or otherwise dispose of any Common Stock, or any securities convertible into shares of the Company's Common Stock without the prior written consent of such representative until July 27, 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with except for one Form 5 filing by Steven Budd reflecting one transaction.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Leases

      The Company has leased from various affiliates the premises occupied by certain of its dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent for the five-year periods commencing January 1, 2004 and 2009.

Shaker Group. The Company leases, for an initial annual base rental of $240,000, the premises occupied by its Lincoln/Mercury dealership in Watertown, Connecticut from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Joseph Shaker is President and Chief Operating Officer of Hometown and a principal stockholder of the Company. Corey Shaker is Vice President-Connecticut Operations and a principal stockholder of the Company. Steven Shaker is Vice President-Parts and Service and a principal stockholder of the Company. Janet Shaker is a principal stockholder of the Company.

Muller Group. The Company leases, for an initial annual base rental of $360,000 and $396,000 respectively the premises occupied by its Toyota dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile/Isuzu dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Vice President-New Jersey operations and, prior to the Offering, was a 9.42% stockholder of Hometown.

Westwood. The Company leases, for an initial annual base rental of $360,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is Chairman of the Board and Chief Executive Officer of Hometown and, prior to the Offering, including shares owned by his wife, was a 17.63% stockholder of Hometown.

Exchange

      The executive officers, directors and holders of more than five percent of any class of the Company's voting securities who are listed in the table under "Principal Stockholders" received their stock in the Exchange except one officer included in "all Officers and Directors as a Group" who received 60,000 shares of Class A Common Stock on the organization of Hometown.

      The Company paid a fee of $175,000 to Matthew J. Visconti for his services in connection with the Exchange. Mr. Visconti is Vice President Acquisitions and Mergers of the Company was one of the organizers.

Loans

      During 1998, Corey Shaker, repaid $86,000 lent to him by a Core Operating Company during the year ended December 31, 1997.

      During 1998, a Core Operating Company: (a) lent $234,000 to Salvatore A. Vergopia, erasing the previous amount due by that company to Salvatore Vergopia and increasing the amount owed by Salvatore Vergopia to that company to $168,000; (b) advanced $21,000 to Salvatore Vergopia; and (c) received $66,000 from Edward A. Vergopia in settlement of his loan. The loan due from Worldwide Financing Co. Ltd. ("WFC"), $90,000, remained unchanged. The loans and advances due from Salvatore A. Vergopia and WFC are each non-interest bearing. All of these loans and advances were paid off in March 1999. Salvatore A. Vergopia is Chairman of the Board and Chief Executive Officer and a principal stockholder of the Company. Corey Shaker is Vice President-Connecticut Operations and a director and principal stockholder of the Company. Edward A. Vergopia is Vice President-Fleet Operations and a director and principal stockholder of the Company. WFC, which is not being acquired by the Company, is owned by Salvatore
A. Vergopia and his wife.

      During 1998, Rellum Realty Company repaid $430,000 lent to it by a Core Operating Company.

Guarantees

      A Core Operating Company is the guarantor of a $2,000,000 credit facility from SEC Funding Corp. ("SFC") pursuant to which loans are made to third party purchasers of limousines. As at December 31, 1998 loans outstanding under this credit line were $330,000. SFC is owned by Salvatore and Edward Vergopia and by another employee.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    Exhibits:

    Exhibit                 Description                                  Page
      No.                                                                ----

      1.1     Form of Underwriting Agreement*
      3.1     Certificate of Incorporation of Dealer-Co., Inc.
              (NY-3/10/97)*
      3.2 Certificate of Incorporation of Hometown Auto Retailers, Inc. (Del-6/5/97)*
      3.3 Certificate of Ownership and Merger of Dealer-Co., Inc. into Hometown Auto Retailers, Inc. (Del-6/27/97)*
      3.4 Certificate of Merger of Dealer-Co., Inc. and Hometown Auto Retailers, Inc. into Hometown Auto Retailers, Inc. (the "Company") (NY-9/11/97)*
      3.5     Certificate of Amendment of the Certificate of
              Incorporation filed February 19, 1998*
      3.6     Certificate of Amendment of the Certificate of
              Incorporation filed June 8, 1998*
      3.7     By-Laws of the Company*
      4.1     Form of Class A Common Stock Certificate*
      4.2     Form of Class B Common Stock Certificate*
      4.3     Form of Warrant Agreement between the Company and
              Paulson Investment Company and related Warrant*
      4.4     Stock Option Plan of the Company*
      5.1 Opinion of Morse, Zelnick, Rose & Lander, LLP as to legality of the securities being registered.*
     10.1 Exchange Agreement, dated as of the 1st day of July, 1997, among the Registrant and the members of the Shaker Group, the Muller Group and the Westwood Group*
     10.2 Agreement, dated July 2, 1997, between the Registrant and Brattleboro Chrysler Plymouth Dodge, Inc.* and Amendments dated November 11, 1997*, April 14, 1998* and July 8, 1998*
     10.3     Agreement, dated August 14, 1997, between the
              Registrant and Leominster Lincoln Mercury, Inc., dba
              Bay State Lincoln Mercury* and Amendments dated October 31, 1997* and April 14, 1998*, respectively
     10.4 Stockholders Agreement, dated as of the 16th day of February 1998, among the Shaker Stockholders, the
              Muller Stockholders and the Westwood Stockholders*
     10.5 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Salvatore A. Vergopia*
     10.6 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Joseph Shaker*
     10.7 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and William C. Muller Jr.*
     10.8 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Corey Shaker*
     10.9 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Edward A. Vergopia*
    10.10 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and James Christ*
    10.11 Proposed employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Matthew J. Visconti Jr.*
    10.12 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Steven Shaker*
    10.13 Lease, dated as of April 20, 1998, between Shaker Enterprises, as landlord, and Hometown (Lincoln/Mercury dealership in Watertown, CT.)*
    10.14     Lease, dated as of April 20, 1998, between Joseph
              Shaker Realty Company, as landlord, and Hometown (Ford dealership in Waterbury, CT.)*
    10.15     Lease, dated as of April 20, 1998, between Joseph
              Shaker Realty Company, as landlord, and Hometown (Jeep/Eagle dealership Waterbury, CT.)*
    10.16 Lease, dated as of April 20, 1998, between Rellum Realty Company, as landlord, and Hometown (Toyota dealership in Clinton, NJ)*
    10.17 Lease, dated as of April 20, 1998, between Rellum Realty Company, as landlord, and Hometown (Chevrolet/Oldsmobile/Isuzu dealership In Stewartville,
              NJ)*
    10.18 Lease, dated as of April 20, 1998, between Salvatore A. Vergopia and Janet Vergopia, as landlord, and Hometown (Lincoln Mercury dealership in Emerson, NJ)*
    10.19 Inventory Loan and Security Agreement between Toyota Motor Credit Corporation and Muller Toyota, Inc.; Commercial Promissory Notes; Dealer Floor Plan Agreement*
    10.20 Ford Motor Company Automotive Wholesale Installment Sale and Security Agreement with Shakers, Inc.; Power of Attorney for Wholesale Installment Sale Contract; and Automotive Installment Sale Contract*
    10.21 Ford Motor Company Automotive Wholesale Installment Sale and Security Agreement with Family Ford, Inc. and Power of Attorney for Wholesale*
    10.22 Chrysler Financial Security Agreement and Master Credit Agreement with Shaker's Inc.*
    10.23 Lease, dated as of April 20, 1998, between Thomas E. Cosenzi optionees as landlord, and Hometown (Chrysler Plymouth dealerships in N. Brattleboro, VT.)*
    10.24     Form of Stock Option Agreement with schedule of optionees*
    10.25 Agreement dated May 28, 1998, between the Registrant and Pride Auto Center, Inc. (an Acquisition)*
    10.26 Supplemental Agreement to Dealer Sales and Service Agreement (Publicly Traded Company) dated April 27, 1998 among Muller Chevrolet, Oldsmobile, Isuzu, Inc., Hometown Auto Retailers, Inc. and American Isuzu Motors, Inc.*
    10.27 Letter consent for ownership change and initial public offering from Toyota Motor Sales, USA, Inc. dated July 24, 1998*
    10.28 Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement between Hometown Auto Retailers, Inc. and General

              Motors, dated July 20, 1998.*
    10.29 Letter consent from Ford Motor Company to Hometown Auto Retailers, Inc. relating to the Ford Division and Lincoln/Mercury Division dated July 24, 1998*
    10.30 Credit Agreement dated as of Jan. 6, 1999 among the registrant, specified subsidiaries, General Electric Capital Corporation, and other specified lenders. All annexs A through I
     21.1     Subsidiaries of the Registrant*
     23.6     Consent of Crain's Automotive*
      27.     Financial Data Schedule


----------
(*) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No 333-52763), and incorporated herein by reference.

Reports on Form 8-K:

The Registrant did not file any reports on Form 8-K during the Quarter ended December 31, 1998.

Supplemental Schedules:

Report of Independent Public Accountants on Schedule is set forth on page S-1.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996 is set forth on page S-2.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Hometown Auto Retailers, Inc.:

      We have audited the accompanying consolidated balance sheet of Hometown Auto Retailers, Inc. (a Delaware Corporation) as of December 31, 1998 and the consolidated balance sheet of E.R.R. Enterprises, Inc. and Subsidiaries as of December 31, 1997, (See Note 1) and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hometown Auto Retailers, Inc. as of December 31, 1998 and of E.R.R. Enterprises, Inc., and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


New York, New York                                           ARTHUR ANDERSEN LLP
March 22, 1999

                          HOMETOWN AUTO RETAILERS, INC,
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      December 31,
                                                                    -----------------
                                                                     1998      1997
                                                                    (Note 1)  (Note 1)
                 ASSETS

Current Assets:
   Cash and cash equivalents                                        $ 5,514   $ 3,539
   Accounts receivable, net                                           4,665       914
   Inventories                                                       30,554     7,609
   Prepaid expenses, deferred income taxes and other
     current assets                                                   1,534        70
                                                                    -------   -------
      Total current assets                                           42,267    12,132
Property and equipment, net                                           2,293     1,346
Goodwill,  net                                                       20,879        --
Other assets                                                            972       400
                                                                    -------   -------
      Total assets                                                  $66,411   $13,878
                                                                    =======   =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                                         $29,624   $ 6,761
   Accounts payable and accrued expenses                              4,798       661
   Current maturities of long-term debt                                 946       278
   Other current bank borrowings                                      1,200        85
                                                                    -------   -------
      Total current liabilities                                      36,568     7,785
Long-term debt                                                          375       107
Due to related parties                                                  238       888
                                                                    -------   -------
       Total liabilities                                             37,181     8,780
Commitments and contingencies (Note 13)

Stockholders' Equity:
    Preferred stock, $.001 par value, 2,000,000 shares
      authorized, no shares issued and outstanding                       --        --
   Common stock, Class A, $.001 par value, 24,000,000 shares
     authorized, 2,040,000 issued and outstanding                         2        --
   Common stock, Class B, $.001 par value, 3,760,000 shares
     authorized, issued and outstanding                                   4        --
   Additional paid-in capital                                        25,194        69
   Retained earnings                                                  4,030     5,029
                                                                    -------   -------
      Total stockholders' equity                                     29,230     5,098
                                                                    -------   -------
      Total liabilities and stockholders' equity                    $66,411   $13,878
                                                                    =======   =======

The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC,
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                      For the Years Ended December 31,
                                                  -----------------------------------------
                                                     1998            1997          1996
                                                   (Note 1)       (Note 1)        (Note 1)
                                                  -----------    -----------    -----------
Revenues
   New vehicle sales                              $    70,068    $    29,345    $    30,511
   Used vehicle sales                                  37,053         21,800         22,429
   Parts and service sales                             11,130          6,727          7,406
   Other, net                                           3,265          1,624          1,876
                                                  -----------    -----------    -----------
      Total revenues                                  121,516         59,496         62,222

Cost of sales
   New vehicle sales                                   65,790         27,505         28,316
   Used vehicle sales                                  33,749         20,048         20,855
   Parts and service sales                              5,359          3,673          3,905
                                                  -----------    -----------    -----------
Cost of sales                                         104,898         51,226         53,076
                                                  -----------    -----------    -----------
      Gross profit                                     16,618          8,270          9,146

Amortization of goodwill                                  212             --             --
Selling, general and administrative
   expenses                                            17,510          7,715          8,049
                                                  -----------    -----------    -----------
      Income (loss) from operations                    (1,104)           555          1,097

Other income (expense)
   Interest expense, net                                 (443)          (189)          (384)
   Other income, net                                       46            116              1
                                                  -----------    -----------    -----------
      Income (loss) before taxes                       (1,501)           482            714

Provision (benefit) for income taxes                     (502)           166            321
                                                  -----------    -----------    -----------
      Net income (loss)                           $      (999)   $       316    $       393
                                                  ===========    ===========    ===========

Earnings (loss) per share, basic and diluted      $      (.28)   $       .17    $       .21
                                                  ===========    ===========    ===========
Weighted average shares outstanding, basic
and diluted                                         3,513,333      1,880,000      1,880,000
                                                  ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC,
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                     Class A             Class B
                                   Common Stock        Common Stock    Additional               Total
                                 ---------------     ----------------    Paid-in   Retained  Stockholders'
                                 Shares   Amount     Shares    Amount    Capital   Earnings     Equity
                                 ------   ------     ------    ------  ----------  --------  -------------
Balance at
December 31, 1995                  --   $     --         --   $     --   $     69   $  4,320    $  4,389
Net Income                         --         --         --         --         --        393         393
                             --------   --------   --------   --------   --------   --------    --------
Balance at
December 31, 1996                  --         --         --         --         69      4,713       4,782
Net Income                         --         --         --         --                   316         316
                             --------   --------   --------   --------   --------   --------    --------
Balance at
December 31, 1997                  --         --         --         --         69      5,029       5,098
Issuance of Class B Common
   Stock in exchange               --         --      3,760          4         --         --           4
Stock split at offering           240         --         --         --         --         --          --
Public offering of Common
   Stock, net of offering
     expenses                   1,800          2         --         --     25,125         --      25,127
Net loss                           --         --         --         --         --       (999)       (999)
                             --------   --------   --------   --------   --------   --------    --------
Balance at
December 31, 1998               2,040   $      2      3,760   $      4   $ 25,194   $  4,030    $ 29,230
                             ========   ========   ========   ========   ========   ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                              1998         1997        1996
                                                             (Note 1)    (Note 1)    (Note 1)
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $   (999)   $    316    $    393
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
     activities -
   Depreciation and amortization                                  451         184         149
   Gain on sale of assets                                         (43)         --          --
   Deferred income taxes                                         (755)         14          (2)
   Changes in assets and liabilities:
      Accounts receivable, net                                 (1,390)        177        (142)
      Inventories                                              (4,404)        895       1,265
      Prepaid expenses and other current assets                  (139)       (166)        (77)
      Other assets                                                199         (38)         30
      Floor plan notes payable                                  4,687        (888)       (811)
      Accounts payable, accrued expenses and accrued
        compensation                                              (65)       (159)        212
                                                             --------    --------    --------
   Net cash provided by, (used) in operating activities        (2,458)        335       1,017
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (398)       (102)        (18)
   Proceeds from sales of property and equipment                  278          --          --
   Acquisition, net of cash acquired ($501)                    (6,799)         --          --
                                                             --------    --------    --------
   Net cash used in investing activities                       (6,919)       (102)        (18)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                             105          60          56
   Principal payments of long-term debt                          (111)       (126)       (145)
   Other current bank borrowings, net of repayments               (85)        (16)        (67)
   Due from/to related parties                                 (1,269)        307         495
   Issuance of common stock                                    12,712          --          --
                                                             --------    --------    --------
   Net cash provided by financing activities                   11,352         225         339
NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,975         458       1,338
CASH AND CASH EQUIVALENTS, beginning of period                  3,539       3,081       1,743
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS,  end of period                    $  5,514    $  3,539    $  3,081
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest                                    $    886    $    458    $    595
                                                             ========    ========    ========
 Cash paid for - Taxes                                       $    227    $    245    $     96
                                                             ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

1. BUSINESS AND ORGANIZATION

      Business of Hometown Auto Retailers, Inc.

      Hometown was founded on March 10, 1997 as Dealerco, Inc., a New York Corporation, and was later merged into Hometown Auto Retailers, Inc., a Delaware Corporation "Hometown" or (the "Company"). Hometown's purpose was to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England. Hometown was formed to combine three dealership groups (the "Core Operating Companies") located in New Jersey and Connecticut, acquire two other dealerships (the "Acquisitions") located in Vermont and Massachusetts, complete an initial public offering (the "Offering") of its Common Stock and, subsequent to the Offering, continue to acquire, through merger or purchase, additional dealerships to expand its regional operations.

      Basis of Presentation

      In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown. The Acquisitions were acquired for cash.

      The accompanying consolidated balance sheets as of December 31, 1997, and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, presents the operations of E.R.R. Enterprises, Inc, and Subsidiaries ("Shaker"), one of the Core Operating Companies which has been identified as the accounting acquirer for financial presentation purposes in accordance with SAB No. 97 because its stockholders hold the single largest voting interest subsequent to the Offering.

      The accompanying consolidated balance sheet as of December 31, 1998, and the consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 1998, presents the consolidated operations of:
(i) Shaker for all periods; and (ii) the remaining Core Operating Companies, the Acquisitions and any additional acquisitions, effective with the respective acquisition dates.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Major Suppliers and Franchise Agreements

      The Company purchases substantially all of its new vehicles at the prevailing prices charged by the applicable Manufacturers to all franchised dealers. The Company's sales volume could be adversely impacted by the manufacturers' inability to supply it with an adequate supply of popular models or as a result of an unfavorable allocation of vehicles by the manufacturer.

      Each Manufacturers franchise agreement contains provisions which may limit, without the consent of the applicable manufacturer, changes in dealership management and ownership, place certain restrictions on the dealership (such as minimum working capital requirements) and provide for termination of the franchise agreement by the manufacturer in certain instances.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      Revenue Recognition

      Revenue for vehicle and parts sales is recognized upon delivery to and acceptance by the customer. Revenue for vehicle service is recognized when the service has been completed.

      Finance, Insurance and Service Contract Income Recognition

      The Company arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers and the predetermined financing rates set by the financing institution. In addition, the Company receives commissions from the sale of credit life and disability insurance and extended service contracts to customers.

      The Company may be charged back (chargebacks) for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles. The reserves for future chargebacks are based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and service contract income, net of estimated chargebacks, are included in other dealership revenue in the accompanying consolidated financial statements.

      Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, cash on deposit, cash invested in applicable Manufacturers' cash management accounts, marketable securities and liquid investments, such as money market accounts, that have an original maturity of three months or less at the date of purchase.

      Inventories

      New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

      Company Guarantees

      The Company guarantees or partially guarantees loans advanced by financial institutions to certain customers. It is the Company's policy to provide reserves for potential future default costs based on available historical information.

      Goodwill

      Goodwill represents the excess of purchase price over the estimated fair value of the net assets acquired and is being amortized over a 40 year period.

      Long-lived Assets

      The Company reviews long-lived assets and certain related intangibles for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

      Interest Expense

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense net of floor plan interest assistance.

      Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash and cash equivalents, floor plan notes payable, current bank borrowings and long-term debt. The carrying amounts approximate fair value due to the short maturity of those instruments.

      Long Term Debt

      The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

      Advertising and Promotion

      The Company expenses advertising and promotion as incurred.

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, contracts in transit and accounts receivable. The Company maintains cash balances at financial institutions that may, at times, be in excess of federally insured levels. Also, the Company grants credit to individual customers and local companies in the automobile repair business such as automotive parts stores, automotive mechanics, and automotive body repair shops. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

      Earnings (loss) per Share

      "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of December 31, 1998, 1997 and 1996, the Company does not have any potentially dilutive securities.

      "Earnings (loss) per share" and "Weighted average shares", for the year ended December 31, 1998, represents the weighted average of the outstanding equivalent Hometown shares of Shaker for seven months and outstanding shares of Hometown since the offering. The "Earnings (loss) per share" and "Weighted average shares", for the years ended December 31, 1997 and 1996, are the weighted average of the outstanding equivalent Hometown shares of Shaker only.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Consolidated Statements of Cash Flows

      The net change in floor plan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the accompanying consolidated statements of cash flows.

      Reclassification

      Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

      New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Comparative information for earlier years presented is to be restated. The Company considers its business to be a single segment entity and therefore the adoption has had no impact on the Company's consolidated financial position, results of operations or cash flows.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

      Accounts receivable consist of the following:

                                                        12/31/98        12/31/97
                                                        --------        --------
                                                             (in thousands)
Due from manufacturers                                   $1,602          $  218
Due from finance companies                                1,451             171
Parts and service receivables                             1,066             440
Warranty receivables                                        210              25
Other                                                       336              60
                                                         ------          ------
   Total receivables                                     $4,665          $  914
                                                         ======          ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      Inventories consist of the following:

                                                        12/31/98        12/31/97
                                                        --------        --------
                                                             (in thousands)
New Vehicles                                             $21,759         $4,623
Used Vehicles                                              7,209          2,420
Parts, accessories and other                               1,586            566
                                                         -------         ------
   Total Inventories                                     $30,554         $7,609
                                                         =======         ======

      Receivable from Finance Companies

      The Company uses, at certain dealerships, specialty financing companies that provide credit to customers with poor credit history. The Company is advanced approximately 70% of the financed amount and is paid the balance from the finance company when the loans are satisfied. The Company's receivable balance of $294,000 as of December 31, 1998 net of reserves for uncollectible amounts of $60,000 is included in other assets in the consolidated balance sheet as of December 31, 1998. These receivables are classified as long-term due to the fact that the remaining balances are paid to the dealerships when the loans are satisfied. The average loan is approximately 3.5 years.

      Assets held for sale

      In connection with the combination of one of the Core Operating Companies, the Company acquired a parcel of property which is currently unimproved and not being used. The Company has committed to a plan to sell this property as soon as practical.

      The land is recorded at its carrying value of $500,000 which management believes is lower than the fair value less cost to sell, and is included in other current assets in the consolidated balance sheet as of December 31, 1998.

      Accounts payable and accrued expenses consist of the following:

                                                        12/31/98        12/31/97
                                                        --------        --------
                                                              (in thousands)
Accounts payable, trade                                   $2,237          $  233
Accrued compensation costs                                   268              44
Customer deposits                                            193              39
Reserve for finance, insurance and
   service contracts charge-backs                          1,106              40
Other accrued expenses                                       994             305
                                                          ------          ------
   Total                                                  $4,798          $  661
                                                          ======          ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

4. PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                                     Estimated Useful
                                                      Lives in Years         12/31/98       12/31/97
                                                    -------------------     ----------     ----------
                                                                                  (in thousands)
Land and land improvements                               15 to 20                 $247           $188
Machinery and leasehold improvements                    7 to 31.5                1,123          1,061
Machinery, equipment, furniture and fixtures              3 to 7                 1,798          1,564
Vehicles                                                    5                      289            142
                                                                                ------         ------
   Sub-total                                                                     3,457          2,955
Less - accumulated depreciation                                                 (1,164)        (1,609)
                                                                                ------         ------
   Total                                                                        $2,293         $1,346
                                                                                ======         ======

5. FLOOR PLAN NOTES PAYABLE AND INTEREST EXPENSE

      Floor plan notes payable reflects amounts payable for the purchase of specific vehicle inventory and consists of the following:

                                                        12/31/98        12/31/97
                                                        --------        --------
                                                             (in thousands)
FLOOR PLAN LIABILITY:
New Vehicles                                           $ 24,118        $  4,895
Used Vehicles                                             4,385           1,866
Rental and other vehicles                                 1,121              --
                                                       --------        --------
   Total                                               $ 29,624        $  6,761
                                                       ========        ========
FLOOR PLAN INTEREST:
Interest expense                                       $  1,439        $    831
Interest assistance and subsidies                          (816)           (423)
                                                       --------        --------
   Net interest expense                                $    623        $    408
                                                       ========        ========

      The floor plan arrangements permit the Company to finance its vehicle purchases dependent upon new and used vehicle sales and inventory levels. The resulting liability is secured by the related inventory. Payments are due when the related vehicles are sold. Maximum availability under the various lines was $30,875,000 and $7,975,000 as of December 31, 1998 and 1997, respectively.
Current availability at December 31, 1998 and 1997 was $4,342,000 and $1,214,000, respectively. Floor plan obligations related to sold vehicles not yet remitted to financial institutions amounted to $2,393,000 at December 31, 1998. On January 6, 1999, the Company refinanced the entire floor plan liability with General Electric Capital Corporation (See Note 18).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      Interest rates on the various floor plan liabilities ranged from 8.8% to 9.5% during 1998 and 9.5% to 10.5% during 1997. The floor plan arrangements permit the Companies to finance their vehicle purchases dependent upon new and used vehicle sales and inventory levels. The resultant liability is secured by the related inventory and normally by personal guarantees from the owners. Payments are due when the related vehicles are sold. Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the Company's cost of financing. The accompanying consolidated financial statements reflect interest expense net of floor plan assistance.

6. OTHER CURRENT BANK BORROWINGS

      In May 1996, one of the acquired dealerships had entered into an agreement with Valley National Bank (formally Midland Bank) for a $1,000,000 revolving line of credit. This line of credit bears interest at the prime rate (7.75% as of December 31, 1998) and expired in April 1998. By mutual agreement, the loan expiration was extended until the closing of the G.E. credit agreement on January 6, 1999. As of December 31, 1998, borrowings under this line of credit amounted to $1,000,000. This line of credit was repaid in full and closed in February 1999.

      During 1997, one of the acquired dealerships obtained a $200,000 revolving line of credit. This line of credit bears interest at the prime rate (7.75% as of December 31, 1998) and expired in April 1998. By mutual agreement, the loan expiration was extended until the closing of the G.E. credit agreement on January 6, 1999. As of December 31, 1998, borrowings under this line of credit amounted to $200,000. This line of credit was repaid in full and closed in February 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

7. LONG TERM DEBT

                                                                             12/31/98  12/31/97
                                                                             --------  --------
                                                                               (in thousands)
Mortgage note payable, due in monthly installments including interest at
10.5%,  maturing in October 2006, relating to assets held for sale            $  458    $   --

Notes payable for computer equipment, due in monthly installments including interest at rates ranging from 7.2% to 12.3%, maturing on various dates
through July 2003                                                                318       158

Various equipment notes payable, due in monthly installments including interest ranging from 9.3% to 10.3%, maturing on various dates through
2016, collateralized by the related equipment                                    267        --

Mortgage note payable, due in monthly installments including interest at a variable rate (9.0% in 1998 and 8.5% in 1997), maturing in September 1998.
The term of the note was extended and the note was paid in full in
January 1999                                                                     204       227

Note payable, due in monthly installments including interest at 7.5%,
maturing in January 2000, paid in full in January 1999                            55        --
Note payable, due in monthly installments including interest at 10.0%,
maturing in May 2000, paid in full in January 1999                                19        --
                                                                              ------    ------
                                                                               1,321       385
Less: Current portion                                                            946       278
                                                                              ------    ------
                                                                              $  375    $  107
                                                                              ======    ======

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ending                   Aggregate
December 31,                 Obligation
------------                 ----------
                            (in thousands)

    1999                      $  946
    2000                         113
    2001                          59
    2002                          55
    2003                          27
 Thereafter                      121
                              ------
                              $1,321
                              ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

8. RELATED PARTY TRANSACTIONS

      Operating Leases with Stockholder

      Certain officers of the Company lease to the dealerships the premises under various operating leases (See Note 12).

      Due from related parties, included in other assets on the consolidated balance sheet, are as follows:

                                                                                   12/31/98    12/31/97
                                                                                   --------    --------
                                                                                      (in thousands)
Note receivable from a company owned by an officer of the Company,
non-interest bearing with payment due monthly at $2,000.                             $220        $208

Advances to a Company officer and notes receivable from a company owned by an officer of the Company.  Non-interest bearing with payment due on demand.
This amount was repaid in full in March 1999.                                         351          --

Other                                                                                  11          86
                                                                                     ----        ----
   Total                                                                             $582        $294
                                                                                     ====        ====

    Due to related parties are as follows:

Note payable to an employee.  Non-interest bearing with payment on demand.
Note was repaid in full in July 1998                                                 $ --        $706

Note payable to a related party through common ownership.  Interest payable
monthly at 9.5% with payment on demand. Note was repaid in full in July 1998           --         100

Note payable to a related party through common ownership.  Interest payable
monthly at 5.6% with payment on demand. Note was repaid in full in July 1998           --          82

Amounts due to an officer and a stockholder. Non-interest bearing with
payment due on demand                                                                 238          --
                                                                                     ----        ----
   Total                                                                             $238        $888
                                                                                     ====        ====

      Other:

      One of the dealerships purchases certain used vehicles from a company in which an officer of the Company is a shareholder. Vehicles purchased from such company for the years ended December 31, 1998, 1997 and 1996 aggregated approximately $356,000, $312,000 and $446,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

9. CAPITAL STRUCTURE, PUBLIC OFFERING AND PER SHARE DATA

      General

      The authorized capital stock of the Company consists of 29,760,000 shares of which 24,000,000 are shares of Class A Common Stock, par value $.001 per share, 3,760,000 are shares of Class B Common Stock, par value $.001 per share, collectively (the "Common Stock") and 2,000,000 are shares of Preferred Stock, par value $.001 per share, issuable in series. As of December 31, 1998, none of the Preferred Stock were outstanding, 3,760,000 shares of Class B Common were outstanding and 2,040,000 shares of Class A Common Stock were outstanding.

      Preferred Stock

      The Company's Certificate of Incorporation provides that its Board of Directors has the authority, without further action by the holders of the outstanding Common Stock, to issue up to two million shares of Preferred Stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. As of December 31, 1998, the Company does not have any Preferred Stock outstanding. The designations, rights and preferences of any Preferred Stock would be set forth in a Certificate of Designation which would be filed with the Secretary of the State of Delaware.

      Common Stock - Class A and Class B

      The Class A Common Stock and the Class B Common Stock each have a par value of $.001 per share and are identical in all respects, except voting rights and the convertibility of the Class B Common Stock. Subject to any special voting rights of any series of Preferred Stock that may be issued in the future, the holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Except as otherwise required by law, both Class A Common Stock and Class B Common Stock vote together as one class on all matters to be voted on by stockholders of the Company, including the election of directors. Class A Common Stock is not convertible. The Class B Common Stock is convertible into Class A Common Stock on a share for share basis, at any time at the election of the holder and is automatically converted into Class A Common Stock upon any transfer to a person who is not then an officer or director of the Company or of a subsidiary of the Company. All of the outstanding shares of Class B Common Stock, representing approximately 94% of the aggregate voting power of the Company, are beneficially owned by the principals of the Core Operating Companies, including a majority of the Board of Directors of Hometown. Neither class of Common Stock has redemption, preemptive or sinking fund rights. Holders of both classes of Common Stock are entitled to dividends as and when declared by the Board of Directors from funds legally available therefore and, upon liquidation, dissolution or winding up of the Company, to participate ratably in all assets remaining after payment of all liabilities. All shares of Common Stock issued and outstanding are fully-paid and non-assessable.

      Public Offering of Common Stock

      The Company completed an initial public offering (the "Offering") of 1.8 million shares of its Class A Common Stock on July 31, 1998 at a price of $9 per share. Net proceeds of the Offering of $12.9 million were used to finance the Acquisitions, to fund the working capital requirements, to fund corporation expenses and to fund additional acquisitions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      Warrants

      In connection with this Offering, the Company sold to the Paulson Securities (the "Representative"), Representative's Warrants, entitling the holders thereof to purchase up to 180,000 shares of Class A Common Stock at a purchase price of $10.80 per share over a four year period commencing one year from the effective date of the Offering.

      Per Share Data

      The calculation of diluted earnings per share considers the potential dilutive effect of outstanding stock options to purchase 295,556 and 10,000 shares of common stock at $9.00 and $5.94 per share, respectively. As of December 31, 1998, the outstanding stock options do not have any dilutive effect.

10. INCOME TAXES

      Federal and state income taxes (benefits) are as follows:

                                          12/31/98       12/31/97       12/31/96
                                          --------       --------       --------
                                                      (in thousands)
Federal:
    Current                                $(611)          $ 103          $ 220
    Deferred                                  50               7             (7)
State:
    Current                                   46              49            103
    Deferred                                  13               7              5
                                           -----           -----          -----
   Total                                   $(502)          $ 166          $ 321
                                           =====           =====          =====

         Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34% to income (losses) before income taxes as follows:

                                                 12/31/98   12/31/97  12/31/96
                                                 --------   --------  --------
Provision at the statutory rate                   (34.0%)    34.0%      34.0%
Increase (decrease) resulting from:
    State income tax, net of benefit for
       federal deduction                          (4.0%)      6.0%       6.0%
       Non-deductible goodwill                     3.3%        --         --
    Other                                          1.3%      (5.6%)      5.0%
                                                  ----       ----       ----
Effective tax rate                                (33.4%)    34.4%      45.0%
                                                  ====       ====       ====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      Deferred income taxes are included in other current assets and other assets on the consolidated balance sheets and are provided for temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                        12/31/98        12/31/97
                                                        --------        --------
                                                             (in thousands)
Deferred tax assets:
    Reserves and accruals not deductible                 $ 1,055        $     5
    until paid
    Net operating loss carryforwards                         611             --
                                                         -------        -------
    Total assets                                           1,666              5

Deferred tax liabilities:
    LIFO recapture                                        (1,040)            --
    Amortization of goodwill                                 (44)            --
    Depreciation                                            (170)           (72)
    Other                                                     --            (97)
                                                         -------        -------
    Total liabilities                                     (1,254)          (169)
                                                         -------        -------
    Net deferred tax asset                               $   412        $  (164)
                                                         =======        =======

      Certain of the dealerships acquired changed their method of accounting for inventories of new vehicles from LIFO to FIFO which resulted in an additional income tax liability. The liability is payable over a four year period beginning in 1999.

11. ADVERTISING AND PROMOTION

      The Company expenses advertising and promotion as incurred. Advertising and promotion expenses, net of manufacturers' rebates and assistance, were approximately $1,202,000, $793,000 and $790,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

12. OPERATING LEASES

      The Company has executed leases for the premises occupied by its dealerships. Certain of the leases are with related parties. The minimum rental commitments required under these operating leases after December 31, 1998 are as follows:

Year ending                    Total             Related
December 31,                 Obligation          Parties              Other
------------                 ----------          -------              -----
                                              (in thousands)
    1999                     $ 2,551            $ 1,908              $  643
    2000                       2,550              1,908                 642
    2001                       2,484              1,908                 576
    2002                       2,484              1,908                 576
    2003                       2,234              1,808                 426
 Thereafter                   16,926             15,846               1,080
                             -------            -------              ------
   Total                     $29,229            $25,286              $3,943
                             =======            =======              ======

      Total expense for operating leases and rental agreements was $1,239,000, $480,000 and $480,000 for the years ending December 31, 1998, 1997 and 1996, respectively.

      Total expense for operating leases and rental agreements with related parties was $1,060,000, $480,000 and $480,000 for the years ending December 31, 1998, 1997 and 1996, respectively.

13. COMMITMENTS AND CONTINGENCIES

      Litigation

      The Company is a defendant in several lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      Insurance

      The Company carries a standard range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and excess liability coverage.

      Guaranties

      One of the Company's dealerships enters into various arrangements whereby the Company guarantees or partially guarantees loans advanced by financial institutions to certain customers as follows:

      (i) Indirect auto financing credit line with a financial institution in the amount of $1,000,000 for the sale of new and used third party limousines to customers. Loans advanced under this credit line to customers are made with the full recourse to the Company. Under the agreement, the Company must also maintain an account with this financial institution amounting to a minimum of 25% of the loans outstanding. As of December 31, 1998, loans outstanding under this credit line amounted to approximately $70,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      (ii) $2,000,000 credit line granted by a financial institution to a company in which an officer of the Company is a stockholder. This credit line is used for financing the sale of new and used third party limousines and is fully guaranteed by the Company. As of December 31, 1998, loans outstanding under this credit line amounted to approximately $330,000.


      (iii) Portfolio of customers limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 1998, the Company fully guaranteed limousine vehicle loans aggregating approximately $12,500,000 and was a limited guarantor on loans aggregating approximately $1,700,000. The limited guarantee is effective for a twelve month period, commencing with the inception of the respective loan, and expires thereafter.

      (iv) Portfolio of vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 1998, the Company fully guaranteed vehicle loans associated with these customers, aggregating approximately $1,600,000.

      The Company has provided a reserve for potential future default costs associated with the guarantees based on available historical information.

14. RETIREMENT PLANS

      The Company is in the process of combining various defined contribution plans that were previously provided by the various dealerships. The Company expects to offer a combined plan to all of its employees during 1999. Until the combined plan is available, each dealership will continue to sponsor the individual plans. Total expense for all such plans was $33,000, $24,000, and $16,000 in 1998, 1997 and 1996.

15. STOCK OPTION PLAN

      In February 1998, in order to attract and retain persons necessary for the success of the Company, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 480,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan, officers, directors, key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Stock Option Plan, which expires in January 2008, will be administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

      As of the effective date of the offering, options for an aggregate of 295,555 shares, exercisable at the Offering price during a five year period, were granted to eight officers and ten other employees of the Company and were outstanding under the Stock Option Plan. These options will be exercisable for one-third of the shares covered thereby each year thereafter. In addition, options for 5,000 shares were granted to two of the Company's outside directors upon their taking office. These options, which will be exercisable at the fair market value per share on the date of grant, will be exercisable for 50% of the shares covered immediately upon grant and for the remainder of the shares following one year's service.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      The following tables summarize information about stock option activity and amounts:

                                                                   Weighted Average Price    Weighted Average Fair
                                               Number of Shares          per Share                   Value
                                               ----------------    ----------------------    ---------------------
Balance at December 31, 1997                             --                $  --
Options Granted                                     305,555                 8.90                      $3.51
Canceled                                              8,000                 9.00
                                                    -------                -----
Balance at December 31, 1998                        297,555                $8.90
                                                    =======                =====
Exerciseable at December 31, 1998                     5,000                $5.94
                                                    =======                =====

                   Number of Options                            Weighted Average         Options
   Range of          Outstanding at       Weighted Average       Exercise Price        Exercisable      Weighted Avg.
Exercise Prices         12/31/98           Remaining Life           Per Share          at 12/31/98      Exercise Price
---------------    -----------------      ----------------      ----------------       -----------      --------------
   $5 to $10            297,555                 9.83                  $8.90               5,000            $5.94

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

      In 1998, the dividend yield was assumed to be 0%, the risk-free interest rate was 5.52%, the expected option life was 3 years and the expected volatility was 49.25%.

      As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value under Accounting Principles Board ("APB") Opinion No, 25. Accordingly, no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

(in thousands, except per share amounts)                         1998
                                                               -------
Net Loss as reported                                           $  (999)
Estimated fair value of option grants, net of tax                   (6)
                                                               -------
Net Loss  (adjusted)                                           $(1,005)
                                                               =======
Adjusted basic and diluted earnings per share                  $  (.29)
                                                               =======

16. SEGMENTS

      The Company's management considers its business to be a single segment entity - the new and used automobile business. The Company's sales and services are through similar distribution channels, and the Company's customers are similar for all sources of revenues. Management evaluates its operating results by dealership, which are all located in the Northeastern United States.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

17. ACQUISITIONS

      In July 1998, Hometown completed simultaneously its combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for Common Stock of Hometown Auto Retailers, Inc. and the Acquisitions were acquired for cash.

      On December 23, 1998, Hometown closed its acquisition of Wellesley Lincoln Mercury for $0.65 million and the assumption of their floor plan liability. This acquisition was accounted for using the purchase method of accounting.

      Goodwill created in the acquisitions represents the excess of purchase price over the estimated fair value of the net assets acquired. Goodwill consists of the following:

            Common                       Net Deficit Assumed          Total
           Stock (1)     Cash (2)          Upon Acquisition        Consideration
           ---------     --------        -------------------       -------------
                                 (in thousands)
Total       $ 12,220     $ 7,350                $ 1,521              $ 21,091
            ========     =======                =======              ========

(1) The Company's executive officers, directors and 5% stockholders have agreed with the Representative that they will not sell or otherwise dispose of any Common Stock or any securities convertible into Common Stock of the Company without the prior written consent of the Representative until July 27, 1999. The fair value of these shares, which has been supported through independent appraisals, has been adjusted to reflect, among other things, these restrictions. After the lock-up period, such shares of Common Stock will be eligible for sale in the public market pursuant to Rule 144 if the conditions of that Rule have been met. The Company is unable to estimate the amount of restricted securities that will be sold under Rule 144 because this will depend, among other factors, on the market price for the shares of Common Stock and the personal circumstances of the sellers.

(2) The cash portion of the purchase price includes amounts paid to the former shareholders and $200,000 of transaction fees.

      The goodwill is being amortized over a 40 year period. The cumulative amount of goodwill amortization at December 31, 1998 is $212,000.

      The following 1998 pro forma combined data represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, and the Offering had occurred on January 1, 1997, and includes the effects of the specific pro forma adjustments. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under control of management.

                                                               For the Years
                                                            Ended December 31,
                                                                (unaudited)
                                                         -----------------------
(in thousands, except per share data)                      1998           1997
                                                         --------       --------
Total revenues                                           $240,603       $254,196
Net income                                               $  2,253       $  3,497
Earnings per share, basic and diluted                    $   0.39       $   0.60

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

18. SUBSEQUENT EVENTS

      General Electric Capital Corporation Credit Facility

      On January 6, 1999, the Company closed a $100 million floor plan and acquisition financing credit facility with General Electric Capital Corporation (GE Capital) as Administrative Agent, and Comerica Bank as Co-Agent. The financing consists of an $85 million new and used vehicle floor plan facility and a $15 million acquisition facility. At closing, an aggregate of $27.7 million was drawn under the floor plan and no draws were taken under the acquisition line. Borrowings under the floor plan facility are available based on formulae related to the cost of the vehicles, as defined. Borrowings under the Acquisition line are available based on certain formulae related to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined.

      Borrowings under the floor plan facility bear interest at LIBOR plus 1.60%. The loans are repayable within 3 days of the sale of the related vehicle. Borrowings under the acquisition facility bear interest at LIBOR plus 4.5% and are repayable in accordance with a repayment schedule as defined in the agreement.

      The agreement contains certain financial covenants related to tangible net worth, interest coverage, debt service, leverage ratios and current ratio. The floor plan facility is collateralized by the Floor Plan assets, as defined. The acquisition facility is collateralized by certain Non-Car assets, as defined, with a second priority lien on floor plan assets, as defined.

      Hometown (the holding company) and each of its subsidiaries are borrowers under the credit agreement with cross collateral and cross guarantee agreements. To permit the Company to borrow from another lender, Falcon Financial LLC, for acquisitions where the Company seeks to acquire the dealership real estate as well as the dealership, the credit line has been structured to divide the Company into Borrowers and Specified Borrowers, as defined. The floor plan facility is provided to both Borrowers and Specified Borrowers and, although cross-collateralized on car assets, requires separate borrowing bases and loan accounting. The Acquisition Line is available to the Borrowers only and, together with the floor plan facility, will be the only debt outstanding other than certain permitted purchase money obligations. Specified Borrowers will be entitled to incur certain additional third party debt relating to Permitted Acquisitions, as defined, as well as certain permitted purchase money obligations. An intercreditor agreement provides for standstill and other rights afforded to each creditor.

      Morristown Lincoln Mercury

      On January 1, 1999, Hometown closed its acquisition of Morristown Lincoln Mercury from a related party for $.5 million as a stock purchase. This acquisition will be accounted for using the purchase method of accounting. The goodwill is estimated to be $0.2 million.

      Autos of Newburgh, Inc (dba Toyota of Newburgh) and Gaillard Realty, Inc

      On March 2, 1999, Hometown announced that it entered into an agreement to acquire Newburgh Toyota. The purchase price is $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. The acquisition is subject to satisfaction of certain conditions, including factory approval, but is expected to close within 30 days.

      Concurrent with the closing of the dealership, Hometown will also purchase the real estate for $0.8 million. The cash portion of the purchase price will be financed by a $3.5 million capital loan from Falcon Financial, LLP and $0.2 million of working capital. This acquisition will be accounted for using the purchase method of accounting. The goodwill is estimated to be $2.0 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

      Purchase of Bay State Real Estate

      On February 12, 1999, Hometown exercised its option to purchase the real estate used by Bay State Lincoln Mercury dealership pursuant to the Supplemental Agreement dated August 14, 1998 between Hometown and LM-1 LLC. The purchase price was $4.0 million. The purchase price and the planned improvement and expansion of the facility is being financed by a $5.8 million capital loan from Falcon Financial, LLP.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of Hometown Auto Retailers, Inc:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Hometown Auto Retailers, Inc., and E.R.R. Enterprises, Inc. and Subsidiaries included in this annual report on Form 10K and have issued our report thereon dated March 22, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP
New York, New York
March 22, 1999

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNT
              For the years ended December 31, 1998, 1997 and 1996

                                                           Additions
                                            Balance at    charged to     Deductions,        Other       Balance at
                                            Beginning      Costs and        net of       Adjustments       End
                                             of Year       Expenses       Write-offs         (1)         of Year
                                            ----------    ----------    --------------   -----------    ----------
                                                                        (in thousands)
Account Description

Reserve for finance, insurance and
    service contract charge-backs
    Year ended December 31, 1998            $  40,000       $ 101,947       $(232,885)       $ 798,272       $707,334
                                            =========       =========       =========        =========       ========
    Year ended December 31, 1997            $  51,000       $      --       $ (11,000)       $      --       $ 40,000
                                            =========       =========       =========        =========       ========
    Year ended December 31, 1996            $  51,000       $      --       $      --        $      --       $ 51,000
                                            =========       =========       =========        =========       ========

Reserve for uncollectible long-term
    finance contracts
    Year ended December 31, 1998            $      --       $  60,000       $      --        $      --       $ 60,000
                                            =========       =========       =========        =========       ========

Reserve for guarantees on finance
    contracts
    Year ended December 31, 1998            $      --       $  35,000       $      --        $ 182,000       $217,000
                                            =========       =========       =========        =========       ========

Reserve for policy work expenses
    Year ended December 31, 1998            $      --       $      --       $      --        $ 185,000       $185,000
                                            =========       =========       =========        =========       ========

Reserve for wholesale vehicle losses
    Year ended December 31, 1998            $      --       $      --       $      --        $ 100,000       $100,000
                                            =========       =========       =========        =========       ========

         (1) Primarily purchase accounting adjustments

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on April 1, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                       Hometown Auto Retailers, Inc.

                                       By: /s/ Joseph Shaker
                                           ----------------------------------
                                           Joseph Shaker, President and Chief
                                           Operating Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Salvatore A. Vergopia
-----------------------------------       Chairman of the Board and
Salvatore A. Vergopia                     Chief Executive Officer


/s/ Joseph Shaker
-----------------------------------       President,
Joseph Shaker                             Chief Operating Officer and Director


/s/ John Rudy
-----------------------------------       Chief Financial Officer and Secretary
John Rudy


/s/ William C. Muller, Jr.
-----------------------------------       Vice President--New Jersey
William C. Muller                         Operations and Director


/s/Corey Shaker
-----------------------------------       Vice President--Connecticut
Corey Shaker                              Operations and Director


/s/Edward A. Vergopia
-----------------------------------       Vice President--Fleet Operations
Edward A. Vergopia                        and Director


/s/James Christ
-----------------------------------       General Manager--Muller Toyota
James Christ                              and Director


/s/Domenic Colasacco
-----------------------------------       Director
Domenic Colasacco



-----------------------------------       Director
Steven A. Hirsh


/s/Louis I. Margolis
-----------------------------------       Director
Louis I. Margolis