Form 10-Q
period 1999-03-31
HOMETOWN AUTO RETAILERS INC
filed 1999-05-17
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                               Outstanding
------------------------------------------------        -----------
Common Stock, Class A, par value $.001 per share         2,140,000
Common Stock, Class B, par value $.001 per share         3,760,000

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's limited history of operating multiple dealerships in a combined entity, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The accompanying statement of operations for the three months ended March 31, 1998, and the statement of cash flows for the three months ended March 31, 1998, present the operations of E.R.R. Enterprises, Inc. ("Shaker"), one of the Core Operating Companies which has been identified as the accounting acquirer for financial presentation purposes in accordance with SAB No. 97 because its stockholders hold the single largest voting interest subsequent to the Offering.

         The accompanying historical balance sheets as of March 31, 1999 and December 31, 1998, the statements of operations for the three months ended March 31, 1999, and the statement of cash flows for the three months ended March 31, 1999, present the consolidated operations of: (i) Shaker; and (ii) the remaining Core Operating Companies and Acquisitions.

         The Company believes that; (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of March 31, 1999; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

         The unaudited pro forma financial information presented in the footnote 5, "Business Combinations", does not purport to be indicative of the financial position or operating results which would have been achieved had the acquisitions taken place at the dates indicated and should not be construed as representative of the Company's financial position or results of operations for any future date or period.

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

                          HOMETOWN AUTO RETAILERS, INC,
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       March 31,   December 31,
                                  ASSETS                 1999         1998
                                                       (Note 2)     (Note 2)
                                                       ---------  ------------
Current Assets
   Cash and cash equivalents                            $ 1,681      $ 5,514
   Accounts receivable, net                               6,335        4,665
   Inventories                                           29,787       30,554
   Prepaid expenses and other current assets              2,297        1,534
                                                        -------      -------
      Total current assets                               40,100       42,267

Property and equipment, net                               2,482        2,293
Goodwill, net                                            21,344       20,879
Other assets                                                713          972
                                                        -------      -------
      Total Assets                                      $64,639      $66,411
                                                        =======      =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Floor plan notes payable                             $29,282      $29,624
   Accounts payable and accrued expenses                  4,041        4,798
   Current maturities of long-term debt                     556          946
   Other current bank borrowings                            500        1,200

                                                        -------      -------
      Total current liabilities                          34,379       36,568
Long-term debt                                              705          375
Due to related parties                                      174          238
                                                        -------      -------
       Total liabilities                                 35,258       37,181

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding              --           --
   Common stock, Class A, $.001 par value, 24,000,000
   shares authorized, 2,040,000 issued and outstanding;       2            2
   Common stock, Class B, $.001 par value, 3,760,000
   shares authorized, issued and outstanding                  4            4
   Additional paid-in capital                            25,194       25,194
   Retained earnings                                      4,181        4,030
                                                        -------      -------
      Total stockholders' equity                         29,381       29,230
                                                        -------      -------
      Total liabilities and stockholders' equity        $64,639      $66,411
                                                        =======      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC,
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                             For the Three Months
                                                               Ended March 31,
                                                          -------------------------
                                                              1999          1998
                                                           ----------    ----------
Revenues
   New vehicle sales                                       $   35,599    $    5,967
   Used vehicle sales                                          16,776         5,723
   Parts and service sales                                      4,908         1,613
   Other dealership revenues, net                               1,347           441
                                                           ----------    ----------
      Total revenues                                           58,630        13,744

Cost of sales
   New vehicle sales                                           33,663         5,590
   Used vehicle sales                                          15,270         5,137
   Parts and service sales                                      2,091           885
                                                           ----------    ----------
Cost of sales                                                  51,024        11,612
                                                           ----------    ----------
      Gross profit                                              7,606         2,132

Amortization of goodwill                                          136            --
Selling, general and administrative
   expenses                                                     6,925         4,194
                                                           ----------    ----------
      Income (loss) from operations                               545       (2,062)

Other expense
   Interest expense, net                                        (293)          (57)
   Other expense, net                                             (1)           (6)
                                                           ----------    ----------
      Income (loss) before taxes                                  251        (2,125)

Provision (benefit) for income taxes                              100         (850)
                                                           ----------    ----------
      Net income (loss)                                    $      151    $   (1,275)
                                                           ==========    ==========
Earnings (loss) per share, basic and diluted (Note 3)      $     0.03    $    (0.68)
Weighted average shares (Note 3)                            5,800,000     1,880,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    For the Three Months ended
                                                                                             March 31,
                                                                                  ------------------------------
                                                                                   1999                   1998
                                                                                  -------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $   151                $(1,275)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities -
   Depreciation and amortization                                                      238                     46
   Changes in assets and liabilities:
      Accounts receivable, net                                                       (724)                  (335)
      Inventories                                                                   2,984                   (712)
      Prepaid expenses and other current assets                                      (481)                  (228)
      Other assets                                                                    (34)                    99
      Floor plan notes payable                                                       (143)                   656
      Accounts payable, accrued expenses and accrued compensation.                 (1,278)                 1,757
                                                                                  -------                -------
   Net cash provided by (used in) operating activities                                713                      8
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (113)                    (3)
   Proceeds from sales of property and equipment                                       25                     26
   Acquisition, net of cash acquired                                                 (423)                    --
                                                                                  -------                -------
   Net cash provided by (used in) investing activities                               (511)                    23
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                  34                     --
   Principal payments of long-term debt                                              (621)                   (25)
   Other current bank borrowings, net of repayments                                (1,200)                    15
   Payments of floor plan notes                                                    (2,538)
   Due from/to related parties                                                        290                     48
                                                                                  -------                -------
   Net cash provided by (used in) financing activities                             (4,035)                    38
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (3,833)                    69
CASH AND CASH EQUIVALENTS, beginning of period                                      5,514                  3,539
                                                                                  -------                -------
CASH AND CASH EQUIVALENTS,  end of period                                         $ 1,681                $ 3,608
                                                                                  =======                =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest                                                         $   554                $    57
 Cash paid for - Taxes                                                                390                     --

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND ORGANIZATION:

         Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

         Hometown was founded on March 10, 1997 as Dealerco, Inc., a New York Corporation, and was later merged into Hometown Auto Retailers, Inc., a Delaware Corporation.. Hometown's purpose is to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England. Hometown was formed to combine three dealership groups (the Core Operating Companies) located in New Jersey and Connecticut, acquire two other dealerships (the "Acquisitions") located in Vermont and Massachusetts, complete an initial public offering (the "Offering") of its Common Stock and, subsequent to the Offering, continue to acquire, through merger or purchase, additional dealerships to expand its regional operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown.
The Acquisitions were acquired for cash.

         The accompanying consolidated statements of operations and cash flows for the period ended March 31, 1998 present the operations of E.R.R. Enterprises, Inc, and Subsidiaries ("Shaker"), one of the Core Operating Companies which has been identified as the accounting acquirer for financial presentation purposes in accordance with SAB No. 97 because its stockholders hold the single largest voting interest subsequent to the Offering.

         The accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998, and the consolidated statements of operations, and cash flows for the period ended March 31, 1999, presents the consolidated operations of:
(i) Shaker for all periods; and (ii) the remaining Core Operating Companies, the Acquisitions and any additional acquisitions, effective with the respective acquisition dates.

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

         New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Comparative information for earlier years presented is to be restated. The Company considers its business to be a single segment entity and therefore the adoption has had no impact on the Company's consolidated financial position, results of operations or cash flows.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

3.       EARNINGS (LOSS) PER SHARE:

         "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of March 31, 1999 and 1998, the Company does not have any potentially dilutive securities.

         "Earnings (loss) per share" and "Weighted average shares", for the quarter ended March 31, 1999, represents the weighted average of the outstanding Hometown shares. The "Earnings (loss) per share" and "Weighted average shares", for the quarter ended March 31, 1998, are the weighted average of the outstanding equivalent Hometown shares of Shaker only.

         For the pro forma presentation, the "Earnings per share" and "Weighted average shares" are those of Hometown Auto Retailers, Inc. and are based on the weighted average outstanding shares of Hometown Auto Retailers, Inc. since the offering.

4.       INVENTORIES:

         New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                    3/31/99     12/31/98
                                                   ---------   ---------
                                                       (in thousands)
         New Vehicles                               $ 20,362    $ 21,759
         Used Vehicles                                 7,963       7,209

         Parts, accessories and other                  1,462       1,586
                                                    --------    --------
            Total Inventories                       $ 29,787    $ 30,554
                                                    ========    ========

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.       BUSINESS COMBINATIONS:

         In July 1998, Hometown Auto Retailers, Inc. simultaneously completed its combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown Auto Retailers, Inc. and the Acquisitions were acquired for cash.

         The 1998 pro forma combined data presented on the following pages represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, other acquisitions, and the Offering had occurred on January 1, 1998, and includes the effects of pro forma adjustments. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) amortization of the goodwill using an estimated useful life of 40 years; (b) adjusting compensation expense and management fees to the level that certain management employees and owners of the Core Operating Companies and the Acquisitions will contractually receive subsequent to the closing of the combination and the Acquisitions; (c) adjusting rent expense to reflect newly negotiated fair market value leases; (d) adjustments to interest income on Cash and Cash Equivalents not realized as part of the combination and the Acquisitions offset by the reduction of interest expense on certain long-term debt that will be liquidated out of proceeds of the Offering and the reduction of interest expense on debt and leases not assumed as part of the transactions with the acquired dealerships; (e) adjustments to interest expense resulting from the repayment of floor plan obligations with proceeds from the Offering and the interest savings for refinancing the balance of the floor plan obligations with a commercial lender; (f) adjustments for incremental provision for federal and state income taxes relating to the pro forma adjustments described above and the loss of S-corporation status of Muller Toyota, Muller Chevrolet, Bay State and Brattleboro; (g) the accounting adjustments required to reflect the purchase of the Core Operating Companies and the Acquisitions, the recording of the associated transaction costs and the settlement of certain related party payables and a distribution to the owners of Shaker; (h) the adjustments needed to record the receipt of the net Offering;
(i) adjustments to reflect the settlement of the cash portion of the acquisitions; and (j) adjustments to reflect the pay-down of certain long-term debt; and (k) adjustment to reflect the pay-down of floor plan obligations with proceeds from the Offering.

         In January 1999, the Company acquired all of the Common Stock of Morristown Auto Sales, Inc., a Lincoln/Mercury dealer in New Jersey for approximately $0.5 in cash. The transaction has been accounted for as a purchase and the resulting excess of purchase price over net tangible assets acquired was approximately $0.6 million which will be amortized over 40 years. The March 31, 1998 pro forma information assumes that the acquisition occurred on January 1, 1998.

         In April 1999, the Company acquired its first dealership in New York, Newburgh Toyota, for a purchase price of approximately $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. This dealership is expected to add approximately $50.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       BUSINESS COMBINATIONS (Continued):

         The following table of summary pro forma unaudited financial data presents the unaudited consolidated results of operations for the three months ended March 31, 1999, and for the three months ended March 31, 1998, certain combined pro forma financial data as if the combinations of the Core Operating Companies, the Acquisitions, other acquisitions, and the Offering had occurred as of January 1, 1998.

                                                       For the Three Months
                                                         Ended March 31,
                                               -----------------------------------
                                                   1999                   1998
                                                                       (Pro forma)
                                               --------------      ---------------

Income Statement Data:
Revenues
   New vehicle sales                           $    35,599             $    34,617
   Used vehicle sales                               16,776                  20,716
   Parts and service sales                           4,908                   5,912
   Other dealership revenues, net                    1,347                   1,510
                                               -----------             -----------
      Total revenues                                58,630                  62,755
Cost of sales                                       51,024                  54,415
                                               -----------             -----------
      Gross profit                                   7,606                   8,340
Amortization of goodwill                               136                     108
Selling, general and administrative
      expenses                                       6,925                   6,492
                                               -----------             -----------
      Income from operations                           545                   1,740

Other expense
  Interest expense, net                               (293)                   (291)
  Other expense, net                                    (1)                     (6)
                                               -----------             -----------
      Income before taxes                              251                   1,443

Provision for income taxes                             100                     577
                                               -----------             -----------
      Net income                               $       151             $       866
                                               ===========             ===========
Earnings per share, basic and
      diluted (Note 3)                         $      0.03             $      0.15

Weighted average shares                          5,800,000               5,800,000

Other Data:
Retail new vehicles sold                             1,361                   1,299
Retail used vehicles sold                            1,036                   1,133

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion of "The Company - Pro Forma Information" should be read in conjunction with footnote 5, "Business Combinations". The discussion on "Hometown Auto Retailers, Inc." should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in the Company's Form 10Q for the three months ended March 31, 1999.

                       The Company - Pro Forma Information

Overview

         In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown.
The Acquisitions were acquired for cash.

         In the attached pro forma consolidated financial statements, the Exchange, the Acquisitions and other acquisitions are accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. (Shaker), one of the Core Operating Companies, was identified as the accounting acquirer for pro forma financial statement presentation purposes in accordance with SAB No. 97 because its stockholders received the largest number of shares of Class B Common Stock in the Exchange, which shares represent the single largest voting interest in the Company.

         The 1998 pro forma combined data represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, other acquisitions, and the Offering had occurred on the first day of the period presented, and includes the effects of pro forma adjustments. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) amortization of the goodwill using an estimated useful life of 40 years; (b) adjusting compensation expense and management fees to the level that certain management employees and owners of the Core Operating Companies and the Acquisitions will contractually receive subsequent to the closing of the combination and the Acquisitions; (c) adjusting rent expense to reflect newly negotiated fair market value leases; (d) adjustments to interest income on Cash and Cash Equivalents not realized as part of the combination and the Acquisitions offset by the reduction of interest expense on certain long-term debt that will be liquidated out of proceeds of the Offering and the reduction of interest expense on debt and leases not assumed as part of the transactions with the acquired dealerships; (e) adjustments to interest expense resulting from the repayment of floor plan obligations with proceeds from the Offering and the interest savings for refinancing the balance of the floor plan obligations with a commercial lender; (f) adjustments for incremental provision for federal and state income taxes relating to the pro forma adjustments described above and the loss of S-corporation status of Muller Toyota, Muller Chevrolet, Bay State and Brattleboro; (g) the accounting adjustments required to reflect the purchase of the Core Operating Companies and the Acquisitions, the recording of the associated transaction costs and the settlement of certain related party payables and a distribution to the owners of Shaker; (h) the adjustments needed to record the receipt of the net Offering;
(i) adjustments to reflect the settlement of the cash portion of the acquisitions; and (j) adjustments to reflect the pay-down of certain long-term debt; and (k) adjustment to reflect the pay-down of floor plan obligations with proceeds from the Offering.

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

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

         The total revenue by category for Hometown for the quarters ended March 31, 1999 and March 31, 1998 (Pro forma), are as follows:

                                                For the three months ended
                                                        March 31,
                                                    1999           1998
                                                                (Pro forma)
                                                 -----------   ------------
                                                     (in thousands)
New vehicle                                      $35,599         $34,617
Used vehicle - retail                             14,410          15,555
Used vehicle - wholesale                           2,366           5,161
Parts and service                                  4,908           5,912
F&I and other                                      1,347           1,510
                                                 -------         -------
Total Revenue                                    $58,630         $62,755
                                                 =======         =======

         The units sold by category for Hometown for the quarters ended March 31, 1999 and March 31, 1998 (Pro forma), are as follows:

                                                For the three months ended
                                                        March 31,
                                                   1999            1998
                                                                (Pro forma)
                                                 -----------   ------------
New vehicle                                        1,361           1,299
Used vehicle - retail                              1,036           1,133
Used vehicle - wholesale                             625           1,043
                                                 -------         --------
Total units sold                                   3,022           3,475
                                                 =======         ========

         The new vehicle revenue by manufacturer for Hometown for the quarters ended March 31, 1999 and March 31, 1998 (Pro forma), are as follows:

                                                For the three months ended
                                                        March 31,
                                                  1999            1998
                                                               (Pro forma)
                                                 -------       -----------
                                                     (in thousands)
Ford Motor                                       $22,852         $22,696
Chrysler                                           4,657           4,788
Toyota Motor                                       6,181           4,598
GM                                                 1,450           2,245
All Other                                            459             290
                                                 -------         -------
Total Revenue                                    $35,599         $34,617
                                                 =======         =======


         The new vehicle units sold by manufacturer for Hometown for the quarters ended March 31, 1999 and March 31, 1998 (Pro forma), are as follows:

                                                For the three months ended
                                                        March 31,
                                                  1999            1998
                                                               (Pro forma)
                                                 -------       -----------
Ford Motor                                           828             763
Chrysler                                             181             211
Toyota Motor                                         268             201
GM                                                    60             109
All Other                                             24              15
                                                  ------           -----
Total units sold                                   1,361           1,299
                                                  ======           =====

         The gross profit by category for Hometown for the quarters ended March 31, 1999 and March 31, 1998 (Pro forma), are as follows:

                                               For the three months ended
                                                        March 31,
                                                  1999            1998
                                                               (Pro forma)
                                                 -----------   ----------
                                                     (in thousands)
New vehicle                                      $ 1,936         $ 2,023
Used vehicle - retail                              1,543           2,000
Used vehicle - wholesale                             (37)             45
Parts and service                                  2,817           2,762
F&I and other                                      1,347           1,510
                                                 -------         -------
Total Gross Profit                               $ 7,606         $ 8,340
                                                 =======         =======


         The gross profit percent of revenue by category for Hometown for the quarters ended March 31, 1999 and March 31, 1998 (Pro forma), are as follows:

                                                For the three months ended
                                                        March 31,

                                                  1999            1998
                                                               (Pro forma)
                                                 -------       ----------
New vehicle                                         5.4%            5.8%
Used vehicle - retail                              10.7%           12.9%
Used vehicle - wholesale                          (1.6)%             .9%
Parts and service                                  57.4%           46.7%
F&I and other                                     100.0%          100.0%
Total Gross Profit percent                         13.0%           13.3%

Three months ended March 31, 1999 compared with pro forma three months ended March 31, 1998.

         Revenue

         Total Revenue decreased $4.2 million, or 6.7% from $62.8 million for three months ended March 31, 1998 to $58.6 million for three months ended March 31, 1999.

         This reduction primarily reflects a decline in used vehicle sales related to the continuing soft used car market in the Northeast. This condition was created by reductions of new car pricing by manufacturers which strengthened demand for lower margin new cars and reduced sales of higher margin used cars. In addition, the Company implemented its inventory management strategy whereby used cars are transferred between dealerships rather than being sold at wholesale which can result in gross profit losses.

         Revenue from the sale of used vehicles at retail decreased $1.2 million, or 7.7%, from $15.6 million for the quarter ended March 31, 1998, to $14.4 million for the quarter ended March 31, 1999. Reflecting the continuing soft used car market in the Notheast, the decrease consisted of a decline in unit sales of used vehicles at retail of 97 vehicles offset by an increase in average revenue per vehicle of $181. Revenue from the sale of used vehicles at wholesale decreased $2.8 million, or 53.8%, from $5.2 million for the quarter ended March 31, 1998, to $2.4 million for the quarter ended March 31, 1999. The decrease consisted of a decline in unit sales of used vehicles at wholesale of 418 vehicles along with a decrease in revenue per vehicle of $1,163.

         Revenue from the sale of new vehicles increased $1.0 million, or 2.8% from $34.6 million for the three months ended March 31, 1998 to $35.6 million for three months ended March 31, 1999. The increase consisted of an increase in unit sales of new vehicles of 62, offset by a decrease in average revenue per vehicle of $493. Revenues from sales of Lincoln/Mercury cars (which is the highest selling brand in the Company) decreased $0.5 million which consisted of an increase in unit sales of 41, offset by a decrease in average revenue per vehicle of $2,808.

         Parts and service sales revenue decreased $1.0 million, or 16.9% from $5.9 million for the three months ended March 31, 1998, to $4.9 million for the three months ended March 31, 1999. The decrease was primarily attributable to a decline in warranty and reconditioning work.

         Finance, Insurance, Extended Service and other dealership revenues decreased $0.2 million, or 13.3% from $1.5 million for the three months ended March 31, 1998 to $1.3 million for the three months ended March 31, 1999. The decrease was primarily attributable to the decline in sales of new and used vehicles.


         Gross Profit

         Total gross profit decreased $0.7 million, or 8.4%, from $8.3 million for the three months ended March 31, 1998, to $7.6 million for the three months ended March 31, 1999.

         Gross profit on the sale of new vehicles decreased $0.1 million, or 5.0%, from $2.0 million for the three months ended March 31, 1998, to $1.9 million for the three months ended March 31, 1999. The decline was due to a decrease of $136 in the average gross profit per unit offset by an increase in units sold of 62. Gross profit as a percent of revenue for new vehicles decreased from 5.8% for the three months ended March 31, 1998, to 5.4% for the three months ended March 31, 1999. The decline in average per unit selling price of Lincoln/Mercury cars referred to above was a significant factor in the decline in gross profit percentage.

         Gross profit on the sale of used vehicles at retail decreased $0.5 million, or 25.0%, from $2.0 million for the three months ended March 31, 1998, to $1.5 million for the three months ended March 31, 1999. The decline was due to a drop in the sale of used vehicle units of 97, combined with a decrease of $275 in the average gross profit per unit. Gross profit as a percent of revenue for used vehicles at retail decreased from 12.9% for the three months ended March 31, 1998, to 10.7% for the three months ended March 31, 1999.

         Parts and service gross profit remained approximately the same for the three months ended March 31, 1998, compared to the three months ended March 31, 1999. Price increases offset the effect of the decline in revenues.

         Selling, General and Administrative Expenses

         On a pro forma basis, after adjustment, selling, general and administrative expenses increased $0.4 million, or 6.1%, from $6.5 million for the three months ended March 31, 1998, to $6.9 million for the three months ended March 31, 1999. Increased advertising expenditures in support of a continuing soft used car market and increased corporate expenses related to operation as a public company were the primary reasons for the increase.

         Net Interest Expense

         After pro forma adjustments were reflected for the quarter ended March 31, 1998 interest expense was approximately the same as the quarter ended March 31, 1999.

         Other Income

         Other income was insignificant in both quarters presented.

         Pre-Tax Income

         Income before taxes decreased $1.1 million, or 78.6%, from $1.4 million for the three months ended March 31, 1998, to $0.3 million for the three months ended March 31, 1999. The decrease was primarily due to the decline in gross profit of $0.7 million, increased selling, general and administrative expenses of $0.4 million. Pre-tax income as a percent of total revenue is 2.3% for the three months ended March 31, 1998, and 0.4% for the three months ended March 31, 1999.

         Provision (benefit) for income tax

         The effective income tax rate was 40% in both periods. The rate for the quarter ended March 31, 1999 was based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

         Net Income

         Net income decreased $0.7 million, or 77.8%, from $0.9 million for the quarter ended March 31, 1998, to $0.2 million for the quarter ended March 31, 1999. The decrease was primarily due to the decline in gross profit of $0.7 million, increased selling, general and administrative expenses of $0.5 million, offset by a decrease in the Provision for Income Taxes of $0.5 million.


         Earnings Per Share, Basic and Diluted

         On a pro forma combined basis, the earnings per share for the three months ended March 31, 1999 and 1998 are $.03 and $.15, respectively. As of March 31, 1999 and 1998, the Company does not have any potentially dilutive securities.

         Weighted Average Shares

         On a pro forma combined basis, the weighted average shares for the three months ended March 31, 1999 and 1998 are both 5,800,000 shares. The weighted average shares represent the sum of the outstanding Class A shares (2,040,000) and Class B shares (3,760,000).

Acquisitions

         Since the close of the public offering in July 1998, the Company has acquired five dealerships located in Connecticut, Massachusetts, New Jersey and Vermont for an aggregate price of $7.6 million in cash plus the assumption of floor plan liabilities of $7.6 million.

          In April 1999, the Company acquired its first dealership, Newburgh Toyota, in New York for a purchase price of $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. This dealership is expected to add approximately $50.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999.

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

Overview.

         Shaker is a holding company that operates one of the largest dealer groups in Connecticut, consisting of Shaker's Lincoln Mercury, Inc. in Watertown Connecticut; Family Ford, Inc. and Family Rental, Inc. in Waterbury, Connecticut; and Shaker's Jeep/Eagle, Inc. in Waterbury, Connecticut. It also operates Lincoln Mercury Autocare, Inc., a factory authorized free-standing neighborhood automobile maintenance and repair center in Naugatuck, Connecticut. Shaker is a franchised dealer for Lincoln, Mercury, Ford, and Jeep cars and trucks.

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

         Shaker's gross profit varies as its automotive merchandise mix (the mix between new vehicle sales, used vehicle sales, parts and service sales, and other dealership revenues) changes. The gross margin realized by Shaker on the sale of its products and services generally varies, with new vehicle sales generally resulting in the lowest gross margin and parts and service sales generally resulting in the highest gross margin. Revenues from related financing, insurance and service contracts contribute a disproportionate share of gross, operating and pre-tax margins. When Shaker's new vehicle sales increase or decrease at a rate greater than its other revenue sources, its gross profit margin responds inversely. Factors such as seasonality, weather, cyclicality and manufacturers' advertising and incentives may impact Shaker's merchandise mix and therefore affect its gross profit margin.

         Selling, general and administrative expenses consist primarily of compensation for sales, administrative, finance and general management personnel, rent, marketing, insurance and utilities. Interest expense consists of interest charges on debt, including floor plan inventory financing, net of interest credits received from certain manufacturers and interest income earned.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenues

         Revenues increased by $44.9 million, or 327.7%, from $13.7 million for the three months ended March 31, 1998, to $58.6 million for the three months ended March 31, 1999. Most of the increase was due to the acquisition of eight dealerships since the initial public offering completed on July 31, 1998.

         New vehicle sales increased by $29.6 million, or 493.3%, from $6.0 million for the three months ended March 31, 1998, to $35.6 million for the three months ended March 31, 1999. Of that increase $2.9 million was the result of an increase of 105 units sold at the Shakers dealerships combined with an increase of $1,444 in the average revenue received. The remaining $26.7 million increase was due to the acquisitions.

         Used vehicle sales increased by $11.1 million, or 194.7%, from $5.7 million for the three months ended March 31, 1998, to $16.8 million for the three months ended March 31, 1998. That increase consisted of a $10.8 million increase due to the acquisitions combined with an increase of $0.3 million at the Shaker dealerships. The Shaker dealerships sold 84 fewer used vehicles offset by an increase of $2,013 in the average revenue received.

         Parts and service revenue increased by $3.3 million, or 206.3%, from $1.6 million for the three months ended March 31, 1998, to $4.9 million for the three months ended March 31, 1999. Parts and service revenue at the Shaker dealerships were essentially flat and the increase resulted primarily from the acquisitions.

         Other dealership revenues increased by $1.0 million, or 250.0%, from $0.4 million for the three months ended March 31, 1998, to $1.4 million for the three months ended March 31, 1999. Other dealership revenues at the Shaker dealerships increased $0.1 million and the balance, $0.9 million, of the increase resulted from the acquisitions.

         Gross Profit

         Gross profit increased $5.5 million or 261.9%, from $2.1 million for the three months ended March 31, 1998, to $7.6 million for the three months ended March 31, 1999. Gross profit at the Shaker dealerships increased by $0.3 million with increased new car sales being offset by reduced used car sales along with reduced average gross profit per unit related to used car sales. The remaining $5.2 million increase was due to the acquisitions.

         Selling, General and Administrative Expense

         Selling, general and administrative expenses increased by $2.7 million, or 64.3%, from $4.2 million for the three months ended March 31, 1998, to $6.9 million, for the three months ended March 31, 1999. The increase was impacted by a one time bonus distributed to the owner employees of Shaker of $2.5 million in the quarter ended March 31, 1998 combined with increased expenses at Shaker of $0.3 million (including increased advertising of $0.1 million, increased corporate expenses of $0.5 million. The remaining difference, an increase of $4.9 million, resulted from the acquisitions.

         Interest Expenses, Net

         Net interest expense increased by $0.2 million, or 200.0%, from $0.1 million, for the three months ended March 31, 1998, to $0.3 million for the three months ended March 31, 1999. The increase was due primarily to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the acquisitions.

         Provision (benefit) for income tax

         The effective income tax rate was 40% in both periods. The rate for the quarter ended March 31, 1999 was based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

         Net Income (loss)

         Net Income changed from a net loss of $1.3 million for the quarter ended March 31, 1998, to net income of $0.2 million for the quarter ended March 31, 1999, a change of $1.1 million. The after tax effect of the increased gross profit (primarily from acquisitions), the after tax effect of the one time bonuses in the quarter ended March 31, 1998, the after tax effect of increased advertising, increased corporate expenses, increased interest and amortization of goodwill were all factors related to this change.

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

Effects of Inflation

         Inflation did not have a significant effect on the results of operations.

Liquidity and Capital Resources

         The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

         Cash and Cash Equivalents

         Total cash and cash equivalents at March 31, 1999 and December 31, 1998, were $1.7 million and $5.5 million, respectively for a decrease of $3.8 million in cash and cash equivalents. Operating activities provided $0.7 million in cash while $0.4 million was used to acquire a dealership in Morristown, New Jersey; $0.1 million was need to purchase equipments, and $4.0 million was used to reduce debt (effective with the closing of the GE Capital Corporation refinancing, excess cash of $2.7 million was used to reduce the floor plan liability).

         Floor Plan Financing

         On January 6, 1999, the Company completed the refinancing of its floor plan lines of credit into one floor plan line of credit with GE Capital Corporation. The new floor plan line of credit carries an interest rate of LIBOR plus 160 basis points.

Acquisitions

         Since the close of the public offering in July 1998, the Company has acquired five dealerships located in Connecticut, Massachusetts, New Jersey and Vermont for an aggregate price of $7.6 million in cash plus the assumption of floor plan liabilities of $7.6 million.

         In April 1999, the Company acquired its first dealership in New York, Newburgh Toyota, for a purchase price of $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. This dealership is expected to add approximately $50.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999.

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

                           PART II. OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

a.       Exhibits:

         1.  27.1 Financial Data Schedule

b.       Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Hometown Auto Retailers, Inc.


         May 14, 1999                        By: /s/ Joseph  Shaker
         ------------------------            ----------------------------------
         Date                                Joseph Shaker, President and Chief
                                             Operating Officer


         May 14, 1999                        By: /s/ John Rudy
         ------------------------            ----------------------------------
         Date                                John Rudy, Chief Financial and
                                             Accounting Officer