Form 10-Q
period 1999-06-30
HOMETOWN AUTO RETAILERS INC
filed 1999-08-16
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                                        Outstanding
------------------------------------------------                 -----------
Common Stock, Class A, par value $.001 per share                  2,140,000
Common Stock, Class B, par value $.001 per share                  3,760,000

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page

   ITEM 1. Consolidated Financial Statements (unaudited)                      5

           Consolidated Balance Sheets at June 30, 1999
           and December 31, 1998                                              6

           Consolidated Statements of Operations for
           the six and three months ended June 30, 1999 and 1998              7

           Consolidated Statements of Cash Flows for
           the six months ended June 30, 1999 and 1998                        8

           Notes to Consolidated Financial Statements                         9

   ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                13

PART II. OTHER INFORMATION

   ITEM 2. Changes in Securities and Use of Proceeds                          28

   ITEM 6  Exhibits and Reports on Form 8-K                                   28

SIGNATURES                                                                    29

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

      The accompanying statement of operations for the three months and six months ended June 30, 1998, and the statement of cash flows for the six months ended June 30, 1998, present the operations of E.R.R. Enterprises, Inc. ("Shaker"), one of the Core Operating Companies, which has been identified as the accounting acquirer for financial presentation purposes in accordance with SAB No. 97 because its stockholders hold the single largest voting interest subsequent to the Offering.

      The accompanying historical balance sheets as ofJune 30, 1999 and December 31, 1998, the statements of operations for the three months and six months ended June 30, 1999, and the statement of cash flows for the six months ended June 30, 1999, present the consolidated operations of: (i) Shaker; and (ii) the remaining Core Operating Companies and Acquisitions.

      The Company believes that; (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of June 30, 1999; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

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

                          HOMETOWN AUTO RETAILERS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         June 30,   December 31,
                       ASSETS                              1999        1998
                                                         (Note 2)     (Note 2)
                                                       -----------   ---------
Current Assets
   Cash and cash equivalents                             $   658      $ 5,514
   Accounts receivable, net                                7,845        4,665
   Inventories                                            42,840       30,554
   Prepaid expenses and other current assets               2,706        1,534
                                                         -------      -------
      Total current assets                                54,049       42,267

Property and equipment, net                                7,863        2,293
Goodwill, net                                             23,275       20,879
Other assets                                               1,520          972
                                                         -------      -------
      Total Assets                                       $86,707      $66,411
                                                         =======      =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Floor plan notes payable                              $40,604      $29,624
   Accounts payable and accrued expenses                   4,945        4,798
   Current maturities of long-term debt                      823          946
   Other current bank borrowings                              --        1,200
                                                         -------      -------
      Total current liabilities                           46,372       36,568
Long-term debt                                             9,195          375
Due to related parties                                        71          238
                                                         -------      -------
       Total liabilities                                  55,638       37,181

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding               --           --
   Common stock, Class A, $.001 par value, 24,000,000
   shares authorized, 2,140,000(`99) 2,040,000
   (`98) issued and outstanding                                2            2
   Common stock, Class B, $.001 par value, 3,760,000
   shares authorized, issued and outstanding                   4            4
   Additional paid-in capital                             26,194       25,194
   Retained earnings                                       4,869        4,030
                                                         -------      -------
      Total stockholders' equity                          31,069       29,230
                                                         -------      -------
      Total liabilities and stockholders' equity         $86,707      $66,411
                                                         =======      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                   For the Three Months                   For the Six Months
                                                                      Ended June 30,                         Ended June 30,
                                                               ------------------------------        ------------------------------
                                                                  1999               1998               1999               1998
                                                               -----------        -----------        -----------        -----------
Revenue
   New vehicle sales                                           $    45,702        $     7,482        $    81,301        $    13,449
   Used vehicle sales                                               23,530              5,243             40,306             10,966
   Parts and service sales                                           6,126              1,623             11,034              3,236
   Other dealership revenues, net                                    1,802                474              3,149                915
                                                               -----------        -----------        -----------        -----------
      Total revenues                                                77,160             14,822            135,790             28,566

Cost of sales
   New vehicle sales                                                43,005              7,027             76,668             12,617
   Used vehicle sales                                               21,338              4,742             36,608              9,879
   Parts and service sales                                           2,593                848              4,684              1,733
                                                               -----------        -----------        -----------        -----------
      Cost of sales                                                 66,936             12,617            117,960             24,229
                                                               -----------        -----------        -----------        -----------
      Gross profit                                                  10,224              2,205             17,830              4,337

Amortization of goodwill                                               150                 --                286                 --
Selling, general and administrative
   expenses                                                          8,343              1,713             15,268              5,907
                                                               -----------        -----------        -----------        -----------
      Income (loss) from operations                                  1,731                492              2,276             (1,570)

Other income (expense)
   Interest expense, net                                              (482)               (43)              (775)              (100)
   Other income (expense), net                                         (42)                39                (43)                33
                                                               -----------        -----------        -----------        -----------
      Income (loss) before taxes                                     1,207                488              1,458             (1,637)


Provision (benefit) for income taxes                                   519                196                619               (654)
                                                               -----------        -----------        -----------        -----------
      Net income (loss)                                        $       688        $       292        $       839        $      (983)
                                                               ===========        ===========        ===========        ===========
Earnings (loss) per share, basic (Note 3)                      $      0.12        $       .16        $       .14        $     (0.52)
Earnings (loss) per share, diluted (Note 3)                    $      0.11        $       .16        $      0.14        $     (0.52)
Weighted average shares, basic (Note 3)                          5,900,000          1,880,000          5,850,000          1,880,000
Weighted average shares, diluted (Note 3)                        6,052,000          1,880,000          5,927,000          1,880,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        For the Six Months ended
                                                               June 30,
                                                        ------------------------
                                                          1999          1998
                                                        -------       -------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $   839       $  (983)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities -
   Depreciation and amortization                            545            82
   Gain on sale of assets                                                 (28)
   Deferred income taxes                                    479          (655)
   Changes in assets and liabilities:
      Accounts receivable, net                             (958)         (325)
      Inventories                                        (5,252)        1,323
      Prepaid expenses and other
        current assets                                   (1,524)         (408)
      Other assets                                         (451)          106
      Floor plan notes payable                            6,938        (1,886)
      Accounts payable, accrued expenses                 (1,341)        2,894
                                                        -------       -------
   Net cash provided by (used in)
      operating activities                                 (725)          120
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (5,123)          (18)
   Proceeds from sales of property and
      equipment                                              37            54
   Acquisition, net of cash acquired                     (3,171)           --
                                                        -------       -------
   Net cash provided by (used in)
      investing activities                               (8,257)           36
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                     9,389            --
   Principal payments of long-term debt                  (1,219)          (45)
   Payments of floor plan notes                          (2,538)
   Other current bank borrowings, net
      of repayments                                      (1,700)           (2)
   Due from/to related parties                              194            30
                                                        -------       -------
   Net cash provided by (used in)
      financing activities                                4,126           (17)
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                      (4,856)          139
CASH AND CASH EQUIVALENTS, beginning
   of period                                              5,514         3,539
                                                        -------       -------
CASH AND CASH EQUIVALENTS, end
   of period                                            $   658       $ 3,678
                                                        =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
 Cash paid for - Interest                               $   775       $    76
 Cash paid for - Taxes                                      417            --

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown was founded on March 10, 1997 as Dealerco, Inc., a New York Corporation, and was later merged into Hometown Auto Retailers, Inc., a Delaware Corporation. Hometown's purpose is to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England. Hometown was formed to combine three dealership groups (the Core Operating Companies) located in New Jersey and Connecticut, acquire two other dealerships (the "Acquisitions") located in Vermont and Massachusetts, complete an initial public offering (the "Offering") of its Common Stock and, subsequent to the Offering, continue to acquire, through merger or purchase, additional dealerships to expand its regional operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown. The Acquisitions were acquired for cash.

      The accompanying consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 1998 present the operations of E.R.R. Enterprises, Inc, and Subsidiaries ("Shaker"), one of the Core Operating Companies which has been identified as the accounting acquirer for financial presentation purposes in accordance with SAB No. 97 because its stockholders hold the single largest voting interest subsequent to the Offering.

      The accompanying consolidated balance sheets as of June 30, 1999 and December 31, 1998, and the consolidated statements of operations for the three month and six month periods ended June 30, 1999 and the consolidated statement of cash flows for the six months ended June 30, 1999, present the consolidated operations of: (i) Shaker for all periods; and (ii) the remaining Core Operating Companies, the Acquisitions and any additional acquisitions, effective with the respective acquisition dates.

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

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

3. EARNINGS (LOSS) PER SHARE:

      "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. For the three months and six months ended June 30, 1998, the Company did not have any potentially dilutive securities. For the three months and six months ended June 30, 1999, weighted average shares include potentially dilutive shares related to a share price guarantee in connection with the acquisition of Toyota of Newburgh (See Note 5).

      "Earnings (loss) per share" and "Weighted average shares", for the three months and six months ended June 30, 1999, are based on the weighted average of the outstanding Hometown shares. The "Earnings (loss) per share" and "Weighted average shares", for the three months and six months ended June 30, 1998, are based on the weighted average of the outstanding equivalent Hometown shares of Shaker only.

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

4. INVENTORIES:

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                 6/30/99        12/31/98
                                                 -------        --------
                                                    (in thousands)
        New Vehicles                             $29,665         $21,759
        Used Vehicles                             11,180           7,209

        Parts, accessories and other               1,995           1,586
                                                 -------         -------
           Total Inventories                     $42,840         $30,554
                                                 =======         =======

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. BUSINESS COMBINATIONS:

      In July 1998, Hometown Auto Retailers, Inc. simultaneously completed its combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown Auto Retailers, Inc. (the "Exchange") and the Acquisitions were acquired for cash.

      The 1998 pro forma combined data presented on the following pages represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, and the Offering had occurred on January 1, 1998, and includes the effects of pro forma adjustments. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) amortization of the goodwill using an estimated useful life of 40 years; (b) adjusting compensation expense and management fees to the level that certain management employees and owners of the Core Operating Companies and the Acquisitions will contractually receive subsequent to the closing of the combination and the Acquisitions; (c) adjusting rent expense to reflect newly negotiated fair market value leases; (d) adjustments to interest income on Cash and Cash Equivalents not realized as part of the combination and the Acquisitions offset by the reduction of interest expense on certain long-term debt that will be liquidated out of proceeds of the Offering and the reduction of interest expense on debt and leases not assumed as part of the transactions with the acquired dealerships; (e) adjustments to interest expense resulting from the repayment of floor plan obligations with proceeds from the Offering and the interest savings for refinancing the balance of the floor plan obligations with a commercial lender; (f) adjustments for incremental provision for federal and state income taxes relating to the pro forma adjustments described above and the loss of S-corporation status of Muller Toyota, Muller Chevrolet, Bay State and Brattleboro; (g) the accounting adjustments required to reflect the purchase of the Core Operating Companies and the Acquisitions, the recording of the associated transaction costs and the settlement of certain related party payables and a distribution to the owners of Shaker; (h) the adjustments needed to record the receipt of the net Offering;
(i) adjustments to reflect the settlement of the cash portion of the acquisitions; (j) adjustments to reflect the pay-down of certain long-term debt; and (k) adjustment to reflect the pay-down of floor plan obligations with proceeds from the Offering.

      In January 1999, the Company acquired all of the Common Stock of Morristown Auto Sales, Inc., a Lincoln/Mercury dealer in New Jersey for approximately $.5 million in cash. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $.6 million which will be amortized over 40 years.

      In April 1999, the Company acquired its first dealership in New York, Newburgh Toyota, for a purchase price of approximately $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. The Company has guaranteed that the stock issued in connection with this transaction will have a value of $1,000,000 at the end of a two-year period. Additional shares of the Company's Common stock will be issuable if there is a shortfall. This dealership is expected to add approximately $50.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999.

                         HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (Continued):

      The following table of summary pro forma unaudited financial data presents the unaudited consolidated results of operations for the three months and six months ended June 30, 1999; and for the three months and six months ended June 30, 1998, certain combined pro forma financial data as if the combinations of the Core Operating Companies, the Acquisitions and the Offering had occurred as of January 1, 1998.

                                            For the Three Months           For the Six Months
                                                Ended June 30,                Ended June 30,
                                         --------------------------    --------------------------
                                            1999           1998           1999           1998
                                                        (Pro forma)                   (Pro forma)
                                         -----------    -----------    -----------    -----------
Income Statement Data:
Revenues
  New vehicle sales                      $    45,702    $    38,323    $    81,301    $    71,816
  Used vehicle sales                          23,530         20,196         40,306         40,709
  Parts and service sales                      6,126          5,587         11,034         11,283
  Other dealership revenues, net               1,802          1,558          3,149          3,068
                                         -----------    -----------    -----------    -----------
      Total revenues                          77,160         65,664        135,790        126,876
Cost of sales                                 66,936         57,380        117,960        110,453
                                         -----------    -----------    -----------    -----------
      Gross profit                            10,224          8,284         17,830         16,423
Amortization of goodwill                         150            102            286            208
Selling, general and
  administrative expenses                      8,343          6,314         15,268         12,578
                                         -----------    -----------    -----------    -----------
      Income from operations                   1,731          1,868          2,276          3,637

Other expense
  Interest expense,  net                        (482)          (236)          (775)          (497)
  Other expense, net                             (42)           (22)           (43)           (33)
                                         -----------    -----------    -----------    -----------
      Income before taxes                      1,207          1,610          1,458          3,107

Provision for income taxes                       519            644            619          1,243
                                         -----------    -----------    -----------    -----------
      Net income                         $       688    $       966    $       839    $     1,864
                                         ===========    ===========    ===========    ===========
Earnings per share,
  basic (Note 3)                         $      0.12    $      0.16    $      0.14    $      0.32
Earnings per share,
  dilutive (Note 3)                      $      0.11    $      0.16    $      0.14    $      0.32

Weighted average shares,
  basic                                    5,900,000      5,800,000      5,850,000      5,800,000
Weighted average shares,
  Dilutive                                 6,052,000      5,800,000      5,927,000      5,800,000
Other Data:
Retail new vehicles sold                       1,970          1,464          3,331          2,722
Retail used vehicles sold                      1,351          1,093          2,387          2,220

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of "The Company - Pro Forma Information" should be read in conjunction with footnote 5, "Business Combinations". The discussion on "Hometown Auto Retailers, Inc." should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in the Company's Form 10Q for the three months ended June 30, 1999.

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

      The 1998 pro forma combined data represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions and the Offering had occurred on the first day of the period presented, and includes the effects of pro forma adjustments. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) amortization of the goodwill using an estimated useful life of 40 years;
(b) adjusting compensation expense and management fees to the level that certain management employees and owners of the Core Operating Companies and the Acquisitions will contractually receive subsequent to the closing of the combination and the Acquisitions; (c) adjusting rent expense to reflect newly negotiated fair market value leases; (d) adjustments to interest income on Cash and Cash Equivalents not realized as part of the combination and the Acquisitions offset by the reduction of interest expense on certain long-term debt that will be liquidated out of proceeds of the Offering and the reduction of interest expense on debt and leases not assumed as part of the transactions with the acquired dealerships; (e) adjustments to interest expense resulting from the repayment of floor plan obligations with proceeds from the Offering and the interest savings for refinancing the balance of the floor plan obligations with a commercial lender; (f) adjustments for incremental provision for federal and state income taxes relating to the pro forma adjustments described above and the loss of S-corporation status of Muller Toyota, Muller Chevrolet, Bay State and Brattleboro; (g) the accounting adjustments required to reflect the purchase of the Core Operating Companies and the Acquisitions, the recording of the associated transaction costs and the settlement of certain related party payables and a distribution to the owners of Shaker; (h) the adjustments needed to record the receipt of the net Offering; (i) adjustments to reflect the settlement of the cash portion of the acquisitions; and (j) adjustments to reflect the pay-down of certain long-term debt; and (k) adjustment to reflect the pay-down of floor plan obligations with proceeds from the Offering.

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

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      The total revenue by category for Hometown for the quarters and six months ended June 30, 1999 and June 30, 1998 (Pro forma), are as follows:

                           For the three months ended   For the six months ended
                                    June 30,                   June 30,
                                1999        1998           1999        1998
                                         (Pro forma)                (Pro forma)
                             ---------    --------       --------    --------
                                 (in thousands)             (in thousands)

New vehicle                  $  45,702    $ 38,323       $ 81,301    $ 71,816
Used vehicle - retail           18,966      14,895         33,376      30,368
Used vehicle - wholesale         4,564       5,301          6,930      10,341
Parts and service                6,126       5,587         11,034      11,283
F&I and other                    1,802       1,558          3,149       3,068
                              --------    --------       --------    --------
Total Revenue                 $ 77,160    $ 65,664       $135,790    $126,876
                              ========    ========       ========    ========

      The units sold by category for Hometown for the quarters and six months ended June 30, 1999 and June 30, 1998 (Pro forma), are as follows:

                           For the three months ended   For the six months ended
                                     June 30,                   June 30,
                                1999        1998            1999        1998
                                         (Pro forma)                 (Pro forma)
                              --------   -----------      --------  ------------
New vehicle                     1,970       1,464           3,331       2,722
Used vehicle - retail           1,351       1,093           2,387       2,220
Used vehicle - wholesale          842       1,102           1,467       2,135
                                -----       -----           -----       -----
Total units sold                4,163       3,659           7,185       7,077
                                =====       =====           =====       =====

      The new vehicle revenue by manufacturer for Hometown for the quarters and six months ended June 30, 1999 and June 30, 1998 (Pro forma), are as follows:

                          For the three months ended   For the six months ended
                                  June 30,                     June 30,
                             1999         1998            1999         1998
                                       (Pro forma)                 (Pro forma)
                          ---------    -----------     ---------   -----------
                                (in thousands)              (in thousands)

Ford Motor                 $24,465       $23,425        $47,317       $44,997
Toyota Motor                14,269         6,658         20,450        11,256
Chrysler                     5,274         5,625          9,931        10,413
GM                           1,459         2,216          2,909         4,461
All Other                      235           399            694           689
                           -------       -------        -------       -------
Total Revenue              $45,702       $38,323        $81,301        71,816
                           =======       =======        =======       =======

      The new vehicle units sold by manufacturer for Hometown for the quarters and six months ended June 30, 1999 and June 30, 1998 (Pro forma), are as follows:

                         For the three months ended   For the six months ended
                                  June 30,                    June 30,
                             1999           1998         1999           1998
                                         (Pro forma)                 (Pro forma)
                           --------      -----------   ---------     -----------
Ford Motor                   1,015            814        1,843          1,536
Toyota Motor                   656            284          924            485
Chrysler                       225            249          406            460
GM                              60             97          120            206
All Other                       14             20           38             35
                             -----          -----        -----          -----
Total units sold             1,970          1,464        3,331          2,722
                             =====          =====        =====          =====

      The gross profit by category for Hometown for the quarters and six months ended June 30, 1999 and June 30, 1998 (Pro forma), are as follows:

                           For the three months ended   For the six months ended
                                    June 30,                    June 30,
                              1999         1998            1999         1998
                                        (Pro forma)                  (Pro forma)
                            ---------   -----------     ----------   -----------
                                (in thousands)                (in thousands)
New vehicle                  $ 2,697      $ 2,395         $ 4,633      $ 4,340
Used vehicle - retail          2,100        1,643           3,644        3,631
Used vehicle - wholesale          92           43              54           86
Parts and service              3,533        2,645           6,350        5,298
F&I and other                  1,802        1,558           3,149        3,068
                             -------      -------         -------      -------
Total Gross Profit           $10,224      $ 8,284         $17,830      $16,423
                             =======      =======         =======      =======

      The gross profit percent of revenue by category for Hometown for the quarters and six months ended June 30, 1999 and June 30, 1998 (Pro forma), are as follows:

                           For the three months ended   For the six months ended
                                    June 30,                    June 30,
                              1999         1998            1999         1998
                                        (Pro forma)                  (Pro forma)
                            ---------   -----------     ----------   -----------
New vehicle                     5.9%         6.2%           5.7%          6.0%
Used vehicle - retail          11.1%        11.0%          10.9%         12.0%
Used vehicle - wholesale        2.0%         0.8%           0.8%          0.8%
Parts and service              57.7%        47.3%          57.5%         47.0%
F&I and other                 100.0%       100.0%         100.0%        100.0%
Total Gross Profit percent     13.3%        12.6%          13.1%         12.9%

Three months ended June 30, 1999 compared with pro forma three months ended June 30, 1998.

      Revenue

      Total Revenue increased $11.5 million, or 17.5% from $65.7 million for the three months ended June 30, 1998 to $77.2 million for the three months ended June 30, 1999.

      An increase of $17.2 million related to the acquisitions of Toyota of Newburgh on April 1, 1999 and Morristown Lincoln/Mercury on January 1, 1999 was offset by reductions in "same store" revenues for the other dealerships of $5.7 million or 8.7%.

      Same store revenue from the sale of new vehicles decreased $2.7 million, or 7.0% from $38.3 million for the three months ended June 30, 1998 to $35.6 million for the three months ended June 30, 1999. The decrease consisted of a decline in unit sales of new vehicles of 68, and a decrease in average revenue per vehicle of $660. Same store revenue per unit of Lincoln/Mercury cars (which is the highest selling brand in the Company) decreased $2,090 reflecting changes in pricing and a change in mix to lower priced models. This change was principally caused by reductions in the sales of Lincoln Town Cars to livery operators related to the introduction of model changes in the 1998 model year. Livery operators typically replace their fleets in the year of a model change and therefore sales tend to be reduced in the succeeding year.

      Revenue from the sale of used vehicles at retail increased $ 4.1 million, or 27.5%, from $14.9 million for the three months ended June 30, 1998, to $19.0 million for the three months ended June 30, 1999. The principal reasons for the increase included acquisition related increases of $4.2 million offset by a decrease in same store revenues of $0.1 million or 0.7%. A decline in same store unit sales of used vehicles at retail of 47 vehicles was offset by an increase in average revenue per vehicle of $503. Same store unit sales of used vehicles at wholesale declined 480 units or 43.6% reflecting the implementation of an inventory management strategy whereby used cars are transferred between dealerships to be sold at retail rather than being sold at wholesale which can result in much lower gross profit.

      Same store parts and service sales revenue decreased $.7 million, or 12.5% from $5.6 million for the three months ended June 30, 1998, to $4.9 million for the three months ended June 30, 1999. The decrease was primarily attributable to the decline in warranty work on the corresponding reduced sales of new and used vehicles.

      Same store finance, insurance, extended service and other dealership revenues decreased $0.1 million, or 6.3% from $1.6 million for the three months ended June 30, 1998 to $1.5 million for the three months ended June 30, 1999. This decline is a result of the reduced sales levels referred to above.

      Gross Profit

      Total gross profit increased $1.9 million, or 22.9%, from $8.3 million for the three months ended June 30, 1998, to $10.2 million for the three months ended June 30, 1999. The primary reason for this increase was the effect of the aforementioned acquisitions.

      Same store gross profit decreased $0.4 million, or 4.8%, from $8.3 million for the three months ended June 30, 1998, to $7.9 million for the three months ended June 30, 1999.

      Average gross profit per new vehicle on a same store basis decreased $128 as a result of changes in pricing and mix.

      Same store gross profit on the sale of used vehicles at retail decreased $0.2 million, or 12.5%, from $1.6 million for the three months ended June 30, 1998, to $1.4 million for the three months ended June 30, 1999. The decline was due to the decrease in the sale of used vehicle units together with a decrease of $211 in the average gross profit per unit.

      Same store parts and service gross profit increased $0.2 million, or 7.7%, from $2.6 million for the three months ended June 30, 1998, to $2.8 million for the three months ended June 30, 1999. The increase in gross profit is related to improved pricing together with increased cost control at the dealerships.

      Amortization of Goodwill

      Goodwill amortization increased to $150,000 for the quarter ended June 30, 1999 from $102,000 for the quarter ended June 30, 1998, reflecting the acquisitions referred to above.

      Selling, General and Administrative Expenses

      On a pro forma basis, after adjustment, selling, general and administrative expenses increased $2.0 million, or 31.7%, from $6.3 million for the three months ended June 30, 1998, to $8.3 million for the three months ended June 30, 1999. $1.7 million of the increase is due to the above mentioned acquisitions and the remainder includes the addition of corporate overhead expenses related to operation as a public company, increased depreciation related to real estate acquisitions, and increased advertising and promotion. The Company has not yet fully realized the savings from the integration of the dealerships.

      Net Interest Expense

      After pro forma adjustments were reflected for the quarter ended June 30, 1998 interest expense increased $0.3 million or 150.0%, from $0.2 million for the quarter ended June 30, 1998 to $0.5 for the quarter ended June 30, 1999. This increase was the result of increased floor plan liabilities in support of higher seasonal inventory levels and increased long term debt related to the purchase of the business of Toyota of Newburgh and the purchase of the real estate at Baystate Lincoln / Mercury.

      Other Income

      Other income was insignificant in both quarters presented.

      Pre-Tax Income

      Income before taxes decreased $0.4 million, or 25.0 %, from $1.6 million for the three months ended June 30, 1998, to $1.2 million for the three months ended June 30, 1999. The decrease was primarily due to increased selling, general and administrative expenses of $2.0 million, increased interest expense of $0.3 million offset by increased gross profit of $2.0 million. Pre-tax income as a percent of total revenue is 2.4% for the three months ended June 30, 1998, and 1.6% for the three months ended June 30, 1999.

      Provision (benefit) for income tax

      The effective income tax rate was 40% in the three months ended June 30, 1998 and 43% in the three months ended June 30, 1999. The change in the rate was the result of the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

      Net Income

      Net income decreased $0.3 million, or 30.0%, from $1.0 million for the quarter ended June 30, 1998, to $0.7 million for the quarter ended June 30, 1999. The decrease was primarily due to increased selling, general and administrative expenses of $2.0 million, increased interest expense of $0.3 million offset by increased gross profit of $2.0 million and a decrease in the Provision for Income Taxes of $0.1 million.

      Earnings Per Share, Basic and Diluted

      See Note 5 to the Consolidated Financial Statements for a description of potentially dilutive securities in 1999.

Six months ended June 30, 1999 compared with pro forma six months ended June 30, 1998

      Revenue

      Total revenue increased $8.9 million, or 7.0% from $126.9 million for the six months ended June 30, 1998 to $135.8 million for the six months ended June 30, 1999.

      An increase of $20.1 million related to the acquisitions of Toyota of Newburgh on April 1, 1999 and Morristown Lincoln/Mercury on January 1, 1999 was offset by reductions in "same store" revenues for the other dealerships of $11.2 million or 8.8%.

      Same store revenue from the sale of new vehicles decreased $2.3 million, or 3.2% from $71.8 million for the six months ended June 30, 1998 to $69.5 million for the six months ended June 30, 1999. The decrease consisted of a decline in unit sales of new vehicles of 26, and a decrease in average revenue per vehicle of $604. Same store revenue per unit of Lincoln/Mercury cars (which is the highest selling brand in the Company) decreased $2,543 reflecting changes in pricing and a change in mix to lower priced models. This change was principally caused by reductions in the sales of Lincoln Town Cars to livery operators related to the introduction of model changes in the 1998 model year. Livery operators typically replace their fleets in the year of a model change and therefore sales tend to be reduced in the succeeding year.

      Revenue from the sale of used vehicles at retail increased $ 3.0 million, or 9.9%, from $30.4 million for the six months ended June 30, 1998, to $33.4 million for the six months ended June 30, 1999. The principal reasons for the increase included acquisition related increases of $4.9 million offset by a decrease in same store revenues of $1.9 million or 6.3%. A decline in same store unit sales of used vehicles at retail of 184 vehicles was offset by an increase in average revenue per vehicle of $320. The reduction in retail used car revenues reflects the soft market in the northeast caused by reductions of new car pricing by manufacturers which strengthened demand for lower margin new cars and reduced sales of higher margin used cars. Unit sales of used vehicles at wholesale declined 925 units or 43.3% reflecting the implementation of an inventory management strategy whereby used cars are transferred between dealerships rather than being sold at wholesale which can result in lost gross profit.

      Same store parts and service sales revenue decreased $1.8 million, or 15.9% from $11.3 million for the six months ended June 30, 1998, to $9.5 million for the six months ended June 30, 1999. The decrease was primarily attributable to the decline in warranty work on the corresponding reduced sales of new and used vehicles.

      Same store finance, insurance, extended service and other dealership revenues decreased $0.3 million, or 9.7% from $3.1 million for the six months ended June 30, 1998 to $2.8 million for the six months ended June 30, 1999. This decline is a result of the reduced sales levels referred to above.

      Gross Profit

      Total gross profit increased $1.4 million, or 8.5%, from $16.4 million for the six months ended June 30, 1998, to $17.8 million for the six months ended June 30, 1999. The primary reason for this increase was the effect of the aforementioned acquisitions.

      Same store gross profit decreased $1.3 million, or 7.9%, from $16.4 million for the six months ended June 30, 1998, to $15.1 million for the six months ended June 30, 1999.

      Average gross profit per new vehicle on a same store basis decreased $604 as a result of changes in pricing and mix.

      Same store gross profit on the sale of used vehicles at retail decreased $0.7 million, or 19.4%, from $3.6 million for the six months ended June 30, 1998, to $2.9 million for the six months ended June 30, 1999. The decline was due to the decrease (184 units) in the sales of used vehicles along with a decrease of $274 in average gross profit per unit.

      Same store parts and service gross profit increased $0.2 million, or 3.8%, from $5.3 million for the six months ended June 30, 1998, to $5.5 million for the six months ended June 30, 1999. The increase in gross profit is related to improved pricing together with increased cost control at the dealerships.

      Amortization of Goodwill

      Goodwill amortization increased to $286,000 for the six months ended June 30, 1999 from $208,000 for the six months ended June 30, 1998, reflecting the acquisitions referred to above.

      Selling, General and Administrative Expenses

      On a pro forma basis, after adjustment, selling, general and administrative expenses increased $2.7 million, or 21.4%, from $12.6 million for the six months ended June 30, 1998, to $15.3 million for the six months ended June 30, 1999. $2.0 million of the increase is due to the above mentioned acquisitions and the remainder includes the addition of corporate overhead expenses related to operation as a public company, increased depreciation related to real estate purchases and increased advertising and promotion. The Company has not yet fully realized the savings from the integration of the dealerships.

      Net Interest Expense

      After pro forma adjustments were reflected for the six months ended June 30, 1998 interest expense increased $0.3 million or 60.0%, from $0.5 million for the six months ended June 30, 1998 to $0.8 for the six months ended June 30, 1999. This increase was the result, in the most recent quarter, of increased floor plan liabilities in support of higher seasonal inventory levels and increased long term debt related to the purchase of the business of Toyota of Newburgh and the purchase of the real estate at Baystate Lincoln / Mercury.

      Other Income

      Other income was insignificant in both periods presented.

      Pre-Tax Income

      Income before taxes decreased $1.6 million, or 51.6 %, from $3.1 million for the six months ended June 30, 1998, to $1.5 million for the six months ended June 30, 1999. The decrease was primarily due to increased selling, general and administrative expenses of $2.7 million, increased amortization of goodwill of approximately $0.1 million, increased interest expense of $0.3 million offset by increased gross profit of $1.4 million. Pre-tax income as a percent of total revenue is 2.4% for the six months ended June 30, 1998, and 1.1% for the six months ended June 30, 1999.

      Provision (benefit) for income tax

      The effective income tax rate was 40.0% in the six months ended June 30, 1998 and 42.5% in the six months ended June 30, 1999. The change in the rate was the result of the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

      Net Income

      Net income decreased $1.1 million, or 57.9%, from $1.9 million for the six months ended June 30, 1998, to $0.8 million for the six months ended June 30, 1999. The decrease was primarily due to increased selling, general and administrative expenses of $2.7 million, increased amortization of goodwill of approximately $0.1 million, increased interest expense of $0.3 million offset by increased gross profit of $1.4 million and a decrease in the Provision for Income Taxes of $0.6 million.

      Earnings Per Share, Basic and Diluted

      See Note 5 to the Consolidated Financial Statements for a description of potentially dilutive securities in 1999.

Acquisitions

      The Company has acquired a total of six dealerships located in Connecticut, Massachusetts, New Jersey, New York and Vermont for an aggregate price of $10.5 million in cash and 100,000 shares of Common Stock, plus the assumption of floor plan liabilities of $11.8 million. Acquisitions in the current six months are as follows.

      In January 1999, the Company acquired all of the Common Stock of Morristown Auto Sales, Inc., a Lincoln/Mercury dealer in New Jersey for approximately $.5 million in cash. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $.6 million which will be amortized over 40 years.

      In April 1999, the Company acquired its first dealership in New York, Newburgh Toyota, for a purchase price of approximately $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan liabilities for the fully capitalized operation. The Company has guaranteed that the stock issued in connection with this transaction will have a value of $1,000,000 at the end of a two-year period. Additional shares of the Company's Common stock will be issuable if there is a shortfall. This dealership is expected to add approximately $50.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999.

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

Overview

      Shaker is a holding company that operates one of the largest dealer groups in Connecticut, consisting of Shaker's Lincoln Mercury, Inc. in Watertown, Connecticut; Family Ford, Inc. and Family Rental, Inc. in Waterbury, Connecticut; and Shaker's Jeep/Eagle, Inc. in Waterbury, Connecticut. It also operates Lincoln Mercury Autocare, Inc., a factory authorized free-standing neighborhood automobile maintenance and repair center in Naugatuck, Connecticut. Shaker is a franchised dealer for Lincoln, Mercury, Ford, and Jeep cars and trucks.

      Shaker was originally founded as Shaker Auto Service, an automobile repair shop, in Waterbury, Connecticut in 1930. After World War II, Shaker became an automobile dealer, ultimately being awarded the Jeep, Lincoln Mercury and Ford franchises. Formerly, Shaker was owned and operated by a third generation of the Shaker family.

      Shaker has diverse sources of automotive revenues, including: new car sales, new light truck sales, used car sales, used light truck sales, used cars purchased from the manufacturers, parts sales, service sales, including sales from Lincoln Mercury Autocare, Inc., finance fees, insurance commissions, extended service contract sales, documentary fees and after-market product sales. Sales revenues include sales to retail customers, other dealers and wholesalers. Other dealership revenue includes revenue from the sale of financing, insurance and extended service contracts, all net of a provision for anticipated chargebacks, and related documentary fees charged to customers.

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

      Revenues

      Revenues increased by $62.4 million, or 421.6%, from $14.8 million for the three months ended June 30, 1998, to $77.2 million for the three months ended June 30, 1999. Most of the increase was due to the acquisitions made since the initial public offering completed on July 31, 1998.

      New vehicle sales increased by $38.2 million, or 509.3%, from $7.5 million for the three months ended June 30, 1998, to $45.7 million for the three months ended June 30, 1999. Of that increase 1.6 million was the result of an increase of 68 units sold at the Shaker dealerships combined with an increase of $706 in the average revenue received. The remaining $36.6 million increase was due to the acquisitions.

      Used vehicle sales increased by $18.3 million, or 351.9%, from $5.2 million for the three months ended June 30, 1998, to $23.5 million for the three months ended June 30, 1998. That increase consisted of a $16.3 million increase due to the acquisitions combined with an increase of $2.0 million at the Shaker dealerships. The Shaker dealerships sold 147 more used vehicles with an increase of $976 in the average revenue received.

      Parts and service revenue increased by $4.5 million, or 281.3%, from $1.6 million for the three months ended June 30, 1998, to $6.1 million for the three months ended June 30, 1999. Parts and service revenue at the Shaker dealerships were essentially flat and the increase resulted primarily from the acquisitions.

      Other dealership revenues increased by $1.3 million, or 260.0%, from $0.5 million for the three months ended June 30, 1998, to $1.8 million for the three months ended June 30, 1999. Other dealership revenues at the Shaker dealerships increased $0.1 million and the balance, $1.2 million, of the increase resulted from the acquisitions.

      Gross Profit

      Gross profit increased $8.0 million or 363.6%, from $2.2 million for the three months ended June 30, 1998, to $10.2 million for the three months ended June 30, 1999. Gross profit at the Shaker dealerships increased by $0.4 million with gross profit on new cars increasing $0.1 million, gross profit on used cars increasing $0.1 million and parts and service revenues increasing $0.2 million. The remainder of the increase ($7.6 million) was due to the acquisitions.

      Amortization of Goodwill

      Goodwill amortization amounted to $150,000 in the quarter ended June 30, 1999. There was none in the same period of 1998.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased by $6.6 million, or 388.2%, from $1.7 million for the three months ended June 30, 1998, to $8.3 million, for the three months ended June 30, 1999. The increase was predominately the result of the acquisitions.

      Interest Expenses, Net

      Net interest expense increased by $439,000, or 1020.9%, from $43,000, for the three months ended June 30, 1998, to $482,000, for the three months ended June 30, 1999. The increase was due to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the acquisitions, increased floor plan interest related to higher seasonal inventories and interest on the debt incurred for the acquisition of Toyota of Newburgh and real estate at Baystate Lincoln/Mercury.

      Provision (benefit) for income tax

      The effective income tax rate was 40% in the three months ended June 30, 1998 and 43% in the three months ended June 30, 1999. The change in the rate was the result of the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income

      Net Income (loss)

      Net Income increased $0.4 million or 133.3% from $0.3 million for the quarter ended June 30, 1998, to $0.7 million for the quarter ended June 30, 1999. The after tax effect of the increased gross profit (primarily from acquisitions); of increased selling, general and administrative expenses, goodwill amortization and increased interest expenses were all factors related to this change.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Revenues

      Revenues increased by $107.2 million, or 374.8%, from $28.6 million for the six months ended June 30, 1998, to $135.8 million for the six months ended June 30, 1999. Most of the increase was due to the acquisitions made since the initial public offering completed on July 31, 1998.

      New vehicle sales increased by $67.9 million, or 506.7%, from $13.4 million for the six months ended June 30, 1998, to $81.3 million for the six months ended June 30, 1999. Of that increase $4.1 million was the result of an increase of 173 units sold at the Shakers dealerships combined with an increase of $1,079 in the average revenue received. The remaining $63.8 million increase was due to the acquisitions.

      Used vehicle sales increased by $29.3 million, or 266.4%, from $11.0 million for the six months ended June 30, 1998, to $40.3 million for the six months ended June 30, 1998. That increase consisted of a $27.0 million increase due to the acquisitions combined with an increase of $2.3 million at the Shaker dealerships. The Shaker dealerships sold 63 more used vehicles with an increase of $1,356 in the average revenue received.

      Parts and service revenue increased by $7.8 million, or 243.8%, from $3.2 million for the six months ended June 30, 1998, to $11.0 million for the six months ended June 30, 1999. Parts and service revenue at the Shaker dealerships increased $0.1 million or 4.0% while the remainder of the increase ($7.7 million) resulted from the acquisitions.

      Other dealership revenues increased by $2.2 million, or 244.4%, from $0.9 million for the six months ended June 30, 1998, to $3.1 million for the six months ended June 30, 1999. Other dealership revenues at the Shaker dealerships increased $0.1 million and the balance, $2.1 million, of the increase resulted from the acquisitions.

      Gross Profit

      Gross profit increased $13.5 million or 314.0%, from $4.3 million for the six months ended June 30, 1998, to $17.8 million for the six months ended June 30, 1999. Gross profit at the Shaker dealerships increased by $0.7 million. Gross profit on new cars increased $0.2 million, gross profit on used remained approximately the same, parts and service revenues increased $0.4 million and other dealership revenues increased $0.1 million. The remainder of the increase ($12.8 million) was due to the acquisitions.

      Amortization of Goodwill

      Goodwill amortization amounted to $286,000 in the six months ended June 30, 1999. There was none in the same period of 1998.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased by $9.4 million, or 159.3%, from $5.9 million for the six months ended June 30, 1998, to $15.3 million, for the six months ended June 30, 1999. The increase was predominately the result of the acquisitions.

      Interest Expenses, Net

      Net interest expense increased by $0.7 million, or 700.0%, from $0.1 million, for the six months ended June 30, 1998, to $0.8 million for the six months ended June 30, 1999. The increase was due to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the acquisitions, increased floor plan interest related to higher seasonal inventories and interest on the debt incurred for the acquisition of Toyota of Newburgh and real estate at Baystate Lincoln/Mercury.

      Provision (benefit) for income tax

      The effective income tax rate was 40% in the six months ended June 30, 1998 and 42.5% in the six months ended June 30, 1999. The change in the rate was the result of the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

      Net Income (loss)

      Net Income increased $1.8 million from a loss of $1.0 million for the six months ended June 30, 1998, to $0.8 million for the six months quarter ended June 30, 1999. The after tax effect of the increased gross profit (primarily from acquisitions); of increased selling, general and administrative expenses; increased goodwill amortization; and increased interest expenses were all factors related to this change.

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

Liquidity and Capital Resources

      The principal sources of liquidity include cash on hand, cash from operations, floor plan financing, additional debt and stock.

      Cash and Cash Equivalents

      Total cash and cash equivalents at June 30, 1999 and December 31, 1998, were $0.7 million and $5.5 million, respectively for a decrease of $4.8 million in cash and cash equivalents. Operating activities used $0.7 million in cash (inclusive of $5.3 million supporting an increase in seasonal inventory). $8.3 million in cash flow from investing activities was used primarily to acquire two dealerships in Morristown, New Jersey; and Newburgh, New York and real estate at Baystate Lincoln / Mercury and Toyota of Newburgh. Financing activities resulted in net cash flow of $4.1 million (effective with the closing of the GE Capital Corporation refinancing, excess cash of $2.5 million was used to reduce the floor plan liability).

      Floor Plan Financing

      On January 6, 1999, the Company completed the refinancing of its floor plan lines of credit into one floor plan line of credit with GE Capital Corporation. The new floor plan line of credit carries an interest rate of LIBOR plus 160 basis points (as of June 30, 1999 the interest rate was 6.54375%).

Acquisitions

      The Company has acquired a total of six dealerships located in Connecticut, Massachusetts, New Jersey, New York and Vermont for an aggregate price of $10.5 million in cash and 100,000 shares of Common Stock, plus the assumption of floor plan liabilities of $11.8 million. Acquisitions in the current six months are as follows.

      In January 1999, the Company acquired all of the Common Stock of Morristown Auto Sales, Inc., a Lincoln/Mercury dealer in New Jersey for approximately $.5 million in cash. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $.6 million which will be amortized over 40 years.

      In April 1999, the Company acquired its first dealership in New York, Newburgh Toyota, for a purchase price of approximately $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan liabilities for the fully capitalized operation. The Company has guaranteed that the stock issued in connection with this transaction will have a value of $1,000,000 at the end of a two-year period. Additional shares of the Company's Common stock may be issuable if there is a shortfall. This dealership is expected to add approximately $50.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999.

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of proceeds

f. Use of Proceeds:

      Effective July 31, 1998, the Company registered (Commission file No. 000-24669) 1,800,000 shares of Class A Common Stock. The offering terminated with the sale of the securities offered. The managing underwriters were: Paulson Investment Company, Inc. and EBI Securities Corporation. The following is a summary of the Use of Proceeds:

                                                                 Per
                                                             Registration
                                              Actual           Statement
                                           ------------      ------------
Total amount (1,800,000
  shares at $9)                            $ 16,200,000      $ 16,200,000
Amounts paid to underwriters                 (1,498,500)       (1,498,500)
Amounts paid for legal
  and accounting fees                        (1,449,332)         (750,000)
Amounts paid for other expenses                (342,221)         (150,000)
                                           ------------      ------------
Total expenses                               (3,290,053)       (2,398,500)
                                           ------------      ------------
Net Proceeds available                       12,909,947        13,801,500

Proceeds used to acquire
  dealerships (including costs)              (7,775,170)       (6,400,000)(1)(2)
Proceeds used to retire debt                 (1,004,000)         (760,000)
Proceeds used for working
  capital and general
  corporate purposes                         (4,130,777)       (6,641,500)(3)
                                           ------------      ------------
Proceeds remaining at
  June 30, 1999                                      --                --
                                           ============      ============

(1) $500,000 was paid to Salvatore A. Vergopia, an Executive Officer and Director, to acquire Morristown Lincoln/Mercury.
(2) $1,100,000 was used to acquire Morristown Lincoln/Mercury and Regan and Stapleton, Inc. (a Lincoln/Mercury dealership), which were not specifically identified in the Registration Statement. However, the
      Registration Statement reads, in part, "........including possible use in additional acquisitions of dealerships...."
(3) The reduction represents reallocation based on amounts available after other uses.

ITEM 6. Exhibits and Reports on Form 8-K

a. Exhibits:

      1. 27.1 Financial Data Schedule

b. Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Hometown Auto Retailers, Inc.


August 16, 1999                                   By: /s/ Joseph  Shaker
------------------------                   -------------------------------------
Date                                       Joseph Shaker, President and Chief
                                           Operating Officer


August 16, 1999                                   By: /s/ John Rudy
------------------------                   -------------------------------------
Date                                       John Rudy, Chief Financial and
                                           Accounting Officer