Form 10-Q
period 1999-09-30
HOMETOWN AUTO RETAILERS INC
filed 1999-11-15
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                                          Outstanding
------------------------------------------------                  --------------
Common Stock, Class A, par value $.001 per share                    2,140,000
Common Stock, Class B, par value $.001 per share                    3,760,000

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page

      ITEM 1. Consolidated Financial Statements (unaudited)                   4

              Consolidated Balance Sheets at September 30, 1999
              and December 31, 1998                                           5

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 1999 and 1998               6

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1999 and 1998                        7

              Notes to Consolidated Financial Statements                      8

      ITEM 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           13

PART II. OTHER INFORMATION

      ITEM 6  Exhibits and Reports on Form 8-K                                29

SIGNATURES                                                                    30

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          HOMETOWN AUTO RETAILERS, INC.

                              BASIS OF PRESENTATION

      In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown. The Acquisitions were acquired for cash. E.R.R. Enterprises, Inc. ("Shaker"), one of the Core Operating Companies has been identified as the accounting acquirer for financial presentation purposes in accordance with SAB No. 97 because its stockholders hold the single largest voting interest subsequent to the Offering.

      The historical consolidated statements of operations for the three month and nine month periods ended September 30, 1998, and the statement of cash flows for the nine months ended September 30, 1998, present the consolidated operations of: (i) Shaker; and (ii) the remaining Core Operating Companies and Acquisitions effective with their respective acquisition dates.

      The Company believes that; (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of September 30, 1999; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

      The unaudited pro forma financial information presented in the footnote 6, "Business Combinations", does not purport to be indicative of the financial position or operating results which would have been achieved had the acquisitions taken place at the dates indicated and should not be construed as representative of the Company's financial position or results of operations for any future date or period.

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

                          HOMETOWN AUTO RETAILERS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   September 30,   December 31,
                                  ASSETS               1999           1998
                                                     (Note 2)       (Note 2)
                                                   -------------   -------------
Current Assets

   Cash and cash equivalents                           $   844      $ 5,514
   Accounts receivable, net                              9,099        4,665
   Inventories                                          41,407       30,554
   Prepaid expenses and other current assets             3,451        1,534
                                                       -------      -------
      Total current assets                              54,801       42,267

Property and equipment, net                              7,713        2,293
Goodwill, net                                           23,429       20,879
Other assets                                             1,398          972
                                                       -------      -------
      Total Assets                                     $87,341      $66,411
                                                       =======      =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Floor plan notes payable                            $39,045      $29,624
   Accounts payable and accrued expenses                 5,337        4,798
   Current maturities of long-term debt                  1,789          946
   Other current bank borrowings                            --        1,200
                                                       -------      -------
      Total current liabilities                         46,171       36,568
Long-term debt                                           9,123          375
Deferred income taxes                                      427           --
Due to related parties                                      44          238
                                                       -------      -------
       Total liabilities                                55,765       37,181

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding             --           --
   Common stock, Class A, $.001 par value, 24,000,000
   shares authorized, 2,140,000(`99) 2,040,000 (`98)
   issued and outstanding                                    2            2
   Common stock, Class B, $.001 par value, 3,760,000
   shares authorized, issued and outstanding                 4            4
   Additional paid-in capital                           26,194       25,194
   Retained earnings                                     5,376        4,030
                                                       -------      -------
      Total stockholders' equity                        31,576       29,230
                                                       -------      -------
      Total liabilities and stockholders' equity       $87,341      $66,411
                                                       =======      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                   For the Three Months          For the Nine Months
                                                    Ended September 30,          Ended September 30,
                                              ----------------------------  ----------------------------
                                                  1999           1998           1999            1998
                                              -------------  -------------  -------------  -------------
Revenues
   New vehicle sales                          $    48,184    $    25,008    $   129,485    $    38,457
   Used vehicle sales                              23,828         10,729         64,134         21,695
   Parts and service sales                          6,267          3,387         17,301          6,623
   Other dealership revenues, net                   1,875          1,014          5,024          1,929
                                              -----------    -----------    -----------    -----------
      Total revenues                               80,154         40,138        215,944         68,704

Cost of sales
   New vehicle sales                               45,375         23,441        122,043         36,058
   Used vehicle sales                              21,929          9,760         58,537         19,639
   Parts and service sales                          2,676          1,576          7,360          3,309
                                              -----------    -----------    -----------    -----------
        Cost of sales                              69,980         34,777        187,940         59,006
                                              -----------    -----------    -----------    -----------
      Gross profit                                 10,174          5,361         28,004          9,698

Amortization of goodwill                              150            150            436            150
Selling, general and administrative
   expenses                                         8,562          4,728         23,830         10,635
                                              -----------    -----------    -----------    -----------
      Income (loss) from operations                 1,462            483          3,738         (1,087)

Other income (expense)
   Interest expense, net                             (574)           (99)        (1,349)          (199)
   Other income (expense), net                         (5)           (29)           (48)             4
                                              -----------    -----------    -----------    -----------
      Income (loss) before taxes                      883            355          2,341         (1,282)

Provision (benefit) for income taxes                  376            533            995           (121)
                                              -----------    -----------    -----------    -----------

      Net income (loss)                       $       507    $      (178)   $     1,346    $    (1,161)
                                              ===========    ===========    ===========    ===========

Earnings (loss) per share, basic (Note 3)     $      0.09           (.04)   $      0.23    $     (0.42)
Earnings (loss) per share, diluted (Note 3)   $      0.08           (.04)   $      0.23    $     (0.42)
Weighted average shares, basic (Note 3)         5,900,000      4,493,333      5,867,033      2,751,111
Weighted average shares, diluted (Note 3)       6,066,667      4,493,333      5,978,144      2,751,111


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         HOMETOWN AUTO RETAILERS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   For the Nine Months ended
                                                                          September 30,
                                                                -------------------------------
                                                                    1999              1998
                                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $  1,346          $ (1,161)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities -
   Depreciation and amortization                                        814               297
   Deferred income taxes                                                647              (605)
   Changes in assets and liabilities:
      Accounts receivable, net                                       (2,432)           (1,108)
      Inventories                                                    (3,582)             (199)
      Prepaid expenses and other current assets                      (1,989)               (9)
      Other assets                                                     (628)               88
      Floor plan notes payable                                        5,379              (206)
      Accounts payable, accrued expenses                               (581)             (129)
      Income taxes payable                                             (368)              380
      Other long-term liabilities                                        --               (54)
                                                                   --------          --------
   Net cash provided by (used in) operating activities               (1,394)           (2,706)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (5,348)              (47)
   Proceeds from sales of property and equipment                         56                --
   Acquisition, net of cash acquired                                 (3,171)           (6,216)
                                                                   --------          --------
   Net cash provided by (used in) investing activities               (8,463)           (6,263)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                10,389                --
   Principal payments of long-term debt                              (1,325)             (123)
   Liquidity transferred to GE Capital                               (2,538)               --
   Repayments of bank borrowings                                     (1,700)              (15)
   Due from/to related parties                                          361              (954)
   Issuance of common stock                                              --            12,931
                                                                   --------          --------
   Net cash provided by (used in) financing activities                5,187            11,839
NET INCREASE IN CASH AND CASH EQUIVALENTS                            (4,670)            2,780
CASH AND CASH EQUIVALENTS, beginning of period                        5,514             3,539
                                                                   --------          --------
CASH AND CASH EQUIVALENTS, end of period                           $    844          $  6,409
                                                                   ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest                                          $  1,342          $    211
 Cash paid for - Taxes                                                  819               103

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown. The Acquisitions were acquired for cash. E.R.R. Enterprises, Inc, and Subsidiaries ("Shaker"), one of the Core Operating Companies has been identified as the accounting acquirer for financial presentation purposes in accordance with SAB No. 97 because its stockholders hold the single largest voting interest subsequent to the Offering.

      The historical consolidated statements of operations for the three month and nine month periods ended September 30, 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1998, present the consolidated operations of: (i) Shaker for all periods; and (ii) the remaining Core Operating Companies, the Acquisitions and any additional acquisitions, effective with their respective acquisition dates.

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

      Goodwill

      Goodwill represents the excess of purchase price over the estimated fair market value of the net assets acquired and is being amortized over a forty-year period. As part of the Exchange and the Acquisitions, deferred tax assets and liabilities were established based on management's best estimate of the ultimate tax basis that was expected to be accepted by the tax authority, and liabilities for the prior tax returns of the acquired entities were based on management's best estimate of the ultimate settlement. Based on income tax returns prepared and filed in September 1999, management has revised the original estimates. As a result, goodwill previously recorded has been increased by approximately $304 thousand.

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

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3.    EARNINGS (LOSS) PER SHARE:

      "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. For the three months and nine months ended September 30, 1998, the Company did not have any potentially dilutive securities. For the three months and nine months ended September 30, 1999, weighted average shares include potentially dilutive shares related to a share price guarantee in connection with the acquisition of Toyota of Newburgh (See Note 6).

      "Earnings per share" and "Weighted average shares", for the three months and nine months ended September 30, 1999, are based on the weighted average of the outstanding Hometown shares. The "Earnings (loss) per share" and "Weighted average shares", for the three months and nine months ended September 30, 1998, are based on the weighted average of the outstanding equivalent Hometown shares of Shaker for seven months and outstanding shares of Hometown since the offering.

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

4.    INVENTORIES:

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                 9/30/99    12/31/98
                                                 --------   ---------
                                                     (in thousands)
         New Vehicles                            $ 28,413    $ 21,759
         Used Vehicles                             11,577       7,209
         Parts, accessories and other               1,417       1,586
                                                 --------   ---------
            Total Inventories                    $ 41,407    $ 30,554
                                                 ========   =========

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    INVESTMENT IN E-COMMERCE SUBSIDIARY:

      The Company has invested in an e-commerce subsidiary, CarDay.com, which will operate within the retail automotive sales industry. Two officers and one outside director of the Company have personal investments in this venture and additional shares and options have been issued to officers of the subsidiary. The Company has retained an 82% ownership interest in the subsidiary. CarDay.com expects to provide both buyers and sellers of used cars with a more effective and efficient way to buy and sell used cars on the Internet, including a mechanism through which to complete a transaction, as well as offering car owners an array of financing, insurance, warranty, and other related products and services.

      As of September 30, 1999, the Company had advanced $64 thousand to this subsidiary. The Company has advanced an additional $320 thousand subsequent to September 30. CarDay.com has also obtained bridge loan financing of $1 million from a major financial institution. This loan was obtained without recourse against Hometown Auto Retailers, Inc.

      The financial statements of the Company for the three and nine months ended September 30, 1999, include start up and development expenses totaling $139 thousand relating to the e-commerce subsidiary. The balance sheet of the Company includes $562 thousand in cash, $47 thousand in property and equipment, and $365 thousand in other assets relating to CarDay.com. Liabilities attributable to the subsidiary on the Company's financial statements include the $1 million short-term loan.

6.    BUSINESS COMBINATIONS:

      In July 1998, Hometown Auto Retailers, Inc. simultaneously completed its combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown Auto Retailers, Inc. (the "Exchange") and the Acquisitions were acquired for cash.

      In January 1999, the Company acquired all of the Common Stock of Morristown Auto Sales, Inc., a Lincoln/Mercury dealer in New Jersey for approximately $.5 million in cash. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $.4 million, which will be amortized over 40 years.

      In April 1999, the Company acquired its first dealership in New York, Newburgh Toyota, for a purchase price of approximately $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. The Company has guaranteed that the stock issued in connection with this transaction will have a value of $1,000,000 at the end of a two-year period. Additional shares of the Company's Common stock will be issuable if there is a shortfall. This dealership is expected to add approximately $50.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $2.0 million, which will be amortized over 40 years.

      Subsequent to September 30, 1999, the company acquired a Mazda franchise in the Framingham, Massachusetts area. The purchase price of $700 thousand in cash included signage, new car inventory, and parts inventory. The new franchise will be tucked into the company's existing Bay State dealership. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $0.4 million, which will be amortized over 40 years.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    BUSINESS COMBINATIONS (Continued):

      The following table of summary pro forma unaudited financial data presents the unaudited consolidated results of operations for the three months and nine months ended September 30, 1999; and for the three months and nine months ended September 30, 1998, certain combined pro forma financial data as if the combinations of the Core Operating Companies, the Acquisitions and the Offering had occurred as of January 1, 1998.

                                           For the Three Months       For the Nine Months
                                           Ended September 30,        Ended September 30,
                                           --------------------     ------------------------
                                           1999          1998         1999           1998
                                                      (Pro forma)                 (Pro forma)
                                           -------    ----------    ----------    ----------
Income Statement Data:
Revenues
   New vehicle sales                    $   48,184    $   35,773    $  129,485    $  107,589
   Used vehicle sales                       23,828        16,867        64,134        57,576
   Parts and service sales                   6,267         4,986        17,301        16,269
   Other dealership revenues, net            1,875         1,445         5,024         4,513
                                        ----------    ----------    ----------    ----------
     Total revenues                         80,154        59,071       215,944       185,947
Cost of sales                               69,980        51,262       187,940       161,715
                                        ----------    ----------    ----------    ----------
      Gross profit                          10,174         7,809        28,004        24,232
Amortization of goodwill                       150           157           436           363
Selling, general and administrative
   expenses                                  8,562         6,575        23,830        19,153
                                        ----------    ----------    ----------    ----------
     Income from operations                  1,462         1,077         3,738         4,716

Other expense
  Interest expense, net                       (574)         (147)       (1,349)         (644)
  Other expense, net                            (5)           29           (48)           (4)
                                        ----------    ----------    ----------    ----------
     Income before taxes                       883           959         2,341         4,068

Provision for income taxes                     376           444           995         1,688
                                        ----------    ----------    ----------    ----------
     Net income                         $      507    $      515    $    1,346    $    2,380
                                        ==========    ==========    ==========    ==========
Earnings per share, basic (Note 3)      $     0.09    $     0.09    $     0.23    $     0.41
Earnings per share, dilutive (Note 3)   $     0.08    $     0.09    $     0.23    $     0.41
Weighted average shares, basic           5,900,000     5,800,000     5,867,033     5,800,000
Weighted average shares, Dilutive        6,066,667     5,800,000     5,978,144     5,800,000
Other Data:
Retail new vehicles sold                     1,865         1,393         5,196         4,115
Retail used vehicles sold                    1,331           955         3,718         3,175

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion of "The Company - Pro Forma Information" should be read in conjunction with footnote 6, "Business Combinations". The discussion on "Hometown Auto Retailers, Inc.-Historical Information" should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in the Company's Form 10Q for the three months and nine months ended September 30, 1999.

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

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      The total revenue by category for Hometown for the quarters and nine months ended September 30, 1999 and September 30, 1998 (Pro forma), are as follows:


                              For the three months ended          For the nine months ended
                                     September 30,                      September 30,
                                  1999            1998              1999            1998
                                              (Pro forma)                        (Pro forma)
                               -----------    -----------        ----------      -----------
                                    (in thousands)                     (in thousands)
New vehicle                   $    48,184      $  35,773         $  129,485       $ 107,589
Used vehicle - retail              18,998         12,868             52,374          43,236
Used vehicle - wholesale            4,830          3,999             11,760          14,340
Parts and service                   6,267          4,986             17,301          16,269
F&I and other                       1,875          1,445              5,024           4,513
                              -----------      ---------         ----------       ---------
Total Revenue                 $    80,154      $  59,071         $  215,944       $ 185,947
                              ===========      =========         ==========       =========


      The units sold by category for Hometown for the quarters and nine months ended September 30, 1999 and September 30, 1998 (Pro forma), are as follows:


                               For the three months ended          For the nine months ended
                                      September 30,                      September 30,
                                   1999            1998              1999            1998
                                               (Pro forma)                        (Pro forma)
                               -----------     -----------        ----------      -----------
New vehicle                          1,865          1,393              5,196           4,115
Used vehicle - retail                1,331            955              3,718           3,175
Used vehicle - wholesale             1,058            946              2,525           3,081
                               -----------      ---------         ----------       ---------
Total units sold                     4,254          3,294             11,439          10,371
                               ===========      =========         ==========       =========

      The new vehicle revenue by manufacturer for Hometown for the quarters and nine months ended September 30, 1999 and September 30, 1998 (Pro forma), are as follows:


                               For the three months ended          For the nine months ended
                                      September 30,                      September 30,
                                   1999            1998              1999            1998
                                               (Pro forma)                        (Pro forma)
                               -----------     -----------        ----------      -----------
                                     (in thousands)                     (in thousands)
Ford Motor                     $    27,032      $  22,954         $   74,348       $  67,950
Toyota Motor                        14,776          6,990             35,226          18,246
Chrysler                             3,956          4,290             13,888          14,703
GM                                   2,018          1,058              4,927           5,519
All Other                              402            481              1,096           1,171
                               -----------      ---------         ----------       ---------
Total Revenue                    $  48,184      $  35,773         $ 129,485        $ 107,589
                               ===========      =========         ==========       =========

      The new vehicle units sold by manufacturer for Hometown for the quarters and nine months ended September 30, 1999 and September 30, 1998 (Pro forma), are as follows:


                               For the three months ended          For the nine months ended
                                      September 30,                      September 30,
                                   1999            1998              1999            1998
                                               (Pro forma)                        (Pro forma)
                               -----------     -----------        ----------      -----------
Ford Motor                             908            838              2,751           2,374
Toyota Motor                           688            301              1,612             786
Chrysler                               159            189                565             649
GM                                      87             41                207             247
All Other                               23             24                 61              59
                               -----------      ---------         ----------       ---------
Total units sold                     1,865          1,393              5,196           4,115
                               ===========      =========         ==========       =========

      The gross profit by category for Hometown for the quarters and nine months ended September 30, 1999 and September 30, 1998 (Pro forma), are as follows:

                               For the three months ended          For the nine months ended
                                      September 30,                      September 30,
                                   1999            1998              1999            1998
                                               (Pro forma)                        (Pro forma)
                               -----------     -----------        ----------      -----------
                                     (in thousands)                     (in thousands)
New vehicle                    $     2,808      $   2,278         $    7,441       $   6,619
Used vehicle - retail                1,879          1,511              5,523           5,142
Used vehicle - wholesale                21            (5)                 75              81
Parts and service                    3,591          2,580              9,941           7,877
F&I and other                        1,875          1,445              5,024           4,513
                               -----------      ---------         ----------       ---------
Total Gross Profit             $    10,174      $   7,809         $   28,004       $  24,232
                               ===========      =========         ==========       =========

      The gross profit percent of revenue by category for Hometown for the quarters and nine months ended September 30, 1999 and September 30, 1998 (Pro forma), are as follows:


                               For the three months ended          For the nine months ended
                                      September 30,                      September 30,
                                   1999            1998              1999            1998
                                               (Pro forma)                        (Pro forma)
                               -----------     -----------        ----------      -----------
New vehicle                           5.8%           6.4%               5.7%            6.2%
Used vehicle - retail                 9.9%          11.7%              10.5%           11.9%
Used vehicle - wholesale              0.4%         (0.1%)               0.6%            0.6%
Parts and service                    57.3%          41.7%              57.5%           48.4%
F&I and other                       100.0%         100.0%             100.0%          100.0%
Total Gross Profit percent           12.7%          13.2%              13.0%           13.0%


Three months ended September 30, 1999 compared with pro forma three months ended September 30, 1998.

      Revenue

      Total Revenue increased $21.1 million, or 35.7%, from $59.1 million for the three months ended September 30, 1998 to $80.2 million for the three months ended September 30, 1999.

      Revenue of the dealerships acquired during the current year, Toyota of Newburgh (acquired April 1) and Morristown Lincoln/Mercury (acquired January 1) totaled $17.8 million. "Same store" revenue from the other dealerships increased $3.3 million, or 5.6%.

      Same store revenue from the sale of new vehicles increased $1.9 million, or 5.3% from $35.8 million for the three months ended September 30, 1998 to $37.7 million for the three months ended September 30, 1999. An increase in sales of 88 units adding about $2.2 million to revenues was partially offset by a $238 decrease in per unit revenues. Same store revenue for Lincoln/Mercury cars, the largest selling brand in the Company, increased by $759 thousand. However, per unit revenues for Lincoln/Mercury decreased $944 reflecting changes in pricing and a change in mix to lower priced models. This change was principally caused by reductions in the sales of Lincoln Town Cars to livery operators related to the introduction of model changes in the 1998 model year. Livery operators typically replace their fleets in the year of a model change, which causes a reduction of sales in the succeeding year.

      Revenue from the sale of used vehicles at retail increased $ 6.1 million, or 47.6%, from $12.9 million for the three months ended September 30, 1998, to $19.0 million for the three months ended September 30, 1999. The principal reasons for the increase included acquisition related increases of $4.0 million coupled with an increase in same store revenues of $2.1 million or 16.4%. An increase in same store unit sales of used vehicles at retail of 89 vehicles was augmented by an increase in average revenue per vehicle of $867. Same store unit sales of used vehicles at wholesale declined 199 units or 21.0% reflecting full implementation of an inventory management strategy whereby used cars are transferred between dealerships to be sold at retail rather than being sold at wholesale which can result in lower gross profit.

      Parts and service sales revenue increased $1.3 million, or 25.7%, from $5.0 million for the third quarter of 1998 to $6.3 million for the same period in 1999. Increases due to acquisitions of new dealerships were partially offset by the intentional reductions in low margin activities, including closing two body shops.

      Finance, insurance, extended service and other dealership revenues increased $430 thousand, or 29.6% from $1.4 million for the three months ended September 30, 1998 to $1.9 million for the three months ended September 30, 1999. This increase is primarily due to the aforementioned acquisitions.

      Gross Profit

      Total gross profit increased $2.4 million, or 30.3%, from $7.8 million for the three months ended September 30, 1998, to $10.2 million for the three months ended September 30, 1999. The primary reason for this increase was the effect of the aforementioned acquisitions, which added $2.0 million in gross profit for the quarter.

      Same store gross profit increased $371 thousand, or 4.8%, from $7.8 million for the three months ended September 30, 1998, to $8.2 million for the three months ended September 30, 1999. Gross profit on parts and service sales was the largest single component of that increase. Such profits increased $292 thousand, or 11.3%, to $2.9 million. The increase in profitability in parts and service sales is attributable to improved pricing, increased cost controls at the dealerships, and a reduction in lower margin activities.

      The increase in same store new vehicle sales of 88 units was more than offset by a reduction in the average gross profit per new vehicle of $162, or 9.9%. That per vehicle reduction resulted from changes in pricing and mix. Reductions in livery sales have resulted in a shift in sales mix toward lower priced models, which carry lower gross profit. For used vehicles sold at retail, an 89 unit increase in same store sales was largely offset by a reduction of $89 in the average gross profit per vehicle.

      Amortization of Goodwill

      Goodwill amortization for the quarter ended September 30, 1999 totaled $150 thousand compared to $102 thousand for the quarter ended September 30, 1998, reflecting the acquisitions referred to above.

      Selling, General and Administrative Expenses

      On a pro forma basis, after adjustment, selling, general and administrative expenses increased $2.0 million, or 30.2%, from $6.6 million for the three months ended September 30, 1998, to $8.6 million for the three months ended September 30, 1999. $1.6 million of the increase is due to the above-mentioned acquisitions and the remainder includes the addition of corporate overhead expenses related to operation as a public company, increased depreciation related to real estate acquisitions, and increased advertising and promotion. The Company has not yet fully realized the economies of scale relating to the standardization and centralization of administrative functions. Additionally, the company is investing in a newly created e-commerce subsidiary within the retail auto sales industry. Selling, general, and administrative expenses for the third quarter of 1999 include $139 thousand relating to this venture.

      Net Interest Expense

      After pro forma adjustments were reflected for the quarter ended September 30, 1998 interest expense increased $427 thousand from $147 thousand for the quarter ended September 30, 1998 to $574 thousand for the quarter ended September 30, 1999. This increase was the result of increased floor plan liabilities in support of higher inventory levels and increased long term debt related to the purchase of the business of Toyota of Newburgh and the purchase of the real estate at Baystate Lincoln / Mercury.

      Other Income

      Other income was insignificant in both quarters presented.

      Pre-Tax Income

      Income before taxes decreased $76 thousand, or 7.9%, from $959 thousand for the three months ended September 30, 1998, to $883 thousand for the three months ended September 30, 1999. This decrease resulted from the increases in selling, general , and administrative expense and interest expense of $2.0 million and $0.4 million, respectively, which were offset by the $2.4 million increase in gross profit.

      Provision (benefit) for income tax

      The effective income tax rate was 46% in the three months ended September 30, 1998 and 43% in the three months ended September 30, 1999. The change in the rate was the result of the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

      Net Income

      Net income decreased $8 thousand, or 1.6%, from $515 thousand for the quarter ended September 30, 1998, to $507 thousand for the quarter ended September 30, 1999. Gross profit increased by $2.4 million. That increase was offset by increases in selling, general, and administrative expenses ($2.0 million) and interest expense ($0.4 million), both primarily attributable to the acquisitions of new dealerships. Additionally, selling, general, and administrative expenses include startup and development expenses of $139 thousand relating to the new e-commerce subsidiary, CarDay.com. If the CarDay.com subsidiary had not incurred these expenses in the third quarter the Company's net income would have been $587 thousand, or $0.10 per share.

      Earnings Per Share, Basic and Diluted

      See Note 6 to the Consolidated Financial Statements for a description of potentially dilutive securities in 1999. Exclusive of the expenses relating to the new e-commerce subsidiary, CarDay.com, net income for the three months ended September 30, 1999, was $0.10 per share, basic and diluted.

Nine months ended September 30, 1999 compared with pro forma nine months ended September 30, 1998

      Revenue

      Total revenue increased $30.0 million, or 16.1% from $185.9 million for the nine months ended September 30, 1998 to $215.9 million for the nine months ended September 30, 1999.

      An increase of $37.8 million related to the acquisitions of Toyota of Newburgh on April 1, 1999 and Morristown Lincoln/Mercury on January 1, 1999 was offset by reductions in "same store" revenues for the other dealerships of $7.8 million or 4.2%.

      Same store revenue from the sale of new vehicles decreased $406 thousand, or 0.4% from $107.6 million for the nine months ended September 30, 1998 to $107.2 million for the nine months ended September 30, 1999. Increased sales volume of 62 units was offset by a reduction in average revenue per vehicle of $485. Same store revenue per unit of Lincoln/Mercury cars (which is the highest selling brand in the Company) decreased $1,997 reflecting changes in pricing and a change in mix to lower priced models. This change was principally caused by reductions in the sales of Lincoln Town Cars to livery operators related to the introduction of model changes in the 1998 model year. Livery operators typically replace their fleets in the year of a model change and therefore sales tend to be reduced in the succeeding year.

      Revenue from the sale of used vehicles at retail increased $9.2 million, or 21.1%, from $43.2 million for the nine months ended September 30, 1998, to $52.4 million for the nine months ended September 30, 1999. The principal reasons for the increase included acquisition related increases of $8.9 million. Additionally, there was an increase in same store revenues of $240 thousand or 0.6%. A decline in same store unit sales of used vehicles at retail of 95 vehicles was offset by an increase in average revenue per vehicle of $498. Used car revenues were impacted by the soft market in the northeast caused by reductions of new car pricing by manufacturers which strengthened demand for lower margin new cars and reduced sales of higher margin used cars. Same store unit sales of used vehicles at wholesale declined 1,082 units or 35.1% reflecting the implementation of an inventory management strategy whereby used cars are transferred between dealerships rather than being sold at wholesale which can result in lower gross profit.

      Parts and service sales revenue increased $1.0 million, or 6.3% from $16.3 million for the nine months ended September 30, 1998, to $17.3 million for the nine months ended September 30, 1999. Increases due to acquisitions have been partially offset by the elimination of two low margin body shops, reductions in livery related sales, and reduced sales of Jeep vehicles.

      Finance, insurance, extended service and other dealership revenues increased $510 thousand, or 11.3% from $4.5 million for the nine months ended September 30, 1998 to $5.0 million for the nine months ended September 30, 1999. This increase is primarily due to acquisitions of dealerships.

      Gross Profit

      Total gross profit increased $3.8 million, or 15.6%, from $24.2 million for the nine months ended September 30, 1998, to $28.0 million for the nine months ended September 30, 1999. The primary reason for this increase was the effect of the aforementioned acquisitions. Same store gross profit decreased $976 thousand, or 4.0%, from $24.2 million for the nine months ended September 30, 1998, to $23.3 million for the nine months ended September 30, 1999.

      Gross profit on sales of new vehicles increased $822 thousand, or 12.4%, to $7.4 million for the first three quarters of 1999. On a same store basis such profits declined $503 thousand, or 7.6%, from $6.6 million for the first three quarters of 1998 compared to $6.1 million for the same period in the current year. This decrease is primarily due to a decrease in the average gross profit per new vehicle of $145 as a result of changes in pricing and mix.

      Gross profit on the sale of used vehicles at retail increased $381 thousand, or 7.4%. Same store gross profit on used retail sales decreased $720 thousand, or 14.0%, from $5.1 million for the nine months ended September 30, 1998, to $4.4 million for the nine months ended September 30, 1999. The decline in same store sales was due to the decrease of 95 units in the sales of used vehicles along with a decrease of $183 in average gross profit per unit.

      Parts and service gross profit increased $2.0 million, or 26.2%, from $7.9 million for the nine months ended September 30, 1998, to $9.9 million for the nine months ended September 30, 1999. Same store gross profit on parts and service increased $471 thousand to $8.3 million for the three quarters ended September 30, 1999. The increase in same store profitability in parts and service sales is attributable to improved pricing, increased cost controls at the dealerships, and a reduction in lower margin activities.

      Amortization of Goodwill

      Goodwill amortization increased to $436,000 for the nine months ended September 30, 1999 from $363,000 for the nine months ended September 30, 1998, reflecting the acquisitions referred to above.

      Selling, General and Administrative Expenses

      On a pro forma basis, after adjustment, selling, general and administrative expenses increased $4.6 million, or 24.4%, from $19.2 million for the nine months ended September 30, 1998, to $23.8 million for the nine months ended September 30, 1999. $3.7 million of the increase is due to the above mentioned acquisitions and the remainder includes the addition of corporate overhead expenses related to operation as a public company, increased depreciation related to real estate purchases and increased advertising and promotion. The Company has not yet fully realized the economies of scale relating to the standardization and centralization of administrative functions. Additionally, the company is investing in a newly created e-commerce subsidiary within the retail auto sales industry. Selling, general, and administrative expenses for the third quarter of 1999 include $139 thousand relating to this venture.

      Net Interest Expense

      After pro forma adjustments were reflected for the nine months ended September 30, 1998 interest expense increased $705 thousand or 109%, from $644 thousand for the nine months ended September 30, 1998 to $1.3 million for the nine months ended September 30, 1999. This increase was the result, in the most recent quarter, of increased floor plan liabilities in support of higher inventory levels and increased long term debt related to the purchase of the business of Toyota of Newburgh and the purchase of the real estate at Baystate Lincoln / Mercury.

      Other Income

      Other income was insignificant in both periods presented.

      Pre-Tax Income

      Income before taxes decreased $1.8 million, or 42.5%, from $4.1 million for the nine months ended September 30, 1998, to $2.3 million for the nine months ended September 30, 1999. The decrease was primarily due to increased selling, general and administrative expenses of $4.6 million, increased amortization of goodwill of approximately $0.1 million, increased interest expense of $0.7 million offset by increased gross profit of $3.8 million. Pre-tax income as a percent of total revenue is 2.2% for the nine months ended September 30, 1998, and 1.1% for the nine months ended September 30, 1999.

      Provision for income tax

      The effective income tax rate was 41.5% in the nine months ended September 30, 1998 and 42.5% in the nine months ended September 30, 1999. The change in the rate was the result of the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

      Net Income

      Net income decreased $1.03 million, or 43.4%, from $2.4 million for the nine months ended September 30, 1998, to $1.3 million for the nine months ended September 30, 1999. The decrease was primarily due to increased selling, general and administrative expenses of $4.6 million, increased amortization of goodwill of approximately $0.1 million, increased interest expense of $0.7 million offset by increased gross profit of $3.8 million and a decrease in the Provision for Income Taxes of $0.7 million. The expenses related to the CarDay.com subsidiary had an after tax impact on net income totaling $80 thousand.

      Earnings Per Share, Basic and Diluted

      See Note 6 to the Consolidated Financial Statements for a description of potentially dilutive securities in 1999. Exclusive of the expenses relating to the new e-commerce subsidiary, net income for the nine months ended September 30, 1999, was $0.24 per share, basic and diluted.

      Acquisitions

      During 1998, the Company acquired a total of four dealerships located in Connecticut, Massachusetts, and Vermont for an aggregate price of $7.2 million in cash plus the assumption of floor plan liabilities of $5.2 million.

      Acquisitions in the current nine months are as follows:

      In January 1999, the Company acquired all of the Common Stock of Morristown Auto Sales, Inc., a Lincoln/Mercury dealer in New Jersey for approximately $.5 million in cash. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $.4 million which will be amortized over 40 years.

      In April 1999, the Company acquired its first dealership in New York, Newburgh Toyota, for a purchase price of approximately $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan liabilities for the fully capitalized operation. The Company has guaranteed that the stock issued in connection with this transaction will have a value of $1,000,000 at the end of a two-year period. Additional shares of the Company's Common stock will be issuable if there is a shortfall. This dealership is expected to add approximately $50.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $2.0 million, which will be amortized over 40 years.

      Subsequent to September 30, 1999, the company acquired a Mazda franchise in the Framingham, Massachusetts area. The purchase price of $700 thousand in cash included signage, new car inventory, and parts inventory. The new franchise will be tucked into the company's existing Bay State dealership. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $.4 million, which will be amortized over 40 years.

             Hometown Auto Retailers, Inc. - Historical Information

      The following discussion and analysis are based on the historical financial statements of Hometown Auto Retailers, Inc. ("Hometown"), since July 1998, and E.R.R. Enterprises, Inc. ("Shaker") collectively referred to as Hometown. Shaker was one of the three Core Operating Companies of Hometown and was deemed to be the accounting acquirer.

Overview

      Shaker is a holding company that operates one of the largest dealer groups in Connecticut, consisting of Shaker Lincoln Mercury in Watertown, Connecticut; Family Ford, Inc. and Shaker Chrysler/Plymouth Jeep/Eagle in Waterbury, Connecticut. It also operates Lincoln Mercury Auto Care, a factory authorized free-standing neighborhood automobile maintenance and repair center in Naugatuck, Connecticut. Shaker is a franchised dealer for Lincoln, Mercury, Ford, Chrysler, Plymouth and Jeep cars and trucks.

      Shaker was originally founded as Shaker Auto Service, an automobile repair shop, in Waterbury, Connecticut in 1930. After World War II, Shaker became an automobile dealer, ultimately being awarded the Jeep, Lincoln Mercury and Ford franchises. Prior to the Hometown business combination, Shaker was owned and operated by a third generation of the Shaker family.

      Shaker has diverse sources of automotive revenues, including: new car sales, new light truck sales, used car sales, used light truck sales, used cars purchased from the manufacturers, parts sales, service sales, including sales from Lincoln Mercury Autocare, finance fees, insurance commissions, extended service contract sales, documentary fees and after-market product sales. Sales revenues include sales to retail customers, other dealers and wholesalers. Other dealership revenue includes revenue from the sale of financing, insurance and extended service contracts, all net of a provision for anticipated chargebacks, and related documentary fees charged to customers.

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

      The following analyses present the historical operating results of the actual legal entities and are not on a pro forma basis. The activities of Shaker dealerships are included for the entire period for both the three-month and year to date analyses. Several dealerships (the balance of the Core Operating Companies and the Acquisitions) were acquired during the third quarter of 1998. Therefore, the 1999 results include the activities of those dealerships for the entire period, while the 1998 results only include such activity for the period from the time they were acquired. Muller Toyota, Good Day Chevrolet, Westwood Lincoln/Mercury, and Brattleboro Chrysler/Plymouth are included in operating results beginning in August 1998. Baystate Lincoln/Mercury is included in operating results beginning in September 1998. Two other dealerships, Morristown Auto Sales, Inc. and Newburgh Toyota were acquired in 1999. Morristown in included in 1999 activity beginning January 1, while Newburgh is included beginning in April.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      Revenues

      Revenues increased by $40.1 million, or 99.7%, from $40.1 million for the three months ended September 30, 1998, to $80.2 million for the same period of the current year. Of that increase, the dealerships acquired in 1998 accounted for $18.6 million, while 1999 acquisitions accounted for $17.8 million. The Shaker dealerships recorded an increase in revenues of $3.7 million, mostly attributable to an increase in sales at the Family Ford and Jeep dealerships.

      New vehicle sales increased by $23.2 million, or 92.7%, from $25.0 million for the three months ended September 30, 1998, to $48.2 million for the three months ended September 30, 1999. The 1999 and 1998 acquisitions added $10.5 million and $11.2 million, respectively. The remaining $1.5 million was the result of an increase of 36 units sold at the Shaker dealerships combined with an increase of $1,807 in the average revenue received.

      Used vehicle sales (combined retail and wholesale) increased by $13.1 million, or 122%, from $10.7 million for the three months ended September 30, 1998, to $23.8 million for the three months ended September 30, 1998. That increase consisted of a $5.4 million increase due to 1998 acquisitions, a $5.7 million increase due to 1999 acquisitions, and a $2.0 million increase at the Shaker dealerships. The Shaker dealerships sold 133 more used vehicles with an increase of $1,215 in the average revenue received.

      Parts and service revenue increased by $2.9 million, or 85.0%, from $3.4 million for the three months ended September 30, 1998, to $6.3 million for the three months ended September 30, 1999. Acquisitions completed in 1998 and 1999 accounted for $1.3 million and $1.5 million of that increase, respectively. Parts and service revenue at the Shaker dealerships was essentially flat.

      Other dealership revenues increased by $861 thousand, or 84.9%, from $1.0 million for the three months ended September 30, 1998, to $1.9 million for the three months ended September 30, 1999. That increase is attributable to 1998 acquisitions ($432 thousand), 1999 acquisitions ($326 thousand), and increases at the Shaker dealerships ($103 thousand).

      Gross Profit

      Gross profit increased $4.8 million or 89.8%, from $5.4 million for the three months ended September 30, 1998, to $10.2 million for the same period in the current year. 1998 acquisitions accounted for $2.4 million of that increase. 1999 acquisitions accounted for $2.0 million. Gross profit at the Shaker dealerships increased by $377 thousand. The $4.8 million increase in gross profit occurred in new vehicles sales ($1.2 million), used vehicle sales ($1.0 million), parts and service sales ($1.8 million), and other dealership revenues ($861 thousand).

      Amortization of Goodwill

      Goodwill amortization amounted to $150,000 in both the quarter ended September 30, 1998 and the quarter ended September 30, 1999.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased by $3.8 million, or 81.1%, from $4.7 million for the three months ended September 30, 1998, to $8.6 million, for the three months ended September 30, 1999. The increase was predominately the result of the acquisitions.

      Interest Expenses, Net

      Net interest expense increased by $475 thousand from $99 thousand, for the three months ended September 30, 1998, to $574 thousand, for the three months ended September 30, 1999. The increase was due to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the acquisitions, increased floor plan interest related to higher seasonal inventories and interest on the debt incurred for the acquisition of Toyota of Newburgh and real estate at Baystate Lincoln/Mercury.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Revenues

      Revenues increased by $147.2 million, or 214%, from $68.7 million for the nine months ended September 30, 1998, to $215.9 million for the nine months ended September 30, 1999. Dealerships acquired in 1998 accounted for $98.3 million of that increase. The 1999 acquisitions accounted for $37.8 million of that increase. The Shaker dealerships accounted for the remaining increase of $11.1 million.

      New vehicle sales increased by $91.0 million, or 237%, from $38.5 million for the nine months ended September 30, 1998, to $129.5 million for the nine months ended September 30, 1999. Of that increase, $71.1 million relates to the 1998 acquisitions, $13.0 million relates to the 1999 acquisitions, and $6.3 million relates to the Shaker dealerships.

      Used vehicle sales increased by $42.4 million, or 196%, from $21.7 million for the nine months ended September 30, 1998, to $64.1 million for the nine months ended September 30, 1998. That increase consisted of a $26.0 million due to the 1998 acquisitions, $12.1 million due to the 1999 acquisitions, and $4.3 million due to activity at the Shaker dealerships.

      Parts and service revenue increased by $10.7 million, or 161%, from $6.6 million for the nine months ended September 30, 1998, to $17.3 million for the same period in the current year. The 1998 acquisitions accounted for $8.7 million of that increase. The 1999 acquisitions accounted for $2.8 million of that increase. The Shaker dealerships accounted for the remaining increase of $197 thousand.

      Other dealership revenues increased by $3.1 million, or 160%, from $1.9 million for the nine months ended September 30, 1998, to $5.0 million for the nine months ended September 30, 1999. Of that increase, $2.2 million relates to the 1998 acquisitions, $704 thousand relates to the 1999 acquisitions, and $236 thousand relates to the Shaker dealerships.

      Gross Profit

      Gross profit increased $18.3 million or 189%, from $9.7 million for the nine months ended September 30, 1998, to $28.0 million for the nine months ended September 30, 1999. Gross profit for the dealerships acquired in 1998 was $12.5 million, and was divided between new cars ($3.4 million), used cars ($2.4 million), parts and service ($4.6 million), and other dealership revenues ($2.1 thousand). For the 1999 acquisitions, the current year gross profit of $4.7 million can be attributed to new cars ($1.3 million), used cars ($1.1 million), parts and service ($1.6 million), and other dealership revenues ($704 thousand). Gross profit at the Shaker dealerships increased by $1.1 million. At Shaker, gross profit on new cars increased $309 thousand, on used cars increased $59 thousand, on parts and service increased $463 thousand and on other dealership revenues increased $236 thousand.

      Amortization of Goodwill

      Goodwill amortization amounted to $436 thousand in the nine months ended September 30, 1999 compared to $150 thousand in the same period of 1998.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased by $13.2 million, or 124%, from $10.6 million for the nine months ended September 30, 1998, to $23.8 million, for the nine months ended September 30, 1999. The increase was predominately the result of the acquisitions and the additional of corporate overhead.

      Interest Expenses, Net

      Net interest expense increased by $1.15 million, or 578%, from $199 thousand, for the nine months ended September 30, 1998, to $1.35 million for the nine months ended September 30, 1999. The increase was due to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the acquisitions, increased floor plan interest related to higher seasonal inventories and interest on the debt incurred for the acquisition of Toyota of Newburgh and real estate at Baystate Lincoln/Mercury.

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

Liquidity and Capital Resources

      The principal sources of liquidity include cash on hand, cash from operations, floor plan financing, and additional debt and stock. The Company is seeking and expects to secure from investment partners in CarDay.com permanent capital in connection with the establishment of its e-commerce subsidiary. The proceeds of any such financing will be utilized to repay existing short term financing and to fund the subsidiary's initial growth.

      Cash and Cash Equivalents

      Total cash and cash equivalents at September 30, 1999 and December 31, 1998, were $0.8 million and $5.5 million, respectively for a decrease of $4.7 million in cash and cash equivalents. Operating activities used $1.4 million in cash as discussed below, $8.5 million in cash flow from investing activities was used primarily to acquire two dealerships in Morristown, New Jersey; and Newburgh, New York and real estate at Baystate Lincoln / Mercury and Toyota of Newburgh. Financing activities resulted in net cash flow of $5.2 million (effective with the closing of the GE Capital Corporation refinancing, excess cash of $2.5 million was used to reduce the floor plan liability).

      Cash Flows from Operations

      The Company's Statement of Cash Flows in the Consolidated Financial Statements reflects net cash out flows from operations for the nine months ended September 30, 1999, totaling $1.4 million, primarily attributable to an increase of $2.2 million in receivables, $3.6 million in inventories and $2.0 million in other current assets.

      Generally, sales of new and used automobiles result in receivables from finance companies that are typically collected seven to ten days after the sale is recorded. Sales occur at higher levels in September than in December, due to seasonal factors and the introduction of vehicles for the new model year. Therefore, contracts in transit as of September 30, 1999 was $1.8 million higher than at December 31, 1998

      Periodic increases in inventory levels are common in the industry as dealerships stock up for seasonal fluctuations in consumer demand. Inventory levels at December 31st are generally at the lowest point in the year. Inventory levels, adjusted for subsequent acquisitions, at September 30, 1999 and December 31, 1998, were $41.4 million and $37.4 million, respectively. Inventory levels through the end of the year should continue to decline.

      Increases in other current assets, primarily a $1.2 million deposit into an escrow account, will be reduced over the next six months as construction begins on renovations of the company's Bay State facility to accommodate the Mazda franchise purchased in November 1999.

      Floor Plan Financing

      On January 6, 1999, the Company completed the refinancing of its floor plan lines of credit into one floor plan line of credit with GE Capital Corporation. The new floor plan line of credit carries an interest rate of LIBOR plus 160 basis points (as of September 30, 1999 the interest rate was 6.975%).

      As of September 30, 1999, the Company had unused capacity on its floor plan financing facility of $1.1 million, given its collateral level at that date. The collateral for this credit facility is primarily composed of new and used cars held for sale. Since the available credit is based upon the level of collateral, additional inventory purchases can be made in excess of the current unused capacity. While the credit facility has a stated maximum of $85 million, the effective borrowing limit is constrained by convenants pursuant to the lending agreement.

      The Company also has access to a $15 million acquisition credit facility. Use of that facility requires meeting specific conditions relating to the financial condition of the target company and to the actual stucture of the acquisition agreement.

Acquisitions

      During 1998, the Company acquired a total of four dealerships located in Connecticut, Massachusetts, and Vermont for an aggregate price of $7.2 million in cash plus the assumption of floor plan liabilities of $5.2 million.

      Acquisitions in the current nine months are as follows:

      In January 1999, the Company acquired all of the Common Stock of Morristown Auto Sales, Inc., a Lincoln/Mercury dealer in New Jersey for approximately $.5 million in cash. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $.6 million which will be amortized over 40 years.

      In April 1999, the Company acquired its first dealership in New York, Newburgh Toyota, for a purchase price of approximately $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan liabilities for the fully capitalized operation. The Company has guaranteed that the stock issued in connection with this transaction will have a value of $1,000,000 at the end of a two-year period. Additional shares of the Company's Common stock may be issuable if there is a shortfall. This dealership is expected to add approximately $50.0 million and $1.0 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 1999. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $2.0 million, which will be amortized over 40 years.

      Subsequent to September 30, 1999, the company acquired a Mazda franchise in the Framingham, Massachusetts area. The purchase price of $700 thousand in cash included signage, new car inventory, and parts inventory. The new franchise will be tucked into the company's existing Bay State dealership. The transaction has been accounted for as a purchase and the resulting goodwill was approximately $.4 million, which will be amortized over 40 years.

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

                          Hometown Auto Retailers, Inc.

November 15, 1999                       By: /s/ Joseph Shaker
------------------------                    ------------------------------------
Date                                    Joseph Shaker, President and Chief
                                        Operating Officer


November 15, 1999                       By: /s/ John Rudy
------------------------                    ------------------------------------
Date                                    John Rudy, Chief Financial and
                                        Accounting Officer