Form 10-K
period 1999-12-31
HOMETOWN AUTO RETAILERS INC
filed 2000-04-14
CIK 1061117

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

                   For the fiscal year ended December 31, 1999

                                       OR

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

                              774 Straits Turnpike
                               Watertown, CT 06795
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (860) 945-6900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                 Class A Common Stock, par value $.001 per share
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was approximately $16,187,000.

      The number of shares outstanding of the registrant's Class A and Class B Common Stock, $.001 par value, as of March 24, 2000 was 5,967,016 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          HOMETOWN AUTO RETAILERS, INC.

                             Form 10-K Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.  Business.......................................................   1
   Item 2.  Properties.....................................................  22
   Item 3.  Legal Proceedings..............................................  24
   Item 4.  Submission of Matters to a Vote of Security Holders............  24

PART II
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters.......................................................  25
   Item 6.  Selected Financial Data........................................  26
            Unaudited Financial Data.......................................  27
   Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  29
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  45
   Item 8.  Financial Statements and Supplementary Data....................  45
   Item 9.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosures.....................................  45

PART III
   Item 10. Directors and Executive Officers of the Registrant.............  46
   Item 11. Executive Compensation.........................................  49
   Item 12. Security Ownership of Certain Beneficial Owners and Management.  52
   Item 13. Certain Relationships and Related Transactions.................  53

PART IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...................................................... F-1

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

                                     PART I

ITEM 1. BUSINESS

      Until the closing of its initial public offering on July 31, 1998. Hometown Auto Retailers, Inc. conducted no operations under its own name and all revenues were generated by its predecessor companies. On July 31, 1998, four corporations (the "Core Operating Companies") operating six dealerships, a collision repair center and a factory authorized free standing service center were acquired in Exchange for 3,760,000 shares of Class B Common Stock (the "Exchange") and three additional dealerships were acquired for cash. In 1999, the Company also acquired free standing Lincoln Mercury and Toyota dealerships and added both a Mazda and a Jeep dealership to existing locations. References herein to the "Company" or "Hometown" mean Hometown Auto Retailers, Inc., its predecessor companies and subsidiaries after giving effect to the foregoing transactions. Unless otherwise indicated, all share, per share and financial information set forth herein has been adjusted retroactively to give effect to
(i) a 12,000-for-1 stock split In [July] 1998 and, (ii) the issuance of 3,760,000 shares of Class B Common Stock in the Exchange.

General

      The Company sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 11 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. The Company's dealerships offer 13 American and Asian automotive brands, including Chevrolet, Chrysler, Dodge, Ford, Isuzu, Jeep, Lincoln, Mercury, Oldsmobile, Plymouth, Mazda, Daewoo, and Toyota. The Company also is active in two "niche" areas of the automotive market, the sale of Lincoln town cars and limousines to livery car and livery fleet operators and the maintenance and repair of cars and trucks at a Ford and Lincoln Mercury factory authorized free-standing service center. The Company believes that it is one of the five largest automotive dealers in New England. The Company's growth strategy is to participate in the recent consolidation trend in the automotive sales and service industry and, through strategic acquisitions, become the largest dealer group in New England and parts of the Mid-Atlantic region and to expand its two "niche" businesses.

      The Company believes that it has a significant market position as a seller of Lincoln town cars and limousines to livery car and livery fleet operators. The Company has achieved its market position in livery car sales through innovative sales, financing and maintenance programs creating a high level of repeat business under which livery car operators trade in their vehicles for new models every 18 to 24 months. The Company believes that it will be able to expand its livery sales business throughout the New England and Mid-Atlantic regions by adding additional sales locations and maintenance and repair facilities.

      The Company's "Lincoln Mercury Autocare" center located in Connecticut was the pilot facility for Ford's authorized free-standing neighborhood service center concept for the maintenance and light repair of cars and trucks. Free-standing neighborhood service centers are an innovative attempt by the automobile retail industry to recapture repair and maintenance business which has been lost in recent decades to chain and independent service businesses. These services centers are designed to enhance customer convenience by operating during extended hours, servicing vehicles without prior appointment and offering quick turnaround. The Company intends to establish additional neighborhood service centers in locations in which they develop a concentration of dealerships.

      The Company's goals are to become, through selected acquisitions, the leading consolidator and the largest dealer group in New England, to increase the number of its dealerships in New Jersey and other portions of the Mid-Atlantic region, to add additional sales locations and maintenance and repair facilities for its livery sales business and to establish additional factory authorized free-standing neighborhood service centers in parts of both New England and the Mid- Atlantic region with a concentration of Hometown dealerships. Its acquisition strategy will focus on small to mid-sized dealerships, having annual revenues of between $20 million and $60 million per location (some of which may be part of larger groups), which are located in urban fringe or suburban areas. By the nature of their customer base and "neighborhood" location, the Company believes that these small to mid-sized dealerships are more compatible with its core operating strategy than larger regional dealerships, as they are able to provide customers with convenient access for the higher margin products and services, such as used vehicle retail sales, light repair and maintenance services and sale of replacement parts.

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

      The Company believes that the following factors, coupled with its established organizational structure, will help it achieve its operating strategy:

      o Strong Regional Focus. The Company's eleven franchised dealerships are located in New Jersey, Connecticut, Massachusetts and Vermont. Its acquisition program is focused on acquiring additional dealerships in New England, New Jersey and contiguous portions of the mid-Atlantic region. The Company believes that proximity of its dealerships to one another will contribute to ease of management, more effective control of dealership operations, increased sales from coordinated marketing of new cars, used cars and livery vehicles and cost savings from coordinated auction purchasing, car transport and other activities.

      o Established Customer Base. The Company believes that its existing dealerships have good local reputations and have strong local name recognition. Through "owner-loyalty" and similar programs, the Company believes it has established a customer base that looks to its existing "hometown" dealership as its first choice in buying replacement vehicles.

      o Experienced Management. Hometown's management is comprised of second and third generation members of dealer families who have been leaders in the automotive retailing industry. The executive officers of the Company have over 130 years of combined experience in the automotive retailing industry and are members of families who have owned dealerships since 1947. They are recognized leaders in the automotive retailing industry and have served at various times in leadership positions in state and national industry organizations. The Company has also received numerous awards based on high customer satisfaction index ("CSI") ratings and other performance measures regularly compiled and monitored by the automobile Manufacturers. See "Management?Directors and Officers" for additional information as to the numerous Manufacturer awards and citations earned by Hometown's senior management and dealerships in recent years.

      o     Presence In Higher Profit Margin Businesses

            o Livery Sales and Service. The Company's Westwood subsidiary is a major seller of Lincoln Town Cars and limousines to livery car and livery fleet operators. The sale of livery vehicles also tends to generate significant maintenance and repair business since the primary concern of livery operators is keeping their cars in use and on the road for a maximum number of hours per day. A major impediment to further expansion of livery business has been a lack of suitable service facilities in areas too distant from Westwood's existing service location in Emerson, New Jersey to permit the return of livery cars to that location for servicing. As a first step in expansion of this livery business, the Company intends to put in place special financing, sales and prepaid service programs for livery vehicles, following the Westwood model, at the Shaker Group's Lincoln Mercury dealership and Bay State Lincoln Mercury and, in such connection, will modify the service facilities of these dealerships where necessary to make them more suitable for the servicing of limousines and livery cars.

            o Maintenance and Repair. The Company's Shaker subsidiary's "Lincoln Mercury Autocare" facility was the pilot for Ford's authorized free-standing neighborhood service centers for the maintenance and light repair of cars and trucks. Free-standing service centers are an innovative attempt by the automotive retail industry to recapture repair and maintenance business which has been lost in recent decades to chain and independent service businesses. The service center encourages customers to deal directly with service personnel and permits customers to watch the progress of work on their cars by entering the shop on railed walkways. The service center also operates during extended hours, provides comfortable customer waiting areas and quickly services vehicles without prior appointment.

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

      o Brand Diversity. Hometown's dealerships offer 13 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Isuzu, Jeep, Lincoln, Mercury, Oldsmobile, Plymouth, Mazda, Daewoo, and Toyota. The Company believes that brand diversity helps to insulate it from changes in consumer preferences, short supplies of particular automotive models and negative publicity concerning a particular Manufacturer or vehicle model.

      o Centralized Financing and Administrative Functions. The Company believes that it has been able to generate cost savings by centrally financing its new and used car inventories through the $100 Million credit line obtained through General Electric Capital Corp. in January 1999. Additional cost savings are believed possible through centralizing accounting, personnel, employee benefits and other functions.

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

Growth Strategy

      The Company's goals are to become, through selected acquisitions, the leading consolidator and the largest dealer group in New England, to increase the number of its dealerships in New York, New Jersey and other portions of the Mid-Atlantic region, to add additional sales locations and maintenance and repair facilities for its livery sales business and to establish new factory authorized free-standing neighborhood maintenance and repair centers in both New England and the Mid-Atlantic regions.

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

      The Company also believes that its livery sales business can be expanded throughout the New England and mid-Atlantic regions based on the innovative sales and marketing practices utilized by its Westwood subsidiary and its reputation among livery car operators. The major impediment to expansion of this business had been Westwood's lack of service facilities, which require extended body lifts, beyond its existing service location in Emerson, New Jersey. Shaker Lincoln Mercury already has installed such extended car body lifts and the Company plans to install additional lifts in certain of its other facilities so that they can service livery vehicles sold. The Company also intends to adopt Westwood's innovative sales and financing programs to implement sales of livery vehicles at other locations.

Dealership Operations

      The Company's established operating practices and procedures, including the management and pricing of inventories of new and used vehicles, are regularly reviewed and updated by the general managers and members of the Company's operating committee, consisting of its six senior executive officers, each of whom is, or has been, the chief operating officer of a franchised dealership. Each of the Company's dealerships will use a management structure, currently used by the Core Operating Companies, that promotes and rewards the achievement of benchmarks set by senior management and the Operations Committee. Each local general manager of a Hometown dealership is ultimately responsible for the operation, personnel and financial performance of that dealership. Each general manager is complemented with a management team consisting of a new vehicle sales manager, a used vehicle sales manager, service and parts managers and finance and insurance ("F&I") managers. The general manager and the other members of each dealership management team, as long-time members of their local communities, are typically best able to judge how to conduct day-to-day operations based on the team's experience in and familiarity with its local market. Certain members of the Company's senior management also serve as general managers of particular dealerships. A similar management structure will be implemented for each Acquisition, as well as subsequent acquisitions.

      Each dealership engages in a number of inter-related businesses: new vehicle sales; used vehicle sales; service and parts operations; and F&I.

      New Vehicle Sales. Hometown's dealerships represent 13 American and Asian brands of lower, mid and higher priced sport and family cars and light trucks, including sport utility vehicles. The Company believes that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one Manufacturer and reduces its exposure to supply problems and product cycles. The following table sets forth for 1998 and 1999, certain information relating to the brands of new vehicles sold at retail by the Company:

                         For the Year Ended December 31,
                                 1998 and 1999

                                1998                     1999
                                ----                     ----
BRANDS                         Number    Percentage     Number    Percentage

LINCOLN/MERCURY...........      2,369        44.5%       2,812        40.8%
TOYOTA....................      1,040        19.5%       2,188        31.8%
FORD......................        728        13.7%         767        11.1%
DODGE.....................        389         7.3%         325         4.7%
JEEP......................        283         5.3%         283         4.1%
CHEVROLET.................        222         4.2%         213         3.1%
OLDSMOBILE................         66         1.2%          65         1.0%
PLYMOUTH..................         63         1.2%          36         0.5%
CHRYSLER..................         88         1.6%          92         1.3%
ISUZU.....................         56         1.1%          57         0.8%
OTHER.....................         21         0.4%          54         0.8%

Total                           5,325       100.0%       6,892       100.0%
                                -----       ------       -----       ------

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

      The Company acquires substantially all of its new vehicle inventory from the Manufacturers. Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. The Company finances its inventory purchases through revolving credit arrangements known in the industry as "floorplan" financing

      Used Vehicle Sales. The Company sells used vehicles at each of its franchised dealerships. Sales of used vehicles have become an increasingly significant source of profit for dealerships. Consumer demand for used vehicles has increased as prices of new vehicles have risen and as more high quality used vehicles have become available. Furthermore, used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. The Company intends to emphasize used vehicle sales by maintaining a high quality inventory, providing competitive prices and extended service contracts for its used vehicles and continuing to promote used vehicle sales. The Company will also certify that its used cars meet specified testing and quality standards.

      The following table shows the growth of used vehicle sales by the Company from 1995 through 1999 and the pro forma combined used vehicle sales by the Company in those years:

                                                 Number of User and New Vehicles Sold
                                                 ------------------------------------
                                           1995        1996       1997       1998      1999
                                           ----        ----       ----       ----      ----
Total Hometown
Used Vehicles Retail..................     4,542       5,107      4,725      3,995     4,790
Used Vehicles Wholesale...............     3,573       3,867      4,154      3,794     3,319
New Vehicles..........................     4,843       5,450      5,431      5,150     6,892

      Total Sales.....................    12,958      14,424     14,310     12,939    15,001

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

      Parts and Service. The Company regards service and repair activities as an integral part of its overall approach to customer service, providing an opportunity to foster ongoing relationships with its customers and deepen customer loyalty. Hometown provides parts and service at each of its franchised dealerships for the vehicle brands sold by these dealerships. Maintenance and repair services are provided at 11 locations, one factory authorized neighborhood service center and one collision repair center, using approximately 110 service bays. Hometown provides both warranty and non-warranty service work.

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

      Finance, Insurance and Other Revenue. Hometown dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on F&I and offer advanced F&I training to their F&I managers. During 1999, Hometown arranged financing for approximately 33% of new cars and 44% of used cars sold at retail to its customers. Typically, the dealerships forward proposed financing contracts to finance companies owned and operated by the Manufacturers or to selected commercial banks or other financing parties. The dealerships receive a finance fee from the lender for arranging the financing and may be assessed a charge-back against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, including early repayment or default. However, under existing agreements no charge-backs are permitted after 90, or in some cases 120, days except for certain sales to livery car operations. In addition, Hometown has guaranteed certain automobile financing loans made by financial institutions to its livery customers for the purchase new and used limousines. At December 31, 1999 contingent liability on these guarantees to Ford Motor Credit Co. and two other financial institutions aggregated $8,242,515. The collectability of such loans to customers in the livery business can be adversely affected by a decline in economic conditions. The Company has established reserves for potential liability arising from such guarantees, which it believes are adequate but not excessive.

      At the time of a new vehicle sale, the Company offers extended service contracts to supplement the Manufacturer's warranty. Additionally, the Company sells primary service contracts for used vehicles, as well as service contracts of third party vendors.

Franchise Agreements

      Each Hometown dealership operates pursuant to a franchise agreement between the applicable Manufacturer and the dealership. The typical automotive franchise agreement specifies the locations at which the dealer has the right and the obligation to sell motor vehicles and related parts and products and to perform certain approved services in order to serve a specified market area. The designation of such areas and the allocation of new vehicles among dealerships are subject to the discretion of the Manufacturer which generally does not guarantee exclusivity within a specified territory. In addition, a franchise agreement may impose requirements on the dealer concerning such matters as showrooms, facilities and equipment for servicing vehicles, maintenance of inventories of vehicles and parts, maintenance of minimum net working capital and training of personnel. Compliance with each of these requirements is closely monitored by the Manufacturer. In addition, Manufacturers require each dealership to submit a financial statement of operations on a monthly and annual basis. The franchise agreement also grants the dealer the non-exclusive right to use and display the Manufacturer's trademarks, service marks and design in the form and manner approved by the Manufacturer.

      Each franchise agreement sets forth the name of the person approved by the Manufacturer to exercise full managerial authority over the dealership's operations and the names and ownership percentages of the approved owners of the dealership and contains provisions requiring the Manufacturer's prior approval of changes in management or transfers of ownership of the dealership. A number of Manufacturers prohibit the acquisition of a substantial ownership interest in the franchised dealer or transactions that may affect management control of the franchised dealer, in each case without the approval of the Manufacturer. In connection with approving the Exchange, the Manufacturers will require Hometown to execute new franchise agreements which may contain different provisions from the current agreements. For a description of these and other restrictions and other material terms imposed by the Manufacturers in the franchise agreements, see "Certain Factors that may Affect Growth and Profits ?Manufacturers' Control Over Dealerships" and "Certain Factors that may Affect Growth and Profits - Dependence on Acquisitions for Growth; Manufacturers' Restrictions on Acquisitions."

      Most franchise agreements expire within one to five years. The Company expects to renew any expiring agreements in the ordinary course of business. The typical franchise agreement provides for early termination or non-renewal by the Manufacturer under certain circumstance such as change of management or ownership without Manufacturer approval, insolvency or bankruptcy of the dealership, death or incapacity of the dealer manager, conviction of a dealer manager or owner of certain crimes, misrepresentation of certain information by the dealership or dealer manager or owner to the Manufacturer, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business or material breach of other provisions of the franchise agreement. The dealership is typically entitled to terminate the franchise agreement for any cause.

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

      In addition to competition for the sale of vehicles, the Company competes with publicly and privately owned dealership groups for the acquisition of other dealerships. The Company believes that it is currently the only dealer group with public ownership located in the Northeast. It currently faces only limited competition in this region from other purchasers of dealerships. Publicly owned dealerships with significantly greater capital resources have acquired a limited number of dealerships in the Company's current and targeted market areas including Republic Industries, Inc. and United Auto Group, Inc. which have, respectively, purchased a dealer group in southern New Jersey, eastern Massachusetts, and a limited number of dealerships in New Jersey and the Danbury, Connecticut and Nyack, New York areas. The Company expects increased future competition for dealerships in its markets.

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

      The Company's financing activities are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of certain licenses, assessment of criminal and civil fines and penalties and, in certain instances, may create a private cause of action for individuals. The Company believes that its dealerships substantially comply with all laws and regulations affecting their businesses and do not have any material liabilities under such laws and regulations, and that compliance with all such laws and regulations does not and will not, individually or in the aggregate, have a material adverse effect on the Company's capital expenditures, earnings, or competitive position.

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

      Environmental laws and regulations have become very complex, making it very difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. Like virtually any network of automobile dealerships and vehicle service facilities, the Company, from time to time, can be expected to experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of Hometown's dealerships have been subject to any material environmental liabilities in the past and the Company does not anticipate that any material environmental liabilities will be incurred in the future. Although the Company is in the process of establishing an environmental management program that is intended to reduce the risk of noncompliance with environmental laws and regulations, environmental laws and regulations and their interpretation and enforcement are changed frequently and the Company believes that the trend towards broader and stricter environmental legislation and regulations is likely to continue. Hence, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by the Company or that such expenditures would not be material. See "Certain Factors that may Affect Growth and Profits" ? Governmental Regulations and Environmental Matters."

Employees

      As of December 31, 1999, the Company employed 415 people, of whom approximately 98 were employed in managerial positions, 83 were employed in non-managerial sales positions, 169 were employed in non-managerial parts and service positions and 65 were employed in administrative support positions.

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

Dependence on Automobile Manufacturers

      The Company is significantly dependent upon its relationships with, and the success of, certain Manufacturers. For the year ended December 31, 1999, Ford Motor, Toyota Motor and Chrysler accounted for 51.9 %, 31.7%, and 10.7% of the new vehicle sales of the Company, respectively. The Company may become dependent on additional manufacturers in the future as a result of its acquisition strategy and changes in the Company's sales mix.

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

Failure to Meet Loan Agreement Covenants at Year End.

      Net income for 1999 was $0.8 million or $0.13 per diluted share versus $2.3 million or $0.39 per diluted share (Pro Forma) for 1998. Further, due to rail transportation delays, in-transit inventory levels increased and inventory reached $51.0 million by year-end. As a result of Hometown's earnings decline from plan and its excess inventory, Hometown failed to comply with four covenants in its loan agreement with General Electric Capital Corporation ("GE") as of December 31, 1999. The Company's consolidated EBIDTA at year end was $4,887,000 compared to the covenant of $8,810,000. The interest coverage and the debt service coverage of the borrowers, as defined in the loan agreement, was
1.61 to 1 and 1.41 to 1 compared to the covenants of 2.5 to 1 and 2.0 to 1, respectively. Additionally the current ratio of the specified borrowers, as defined in the loan agreement, was 1.05 to 1 compared to the covenant of 1.1 to
1. GE waived these events of default as of December 31, 1999. However, there can be no assurance that the Company will not be in violation of these or any other covenants in the loan agreement at March 31, 2000 or at any time thereafter. Further, there can be no assurance that GE will grant any waiver if an event of a default occurs in the future. Upon the occurrence of an event of default under its loan agreement with GE, not cured by the Company, it may be forced to pay the outstanding balance under its loan agreement, seek alternative sources of financing to the extent available, and/or substantially curtail operations.

Manufacturers' Control over Dealerships

      The dealerships operated by the Company sell cars and light trucks pursuant to franchise or dealership agreements with Ford Motor, GM, Toyota Motor, Chrysler, [Mazda] and American Isuzu. Through the terms and conditions of these agreements, such Manufacturers exert considerable influence over the operations of the Company's dealerships. Each of these agreements includes provisions for the termination or non-renewal of the manufacturer-dealer relationship for a variety of causes including any unapproved change of ownership or management and other material breaches of the franchise agreement.

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

      In the case of Ford Motor Company, the Company may not acquire more than two Ford and two Lincoln Mercury Dealerships during the first 12-month period after execution of the Dealer Sales and Service Agreement and thereafter may not acquire an additional dealership unless and until the Company's Ford and Lincoln Mercury dealerships, as the case may be, are meeting Ford's performance criteria. Additionally, the Company may not: (a) acquire an additional Ford or Lincoln Mercury dealership, as the case may be, if the Company would then own or control authorized Ford or Lincoln Mercury dealerships with total retail sales of new vehicles for the preceding calendar year of more than

2% of the total Ford or Lincoln Mercury, as the case may be, retail sales volume in the United States or more than 2% of the total Ford or Lincoln Mercury retail sales volume in any state; or (b) acquire an additional Ford or Lincoln Mercury dealership, as the case may be, if the Company would own or control more than one authorized dealership in those market areas (defined by Ford) having three or less Ford or Lincoln Mercury authorized dealerships in them or acquire more than 25% of the Ford or Lincoln Mercury authorized dealerships in a market area having four or more authorized Ford or Lincoln Mercury dealerships in them.

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

      Certain state laws, however, limit the ability of automobile manufacturers to reject proposed transfers of dealerships, notwithstanding the terms of any dealership agreement. See "Business ?Dealership Agreements." The loss of one or more of the Company's dealership agreements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on Key Personnel

The Company depends to a large extent upon the abilities and continued efforts of its senior executive officers including Salvatore A. Vergopia, Corey Shaker, William C. Muller, Jr., Edward A. Vergopia and James Christ. Further, the Company may be dependent on the senior management of the dealerships it acquires. If any of these persons becomes unavailable to continue in such capacity, or if the Company were unable to attract and retain other qualified employees, its business or prospects could be adversely affected.

Substantial Competition

      The automotive retailing industry is highly competitive with respect to price, service, location and assortment. The Company competes with automobile dealerships (including public franchised dealership consolidators), private market buyers and sellers of used vehicles, used vehicle dealerships, service center chains, independent service and repair shops and financing and insurance ("F&I") operations. In the sale of new vehicles, the Company competes with other franchised dealers. The Company does not have any cost advantage in purchasing new vehicles from the Manufacturers, and typically will rely on advertising, merchandising, sales expertise, service reputation and location of its dealerships to sell new vehicles. In recent years, the Company has also faced competition from non-traditional sources such as companies that sell automobiles on the Internet, automobile rental agencies, independent leasing companies, used-car "superstores" and price clubs associated with established consumer agencies such as the American Automobile Association, some of which use non-traditional sales techniques such as one-price shopping. In addition, Ford Motor has announced that it is exploring the possibility of going into business with some of its dealers to create automotive superstores in selected markets. In furtherance of this plan, Ford Motor announced in mid-1998, a proposed joint venture with Republic Industries under which Ford Motor would acquire a 51% interest and Republic Industries a 49% interest in a joint venture entity that will acquire one Lincoln Mercury and eight Ford dealerships in the Rochester, New York area to create a retail network. The dealerships would be operated by Republic Industries. Some of these recent market entrants may have greater financial, marketing and personnel resources and/or lower overhead or sales costs than the Company. In the parts and service area, the Company also competes with a number of regional or national chains which offer selected parts and services at prices that may be lower than the Company's prices. In addition, there can be no assurance that the Company's strategy will be more effective than the strategies of its competitors.

Goodwill

      The Company's balance sheet at December 31, 1999 includes an amount designated as "goodwill" that represents 25.2% of assets and 79.2% of stockholders' equity.

      Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Generally Accepted Accounting Principles requires that this and all other intangible assets be amortized over the period benefited. Management has determined that period to be no less than 40 years.

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

      Management has reviewed all of the factors and related future cash flows which it considered in arriving at the amount incurred to acquire each of the founding companies. Management concluded that the anticipated future cash flows associated with intangible assets recognized in the acquisitions will continue indefinitely, and there is no persuasive evidence that any material portion will dissipate over a period shorter than 40 years.

Mature Industry

      The United States automobile dealership industry generally is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. As a consequence, growth in the Company's revenues and earnings are likely to be significantly affected by the Company's success in acquiring and integrating dealerships and the pace and size of such acquisitions. See "Business?Growth Strategy."

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

Government Regulations and Environmental Matters

      The Company is subject to a wide range of federal, state and local laws and regulations which are administered by various federal, state and local regulatory agencies, such as local licensing requirements, consumer protection laws and environmental requirements governing, among other things, discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. The violation of these laws and regulations could result in civil and criminal penalties being levied against the Company or in a cease and desist order against operations that are not in compliance. Future acquisitions by the Company may also be subject to governmental regulation, including antitrust reviews. The Company believes that the Core Operating Companies substantially comply with all applicable laws and regulations relating to its business, but future laws and regulations may be more stringent and require the Company to incur significant additional costs. The failure to satisfy current or future regulatory requirements could have a material adverse effect on the operations and financial condition of the Company. See "Business ?Governmental Regulations" and "Business?Environmental Matters."

Concentration of Voting Power; Anti-Takeover Provisions

      The former stockholders of the Core Operating Companies and their donees own all of the Class B Common Stock, which entitles them to ten votes for each share held, while holders of Class A Common Stock, are entitled to one vote per share held. Consequently, such holders of the Class B Common Stock, who own 64.8% of the Company's outstanding Common Stock of all classes, will control 94.9% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control the policies and operations of the Company. In addition, the holders of the Class B Common Stock have entered into a stockholders' agreement obligating them, for a five-year period, to vote for Salvatore A. Vergopia, Joseph Shaker, William C. Muller Jr., Corey Shaker, Edward A. Vergopia and James Christ as members of the Company's Board of Directors. The executive officers and directors of the Company control 54.8% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control the policies and operations of the Company. Accordingly, absent a significant increase in the number of shares of Class A Common Stock outstanding or conversion of Class B Common Stock into Class A Common Stock, the holders of shares of Class B Common Stock will be entitled, for the foreseeable future, to elect all members of the Board of Directors and control all matters subject to stockholder approval.

      The Delaware General Corporation Law requires super-majority voting thresholds to approve certain "business combinations" between interested stockholders and the Company which may render more difficult or tend to discourage attempts to acquire the Company. In addition, the Company's Board of Directors has the authority to issue shares of preferred stock ("Preferred Stock"), of which 2,000,000 are currently authorized, in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of Preferred Stock is likely to be senior to all classes of Common Stock of the Company with respect to dividends, liquidation rights and, possibly, voting rights. The ability to issue Preferred Stock could also have the effect of discouraging unsolicited acquisition proposals, thus affecting the market price of the Common Stock and preventing stockholders from obtaining any premium which might otherwise be offered by a potential buyer. In addition, certain of the Company's dealer agreements will prohibit the acquisition of more than a specified percentage of the Common Stock without the consent of the relevant Manufacturers. See "Management?Executive Officers and Directors," "Principal Stockholders" and "Description of Capital Stock."

Possible Volatility of Price

      The market price of the Class A Common Stock could be subject to wide fluctuations in response to a number of factors, including quarterly variations of operating results, investor perceptions of the Company and automotive retailing industry and general economic and other conditions.

ITEM 2. PROPERTIES

      Set forth in the table below is certain information relating to the properties that the Company uses in its business.

Occupant/Trade         Location                 Use                     Lease/Own
--------------         --------                 ---                     ---------
Name
----

Shaker's        831 Straits Turnpike   New and used car sales;   Lease expires in 2013;
  Lincoln       Watertown, CT          service; F & I            $240,000 per year with CPI
  Mercury       06795                                            increases in 2004 and 2009

Lincoln         1189 New Haven Rd.     Service                   Owned by dealership
  Mercury       Naugatuck, CT
  Autocare      06770

Family Ford     1200 Wolcott Street    New and used car sales;   Lease expires in 2013;
                Waterbury, CT 06705    service; F & I            $240,000 per year with CPI
                                                                 increases in  2004 and 2009

Shaker's Jeep   1311 South Main St.    New and used car sales;   Lease expires in 2013;
  Eagle         Waterbury, CT          service; F & I            $72,000 per year with CPI
                06706                                            increases in 2004 and 2009

Westwood        55 Kinderkamack Rd.    New and used car sales;   Lease expires in 2013;
  Lincoln       Emerson, NJ            service; F & I; livery    $360,000 per year with CPI
  Mercury       07630                  sales                     increases in 2004 and 2009

Muller Toyota   Route 31 and Van       New and used car sales;   Lease expires in 2013;
                Sickles Rd.            service; F & I            $360,000 per year with CPI
                Clinton, NJ 08809                                increases in 2004 and 2009

Muller Toyota   Route 31 and Spruce    Used car sales            Lease expires in 2000; $60,000
                St. Glen Gardner,                                per year with increases up to
                NJ 08826                                         $72,000 per year

Muller          Route 173 and          New and used car sales;   Lease expires in 2013;
  Chevrolet,    Voorhees Rd.           service; F & I            $396,000 per year with CPI
  Oldsmobile,   Stewartsville, NJ                                increases in 2004 and 2009
  Isuzu         08865

Wellesley       965 Worcester Road   New and User car sales;     Lease expires 12/22/08 at
  Lincoln       Wellesley, MA        service; F&I                $216,000 per year, one five
  Mercury       02181                                            year renewal option at the
                                                                 same rent; and option to
                                                                 purchase at the end of term
                                                                 or end of extension term at
                                                                 the then fair market value.

Bay State       571 Worcester Road   New and used car sales;     Owned facility
  Lincoln       Framingham, MA       service; F & I Mercury
                01701

Brattleboro     Route 5, Putney Rd.  New and used car sales;     Lease expires in 2003 at
  Chrysler      N. Brattleboro, VT   service; F & I              $240,000 per year; one five
  Plymouth      05304                                            year renewal option at the
  Dodge Sales;                                                   same rent and option to
                                                                 purchase at fair market value
                                                                 of not less than $1.5 million.

Morristown      115 Spring St.       New and used car sales;     New lease expires in 2005 at
Auto Sales,     Morristown,          service; F&I                $180,000 per year; two five year
Inc.            NJ 07960                                         renewal options, one at $192,000
                                                                 per year, the next at $204,000 per
                                                                 year and a right of first refusal as
                                                                 to purchase.

Autos of        2934 Rte 9 W         New and used car sales;     Owned facility
Newburgh, Inc.  New Windsor,         service; F&I
d/b/a Toyota    NY 12553
of Newburgh

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

Shaker Group. The Company leases, for an initial annual base rental of $240,000, the premises occupied by its Lincoln Mercury dealership in Watertown, Connecticut from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Corey Shaker is President and a principal stockholder of the Company. Steven Shaker is [new regional title] and Vice President-Parts and Service and a principal stockholder of the Company. Joseph Shaker is a consultant to and a principal stockholder of the Company. Janet Shaker is a principal stockholder of the Company.

Muller Group. The Company leases, for an initial annual base rental of $360,000 and $396,000 respectively the premises occupied by its Toyota dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile/Isuzu dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is [new regional title] and Vice President-New Jersey operations and, prior to the Offering, was a 9.42% stockholder of Hometown.

Westwood. The Company leases, for an initial annual base rental of $360,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is Chairman of the Board and Chief Executive Officer of Hometown and, prior to the Offering, including shares owned by his wife, was a 17.63% stockholder of Hometown.

Floor Plan Line of Credit

      As at March 31, 2000, the Company had aggregate liability of $42,890,000 under its floor plan line of credit with General Electric Capital Corp.

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

                                               High                       Low
1998

Third Quarter (from July 31)                  $8.75                    $5.375

Fourth Quarter                               $5.875                    $3.625

1999

First Quarter                                 $5.25                     $4.00

Second Quarter                                $4.50                     $3.75

Third Quarter                                $3.875                     $3.50

Fourth Quarter                               $3.938                    $2.938

      (b) Holders

      As of March 24, 2000, the number of record holders of the Class A Common Stock of the Company was 81. The Company believes that there are more than 500 beneficial holders of the Common Stock.

      (c) Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

      The Company acquired the Core Operating Companies and the Acquisitions simultaneously with the closing of the Offering on July 31, 1998, which transactions have been accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. ("Shaker"), the parent of one of the Core Operating Companies, has been identified as the acquiror for financial statement presentation purposes. The following selected financial data as of December 31, 1999 and 1998 have been derived from the audited consolidated financial statements of the Company. The following selected historical financial data as of December 31, 1997, 1996, and 1995 have been derived from the audited financial statements of Shaker.

                                                                  For the Years Ended December 31,
                                               -----------------------------------------------------------------------
                                                  1999           1998           1997           1996           1995
                                               -----------    -----------    -----------    -----------    -----------
Statement of Operations Data:                               (in thousands, except share and per share data)

Revenues                                       $   285,493    $   121,516    $    59,496    $    62,222    $    52,020
Cost of sales                                      248,615        104,898         51,226         53,076         44,189
                                               -----------    -----------    -----------    -----------    -----------
      Gross profit                                  36,878         16,618          8,270          9,146          7,831
Amortization of goodwill                               600            212             --             --             --
Loss from operations of e-Commerce
     subsidiary                                        515             --             --             --             --
Selling, general and administrative expenses        32,045         17,510          7,715          8,049          6,961
                                               -----------    -----------    -----------    -----------    -----------
      Income (loss) from operations                  3,718         (1,104)           555          1,097            870
Other income (expense)
   Interest (expense), net                          (1,988)          (443)          (189)          (384)          (555)
   Other income (expense), net                         (95)            46            116              1             16
                                               -----------    -----------    -----------    -----------    -----------
      Income (loss) before taxes                     1,635         (1,501)           482            714            331
Provision (benefit) for income taxes                   850           (502)           166            321            118
                                               -----------    -----------    -----------    -----------    -----------
      Net income (loss)                        $       785    $      (999)   $       316    $       393    $       213
                                               ===========    ===========    ===========    ===========    ===========
Earnings (loss) per share, basic               $       .13    $      (.28)   $       .17    $       .21    $       .11
Earnings (loss) per share, diluted             $       .13    $      (.28)   $       .17    $       .21    $       .11
Weighted average shares, basic                   5,875,342      3,513,333      1,880,000      1,880,000      1,880,000
Weighted average shares, diluted                 6,003,851      3,513,333      1,880,000      1,880,000      1,880,000

                                                                         As of December 31,
                                               -----------------------------------------------------------------------
                                                  1999           1998           1997           1996           1995
                                               -----------    -----------    -----------    -----------    -----------
Balance Sheet Data:                                                        (in thousands)

Working capital                                $     5,128    $     5,760    $     4,347    $     4,138    $     3,138
Inventories                                         51,455         30,554          7,609          8,504          9,769
Total assets                                        97,307         66,411         13,878         14,798         14,719
Total debt                                          60,945         32,145          7,231          8,201          9,167
Stockholders' equity                                31,015         29,230          5,098          4,782          4,390

                            UNAUDITED FINANCIAL DATA

      The Company acquired the Core Operating Companies and the Acquisitions simultaneously with the closing of the Offering on July 31, 1998, however, for pro forma financial presentation purposes, these transactions will be given effect on the first day of each year. These transactions have been accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. ("Shaker"), the parent of one of the Core Operating Companies, has been identified as the acquiror for financial statement presentation purposes. The following summary financial data presents, for the year ended December 31, 1999, 1998 and 1997, certain historical and pro forma data for the Core Operating Companies, the Acquisitions and pro forma adjustments. (See Note below.)

                                                             For the Years
                                                           Ended December 31,
                                                           ------------------
                                                  1999           1998           1997
                                               -----------    -----------    -----------
                                                      (in thousands, except share and
Statement of Operations Data:                                 per share data)

Revenues                                                      (pro forma)     (pro forma)
   New vehicle sales                           $   173,481    $   140,203    $   141,211
   Used vehicle sales                               82,272         73,404         84,395
   Parts and service sales                          22,823         21,147         23,211
   Other dealership revenues, net                    6,917          5,849          5,379
                                               -----------    -----------    -----------
      Total revenues                               285,493        240,603        254,196
Cost of sales                                      248,615        209,246        221,395
                                               -----------    -----------    -----------
      Gross profit                                  36,878         31,357         32,801
Amortization of goodwill                               600            473            417
Loss from operations of e-Commerce
subsidiary                                             515             --             --

Selling, general and administrative
   Expenses                                         32,045         26,047         25,946
                                               -----------    -----------    -----------
      Income from operations                         3,718          4,837          6,438

Other (expense)                                     (2,083)          (892)          (610)
                                               -----------    -----------    -----------
      Income before taxes                            1,635          3,945          5,828

Provision for income taxes                             850          1,692          2,331
                                               -----------    -----------    -----------
      Net income                               $       785    $     2,253    $     3,497
                                               ===========    ===========    ===========
Earnings per share, basic                      $       .13    $       .39    $       .60
Earnings per share, diluted                    $       .13    $       .39    $       .60

Weighted average shares, basic                   5,875,342      5,800,000      5,800,000
Weighted average shares, diluted                 6,003,851      5,800,000      5,800,000

Other Data:
Retail new vehicles sold                             6,892          5,325          5,644
Retail used vehicles sold                            4,790          4,105          5,021

Note to Pro Forma Combination

      The 1999, 1998 and 1997 pro forma combined data presented on the previous page represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, and the Offering had occurred on the first day of each year presented, and includes the effects of the specific pro forma adjustments detailed below. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) amortization of goodwill using an estimated useful life of 40 years; (b) adjusting compensation expense and management fees to the level that certain management employees and owners of the Core Operating Companies and the Acquisitions will contractually receive subsequent to the closing of the combination and the Acquisitions; (c) adjusting rent expense to reflect newly negotiated fair market value leases; (d) adjustments to interest income on Cash and Cash Equivalents not realized as part of the combination and the Acquisitions offset by the reduction of interest expense on certain long-term debt that will be liquidated out of proceeds of the Offering and the reduction of interest expense on debt and leases not assumed as part of the transactions with the acquired dealerships; (e) adjustments to interest expense resulting from the repayment of floor plan obligations with proceeds from the Offering and the interest savings for refinancing the balance of the floor plan obligations with a commercial lender; (f) adjustments for incremental provision for federal and state income taxes relating to the pro forma adjustments described above and the loss of S-corporation status of Muller Toyota, Muller Chevrolet, Bay State and Brattleboro; (g) the accounting adjustments required to reflect the purchase of the Core Operating Companies and the Acquisitions, the recording of the associated transaction costs and the settlement of certain related party payables and a distribution to the owners of Shaker; (h) the adjustments needed to record the receipt of the net Offering; (i) adjustments to reflect the settlement of the cash portion of the acquisitions; and (j) adjustments to reflects the pay-down of certain long-term debt; and (k) adjustment to reflect the pay-down of floor plan obligations with proceeds from the Offering.

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

      In the attached pro forma consolidated financial statements for 1998, the Exchange and the Acquisitions are accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. (Shaker), one of the Core Operating Companies, was identified as the accounting acquirer for pro forma financial statement presentation purposes in accordance with SAB No. 97 because its stockholders received the largest number of shares of Class B Common Stock in the Exchange, which shares represent the single largest voting interest in the Company.

      The 1998 pro forma combined data represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, and the Offering had occurred on the first day of 1998, and includes the effects of the specific pro forma adjustments detailed below. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under common control of management. The pro forma adjustments primarily relate to: (a) amortization of the "excess purchase price over net tangible assets acquired" using an estimated useful life of 40 years;
(b) adjusting compensation expense and management fees to the level that certain management employees and owners of the Core Operating Companies and the Acquisitions will contractually receive subsequent to the closing of the combination and the Acquisitions; (c) adjusting rent expense to reflect newly negotiated fair market value leases; (d) adjustments to interest income on Cash and Cash Equivalents not realized as part of the combination and the Acquisitions offset by the reduction of interest expense on certain long-term debt that will be liquidated out of proceeds of the Offering and the reduction of interest expense on debt and leases not assumed as part of the transactions with the acquired dealerships; (e) adjustments to interest expense resulting from the repayment of floor plan obligations with proceeds from the Offering and the interest savings for refinancing the balance of the floor plan obligations with a commercial lender; (f) adjustments for incremental provision for federal and state income taxes relating to the pro forma adjustments described above and the loss of S-corporation status of Muller Toyota, Muller Chevrolet, Bay State and Brattleboro; (g) the accounting adjustments required to reflect the purchase of the Core Operating Companies and the Acquisitions, the recording of the associated transaction costs and the settlement of certain related party payables and a distribution to the owners of Shaker; (h) the adjustments needed to record the receipt of the net Offering; (i) adjustments to reflect the settlement of the cash portion of the acquisitions; and (j) adjustments to reflects the pay-down of certain long-term debt; and (k) adjustment to reflect the pay-down of floor plan obligations with proceeds from the Offering.

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

      The following table of financial data presents actual financial data for the year ended December 31, 1999, and certain combined pro forma financial data for the year ended December 31, 1998, as if the combinations of the Core Operating Companies, the Acquisitions and the Offering had occurred on the first day of 1998.

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
                                                     (in thousands, except per
Statement of Operations Data:                                share data)
Revenues
   New vehicle sales                                $   173,481     $   140,203
   Used vehicle sales                                    82,272          73,404
   Parts and service sales                               22,823          21,147
   Other dealership revenues, net                         6,917           5,849
                                                    -----------     -----------
      Total revenues                                    285,493         240,603
Cost of sales                                           248,615         209,246
                                                    -----------     -----------
      Gross profit                                       36,878          31,357
Amortization of goodwill                                    600             473

Loss from operations of
   e-Commerce subsidiary                                    515              --
Selling, general and administrative
   expenses                                              32,045          26,047
                                                    -----------     -----------
      Income from operations                              3,718           4,837

Other (expense)                                          (2,083)           (892)
                                                    -----------     -----------
      Income before taxes                                 1,635           3,945

Provision for income taxes                                  850           1,692
                                                    -----------     -----------
      Net income                                    $       785     $     2,253
                                                    ===========     ===========
Earnings per share, basic                           $       .13     $       .39
Weighted average shares, basic                        5,875,342       5,800,000

Earnings per share, diluted                         $       .13     $       .39
Weighted average shares, diluted                      6,003,851       5,800,000

Other Data:
Retail new vehicles sold                                  6,892           5,325
Retail used vehicles sold                                 4,790           4,105

Actual and Pro Forma Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      On an actual basis for 1999 and on a pro forma combined basis for 1998, the total revenue by category for Hometown for the years ended December 31, 1999 and 1998, are as follows:

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
                                                           (in thousands)
New vehicle                                         $   173,481     $   140,203
Used vehicle - retail                                    67,050          55,344
Used vehicle - wholesale                                 15,222          18,060
Parts and service                                        22,823          21,147
F&I and other                                             6,917           5,849
                                                    -----------     -----------
Total Revenue                                       $   285,493     $   240,603
                                                    ===========     ===========

      On an actual basis for 1999 and on a pro forma combined basis for 1998, the units sold by category for Hometown for the years ended December 31, 1999 and 1998, are as follows:

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
New vehicle                                               6,892           5,325
Used vehicle - retail                                     4,790           4,105
Used vehicle - wholesale                                  3,319           3,871
                                                    -----------     -----------
Total units sold                                         15,001          13,301
                                                    ===========     ===========

      On an actual basis for 1999 and on a pro forma combined basis for 1998, the new vehicle revenue by manufacturer for Hometown for the years ended December 31, 1999 and 1998, are as follows:

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
                                                           (in thousands)
Ford Motor                                          $    98,038     $    89,237
Chrysler                                                 18,358          18,857
Toyota Motor                                             48,520          24,115
GM                                                        6,452           6,523
All Other                                                 2,113           1,471
                                                    -----------     -----------
Total Revenue                                       $   173,481     $   140,203
                                                    ===========     ===========

      On an actual basis for 1999 and on a pro forma combined basis for 1998, the new vehicle units sold by manufacturer for Hometown for the years ended December 31, 1999 and 1998, are as follows:

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
Ford Motor                                                3,579           3,097
Chrysler                                                    736             823
Toyota Motor                                              2,188           1,040
GM                                                          278             288
All Other                                                   111              77
                                                    -----------     -----------
Total units sold                                          6,892           5,325
                                                    ===========     ===========

      On an actual basis for 1999 and on a pro forma combined basis for 1998, the gross profit by category for Hometown for the years ended December 31, 1999 and 1998, are as follows:

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
                                                           (in thousands)
New vehicle                                         $    10,065     $     8,525
Used vehicle - retail                                     7,070           6,561
Used vehicle - wholesale                                   (183)            (24)
Parts and service                                        13,009          10,446
F&I and other                                             6,917           5,849
                                                    -----------     -----------
Total Gross Profit                                  $    36,878     $    31,357
                                                    ===========     ===========

      On an actual basis for 1999 and on a pro forma combined basis for 1998, the gross profit percent of revenue by category for Hometown for the years ended December 31, 1999 and 1998, are as follows:

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
                                                             (percent)
New vehicle                                                 5.8             6.1
Used vehicle - retail                                      10.5            11.8
Used vehicle - wholesale                                   (1.2)           (0.1)
Parts and service                                          57.0            49.4
F&I and other                                             100.0           100.0
                                                    -----------     -----------
Total Gross Profit percent                                 12.9            13.0
                                                    ===========     ===========

Actual year ended December 31, 1999 compared with pro forma year ended December 31, 1998.

      Revenue

      Total Revenue increased $ 44.9 million, or 18.7%, from $ 241 million for the year ended December 31, 1998 to $ 285 million for year ended December 31, 1999. On a same store basis, total revenue decreased $7.5 million, or 3.1% from $ 241 million for the year ended December 31, 1998 to $ 233 million for the year ended December 31, 1999.

      The increase in total revenue reflects the first quarter 1999 acquisition of Toyota of Newburgh and Morristown Lincoln Mercury. The decline in same store sales is due primarily to a 37.3% decline in used vehicle sales at wholesale. The Company's inventory policy is to transfer a used vehicle one time within the Company to improve the possibility of realizing a gross profit rather than send it immediately to an auction where the vehicle will typically be sold at cost or less. Same store parts and service sales also declined 10.6%. The decline occurred at two of the Company's Lincoln Mercury stores and reflects the downturn in sales of Lincoln Mercury.

      Revenue from the sale of new vehicles increased $33.3 million, or 23.7% from $140 million for the year ended December 31, 1998 to $173 million for year ended December 31, 1999. Unit sales increased from 5,325 units for the year ended December 31, 1998, to 6,892 for the year ended December 31, 1999, an increase of 29.4%. The increase reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury. On a same store basis, revenue from the sale of new vehicles increased $1.9 million, or 1.4%, from $140 million for the year ended December 31, 1998, to $142 million for the year ended December 31, 1999. The increase reflects increased sales of Toyota vehicles offset by a decline in sales of Lincoln vehicles. New vehicle sales at the Company's Westwood Lincoln Mercury store declined by $5.5 million or 11.1%. That decline reflects a nationwide decline in sales of Lincoln Mercury vehicles. Generally, because of its heavy concentration in Lincoln (35.5% of the new vehicle unit sales of the Company are in Lincoln Mercury), the Company's operating results are dependant on sales of Lincoln Mercury vehicles. Additionally, rail construction near Albany, New York (a transfer point for rail shipments) created shipping delays for Lincoln Mercury retailers in the New Jersey area. These delays began in the third quarter and lasted until January 2000.

      Revenue from the sale of used vehicles at retail increased $11.7 million, or 21.2%, from $55.3 million for the year ended December 31, 1998, to $67.1 million for the year ended December 31, 1999. Unit sales increased from 4,105 units for the year ended December 31, 1998, to 4,790 for the year ended December 31, 1999, an increase of 16.7%. The increase reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury. On a same store basis, revenue from the sale of used vehicles at retail decreased $0.4 million, or 0.9%, from $55.3 million for the year ended December 31, 1998, to $54.9 million for the year ended December 31, 1999. Sales of used vehicles have been essentially flat due largely to aggressive new car pricing by the manufacturers cutting into the sales of late model, low mileage used vehicles. Also on a same store basis, revenue from the sale of used vehicles at wholesale decreased $6.8 million, or 37.3%, from $18.1 million for the year ended December 31, 1998, to $11.3 million for the year ended December 31, 1999. The decrease reflects managements inventory policy of sending fewer vehicles to the auction as mentioned above to improve the possibility of realizing a gross profit. The above mentioned delivery delays at Westwood Lincoln Mercury also adversely impacted its sales of used livery vehicles. Westwood depends upon trade-in vehicles for its supply of used vehicles. As a result of the drop in sales of new vehicles, sales of used vehicles fell by $2.1 million or 25.1% from the prior year. Also, used vehicle sales at retail declined by $0.5 million or 8.2% at the Company's Brattleboro Chrysler Plymouth Dodge Jeep store in Brattleboro, Vermont. The decrease was primarily due to a change in customer mix toward customers with lower credit ratings resulting in a increase of financing rejections. The Company is taking steps to find better sources of financing for customers with lower credit scores, i.e. "sub-prime" financing. These declines in sales of used vehicles at retail were offset by increases in sales at other dealerships, principally GoodDay Chevrolet and Family Ford.

      Parts and service sales revenue increased $1.7 million, or 7.9%, from $21.1 million for the year ended December 31, 1998, to $22.8 million for the year ended December 31, 1999. The increase reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury. On a same store basis, parts and service sales revenue decreased $2.2 million, or 10.6% from $21.1 million for year ended December 31, 1998, to $18.9 million for year ended December 31, 1999. The decrease occurred at the Company's Lincoln Mercury stores and is primarily a reflection of the sales decline.

      Finance, Insurance, Extended Service, and Other Dealership revenue increased $1.1 million, or 18.3% from $5.8 million for the year ended December 31, 1998 to $6.9 million for the year ended December 31, 1999. The increase reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury. On a same store basis, Finance, Insurance, Extended Service, and Other Dealership revenue was flat year to year reflecting primarily the flat sales of used vehicles.

      Gross Profit

      Total gross profit increased $5.5 million, or 17.6%, from $31.4 million for the year ended December 31, 1998, to $36.9 million for the year ended December 31, 1999. The increase reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury.

      Gross profit on the sale of new vehicles increased $1.6 million, or 18.1%, from $8.5 million for the year ended December 31, 1998, to $10.1 million for the year ended December 31, 1999. The increase reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury. On a same store basis, gross profit on the sale of new vehicles decreased $0.3 million, or 4.2%, from $8.5 million for the year ended December 31, 1998, to $8.2 million for the year ended December 31, 1999. That decrease was primarily due to gross profit decline at Westwood Lincoln Mercury resulting from the above mentioned decline in sales of Lincoln Mercury vehicles.

      Gross profit on the sale of used vehicles at retail increased $0.5 million, or 8.0%, from $6.6 million for the year ended December 31, 1998, to $7.1 million for the year ended December 31, 1999. The increase reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury. On a same store basis, gross profit on the sale of used vehicles at retail decreased $0.9 million, or 12.7%, from $6.6 million for the year ended December 31, 1998, to $5.7 million for the year ended December 31, 1999. The decrease was due primarily to the decline in the sale of used livery vehicles at Westwood Lincoln Mercury caused by the above mentioned delivery delays and to a decrease in used vehicles sales at the Company's Brattleboro Chrysler Plymouth Dodge Jeep store.

      Parts and service gross profit increased $2.6 million, or 24.5%, from $10.4 million for the year ended December 31, 1998, to $13.0 million for the year ended December 31, 1999. The increase reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury. On a same store basis, parts and service gross profit increased $0.5 million or 3.9%, from $10.4 million for the year ended December 31, 1998, to $10.9 million for the year ended December 31, 1999. The increase in parts and service gross profit was generally across all dealerships and reflects management's focus on improving the most profitable component of an auto dealership.

      Selling, General and Administrative Expenses

      The pro forma combination of Hometown's selling, general and administration expenses for the year ended December 31, 1998, includes various adjustments made to the Company's historical financial statements for changes in compensation of the owners and differences in the negotiated cost of the fair market valued leases.

      Selling, general and administrative expenses increased $6.0 million, or 23.0%, from $26.0 million for the year ended December 31, 1998, to $32.0 million for the year ended December 31, 1999. The increase reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury. On a same store basis, selling, general and administrative expenses increased $0.7 million, or 2.4%, from $26.0 million for the year ended December 31, 1998, to $26.7 million for the year ended December 31, 1999. The increase was due primarily to increases in corporate overhead costs reflecting a full year as a public company compared to five months in 1998, offset by decreases in the cost of insurance, oil, other commodities and compensation savings resulting from the integration of individual private businesses into one company, and a reclassification of approximately $0.3 million in rent on the Bay State Lincoln Mercury facility to interest expense due to the Bay State Lincoln Mercury facility being purchased in the second quarter of 1999.

      Expenses relating to CarDay.com, Hometown's e-Commerce subsidiary, totaled $0.5 million in 1999 compared to nil in 1998. Subsequent to year end, CarDay.com obtained $25 million in venture capital funds, reducing Hometown's ownership interest in CarDay.com from 82% to 15%.

      Other Income (Expense)

      Net other expense increased by $1.2 million, from $0.9 million for the year ended December 31, 1998, to $2.1 million for the year ended December 31, 1999. Net interest expense, increased by $1.1 million, or 10.7%, from $2.4 million for the year ended December 31, 1998, to $2.6 million for the year ended December 31, 1999. The increase in net other expense reflects the first quarter acquisitions of Toyota of Newburgh and Morristown Lincoln Mercury. On a same store basis, net other expense increased by $0.7 million, from $0.9 million for the year ended December 31, 1998, to $1.6 million for the year ended December 31, 1999.

      Floor plan interest increased by $0.4 million or 15.9%, from $2.2 million for the year ended December 31, 1998, to $2.6 million for the year ended December 31, 1999. Manufacturers floor plan assistance credits increased $0.12 million or 11.5%, from $1.3 million for the year ended December 31, 1998, to $1.5 million for the year ended December 31, 1999. The resulting decrease in net floor plan interest expense is due to lower interest rates for a full year in 1999, offset by increased interest expense in the third and fourth quarters of 1999 caused by inventory increases at Westwood related to the above mentioned transportation delays and caused by purchasing by other dealerships against anticipated sales that did not materialize. Inventories of new and used vehicles rose during the third and fourth quarters to $51.0 million by year end. Industry guide is two months supply which would equate to $41.0 million. Most of the increase was at Westwood related to the above mentioned transportation delays. Management took corrective action in the first quarter of 2000 by instituting centralized inventory monitoring and new inventory measurement and control tools. As of March 31, 2000, new and used vehicle inventory was down to approximately $45 million. Management expects inventory to be back within industry guide during the second quarter of 2000.

      Other interest expense increased by $0.8 million from $0.1 million for the year ended December 31, 1998, to $0.9 million for the year ended December 31, 1999. The increase represents mortgage interest on the purchase of the Toyota of Newburgh facility in the first quarter of 1999, and the purchase of the Bay State Lincoln Mercury facility in the second quarter of 1999. Interest income decreased by $0.3 million from $0.3 million for the year ended December 31, 1998, to nil for the year ended December 31, 1999. Under the financing agreement dated January 6, 1999, with General Electric Capital Corporation, all cash is swept to GE to pay down the floor plan line of credit as opposed to being deposited in an interest bearing account as was the case in 1998.

      Net Income

      Net income decreased $1.5 million, or 65.2%, from $2.3 million for the year ended December 31, 1998, to $0.8 million for the year ended December 31, 1999. The decrease was primarily due to increases in selling, general and administrative expenses and other income (expense) offset by increased gross profit. Of the $1.5 million decrease in net income, over $515,000 relates to CarDay development expenses.

Earnings Per Share, Basic and Diluted

      On a pro forma combined basis, the earnings per share for the year ended December 31, 1998 was $.39. As of December 31, 1998, the Company did not have any potentially dilutive securities. On an actual basis, the earnings per share for the year ended December 31, 1999 was $0.13 basic and $0.13 diluted. Without CarDay expenses, earnings per share on a basic and diluted basis for the year ended December 31, 1999 would have been $0.19.

Weighted Average Shares

      On a pro forma combined basis, the weighted average shares for the year ended December 31, 1998 are 5,800,000 shares, both basic and diluted. The weighted average shares represent the sum of the outstanding Class A shares (2,040,000) and Class B shares (3,760,000). On an actual basis, the weighted average shares for the year ended December 31, 1999 are 5,875,342 basic and 6,003,851 diluted.

Acquisitions

      The Company acquired two dealerships, Toyota of Newburgh located in New York and Morristown Lincoln Mercury located in New Jersey for an aggregate price of $3.2 million in cash and $1.0 million in shares of Hometown stock plus the assumption of floor plan liabilities of $3.2 million. These two acquisitions added $52.4 million to the Company's 1999 revenues and $0.7 million to the Company's income before income taxes for the year ended December 31, 1999.

      On November 3, 1999, Hometown purchased a Mazda franchise, special parts, signage and new car inventory for $.7 million. This franchise was tucked into the Company's Framingham, Massachusetts dealership and will co-exist with the Lincoln/Mercury's until showroom space can be added for the Mazda new cars.

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

Combinations & Acquisitions

      Simultaneously with the closing of the Offering, Shaker acquired in exchange for Hometown's Class B Common Stock two dealership groups, collectively with Shaker known as the Core Operating Companies. Subsequently, the Company purchased six other dealerships and one tuck-in franchise for cash and the assumption of the respective floor plan liabilities. The Company has accounted for each of its acquisitions using the purchase method of accounting, and the results of operations of these dealerships have not been included in the Company's results of operations prior to the date they were acquired by the Company. For the discussion that follows, these exchanges and acquisitions are collectively known as the "Combinations".

Formation of e-Commerce Subsidiary

      In June 1999, Hometown formed Hometown Operating Corporation ("CarDay.com") to operate an internet-based online auction site for the sale of mechanically certified, used vehicles carrying limited warranties. The accumulated operating losses of CarDay are consolidated with the results of Hometown's other wholly owned subsidiaries and all necessary intercompany eliminations have been performed. The financial statements of the Company for the year ended December 31, 1999, include start up and development expenses totaling $515,000 relating to the e-commerce subsidiary. The balance sheet of the Company includes $653,000 in cash, $658,000 in property and equipment, and $1.25 million in other assets relating to CarDay.com. Liabilities attributable to the subsidiary on the Company's financial statements include short-term bridge loans in the amount of $2.2 million with two financial institutions.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues

      Revenues increased by $164 million, or 135%, from $122 million for the year ended December 31, 1998, to $285 million for the year ended December 31, 1999. Revenue increases in Shaker accounted for $10.4 million while the Combinations accounted for the remaining $154 million.

      New vehicle sales increased by $103 million, or 148%, from $70.1 million for the year ended December 31, 1998, to $173 million for the year ended December 31, 1999. Of that increase, $4.8 million resulted from an increase of 206 new vehicle units sold and $1.0 million resulted from an increase of $647 in the average revenue received per unit sold at the Shaker dealerships. The remaining $97 million increase was accounted for by the Combinations.

      Used vehicle sales increased by $45.2 million, or 122%, from $37.1 million for the year ended December 31, 1998, to $82.3 million for the year ended December 31, 1999. That increase consisted of a $40.8 million increase due to the Combinations combined with an increase of $4.4 million at the Shaker dealerships. The Shaker dealerships sold 170 more used vehicles and the average revenue received per vehicle increased by $1,100.

      Parts and service revenue increased by $11.7 million, or 105%, from $11.1 million for the year ended December 31, 1998, to $22.8 million for the year ended December 31, 1999. Virtually all of the increase in parts and service revenue is attributable to the Combinations.

      Other dealership revenues increased by $3.7 million, or 112%, from $3.3 million for the year ended December 31, 1998, to $6.9 million for the year ended December 31, 1999. Other dealership revenues at the Shaker dealerships increased $0.3 million, the balance of the increase is attributable to the Combinations.

      Gross Profit

      Gross profit for the year ended December 31, 1999 was $36.9 million, an increase of $20.3 million or 122%, compared with $16.6 million for the year ended December 31, 1998. Gross profit at the Shaker dealerships increased by 10.3% or $0.9 million, with the balance of $19.4 million attributable to the Combinations.

      Gross profit on sales of new vehicles increased $5.8 million, or 135%, from $4.3 million for the year ended December 31, 1998 to $10.1 million for the year ended December 31, 1999. Of that increase, only $0.3 million occurred at the Shaker dealerships with the remaining $5.5 million due to the Combinations.

      Gross profit on sales of used vehicles was $6.9 million for the year ended December 31, 1999, up $3.6 million or 108%, from $3.3 million in the prior year. The increase in gross profit on used vehicles was almost completely attributable to the Combinations.

      Parts and service sales yielded gross profit of $13.0 million in the year ended December 31, 1999, an increase of $7.2 million or 125%, from $5.8 million for the prior year. The vast majority of this increase was due to the Combinations, as the Shaker dealerships experienced an increase of $0.4 million from the prior year.

      Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $14.5 million, or 83.0%, from $17.5 million for the year ended December 31, 1998, to $32.0 million, for the year ended December 31, 1999. The increases consist of $14.6 million attributable to the Combinations, increases in corporation expenses of $1.7 million, and increases in ongoing expenses at the Shaker dealerships of $0.5 million. That increase was partially offset by a one time bonus paid to the owner employees of Shaker in 1998 of $2.5 million.

      Expenses relating to CarDay.com, Hometown's e-Commerce subsidiary, totaled $0.5 million in 1999 compared to nil in 1998. Subsequent to year end, CarDay.com obtained $25 million in venture capital funds, reducing Hometown's ownership interest in CarDay.com from 82% to 15%.

      Interest Expenses, net

      Net interest expense was $2.0 million for the year ended December 31, 1999, an increase of $1.6 million, or 349%, from $0.4 million, for the year ended December 31, 1998. The increase was due primarily to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the Combinations.

      Net Income (loss)

      Net Income increased from a loss of $1.0 million for the year ended December 31, 1998, to a profit of $0.8 million for the year ended December 31, 1999, an increase of $1.8 million. Of the $1.8 million increase, Shaker's net income increased by $0.1 million after giving effect to the one time bonuses. Shaker's core operation added $0.8 million to net income for 1999, with $1.2 million net income from the Combinations offset by a net loss of $1.2 million from corporate expenses, goodwill amortization and CarDay.com organization and development expenses.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues

      Revenues increased by $62 million, or 104.2%, from $59.5 million for the year ended December 31, 1997, to $121.5 million for the year ended December 31, 1998. Revenue increases in Shaker accounted for $1 million while the Combinations accounted for the remaining $61 million.

      New vehicle sales increased by $40.7 million, or 138.9%, from $29.3 million for the year ended December 31, 1997, to $70 million for the year ended December 31, 1998. Of that increase $1.2 million was the result of an increase of $831 in the average revenue received per unit sold plus an increase of 7 units sold at the Shaker dealerships. The remaining $39.5 million increase was attributable to the Combinations.

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

      Parts and service revenue increased by $4.4 million, or 65.7%, from $6.7 million for the year ended December 31, 1997, to $11.1 million for the year ended December 31, 1998. Parts and service revenue at the Shaker dealerships was down by $.2 million offset by the Combinations.

      Other dealership revenues increased by $1.7 million, or 101%, from $1.6 million for the year ended December 31, 1997, to $3.3 million for the year ended December 31, 1998. Other dealership revenues at the Shaker dealerships increased $.2 million, the balance of the increase was attributable to the Combinations.

      Gross Profit

      Gross profit increased $8.3 million or 100%, from $8.3 million for the year ended December 31, 1997, to $16.6 million for the year ended December 31, 1998. Gross profit at the Shaker dealerships increased by 6.1% or $.5 million, the balance of the increase was attributable to the Combinations.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased by $9.8 million, or 127.1%, from $7.7 million for the year ended December 31, 1997, to $17.5 million, for the year ended December 31, 1998. The increases consist of $6.6 million for accounting for the Combinations, a one time bonus distributed to the owner employees of Shaker of $2.5 million and increases in corporation expenses of $1.1 million, offset by $.3 million reduction in poor performing advertising programs and savings on renegotiated liability insurance programs.

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

Cyclicality

      Hometown's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect Hometown's business, Hometown believes that the impact on the Hometown's operations of future negative trends in such factors will be somewhat mitigated by its (i) strong parts and service business, (ii) variable cost salary structure, (iii) geographic regional focus, and (iv) product diversity.

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

Effects of Inflation

      Due to the relatively low levels of inflation experienced in fiscal 1998 and 1999, inflation did not have a significant effect on the results of Shaker or Hometown during those periods.

Earnings (Loss) Per Share, Basic and Diluted

      On a consolidated basis, the earnings (loss) per share for the year ended December 31, 1999 and 1998, are $.13 and ($.28), respectively, basic and fully diluted.

Weighted Average Shares

      On a consolidated basis, the weighted average shares for the years ended December 31, 1999 and 1998 are 5,875,342 million shares and 3,513,333 million shares, respectively. The weighted average shares for 1998 represent the weighted average of the sum of the outstanding equivalent Class A shares of Shaker (1,880,000) for seven months and the outstanding Class A shares (2,040,000) and Class B shares (3,760,000) for the remaining five months. On a diluted basis, the weighted average shares for the year ended December 31, 1999, are 6,003,851.

Liquidity and Capital Resources

      The principal sources of liquidity are cash from operations and floor plan financing from the Company's revolving line of credit with GE Capital Corporation.

      Cash and Cash Equivalents

      Total cash and cash equivalents at December 31, 1999 and 1998, were $1.6 million and $5.5 million, respectively. This decrease of $3.9 million was due primarily to the change in floor plan financing to GE Capital. Upon completion of the floor plan facility, $2.5 million of Hometown's cash was transferred to GE to pay down the existing debt. The Company's liquidity under the GE lending arrangement stems from its unused borrowing capacity (the excess of eligible vehicle inventory over outstanding advances). Also, as of December 31, 1999, Hometown had advanced $0.6 million to CarDay, its internet subsidiary. Those funds were repaid in January 2000.

      Cash Flow from Operations

      For the year ended December 31, 1999, the Company generated $1.1 million in cash from operating activities.

      The following table sets forth the consolidated selected information from the statements of cash flow:

                                                                  For the years ended December 31,
                                                               ------------------------------------
                                                                 1999          1998          1997
                                                               --------      --------      --------
                                                                Amount        Amount        Amount
                                                               --------      --------      --------
                                                                          (in thousands)
      Net Cash Provided by (Used) in Operating Activities      $  1,125      $ (2,458)     $    335
      Net Cash Used in Investing Activities                     (11,226)       (6,919)         (102)
      Net Cash Provided by Financing Activities                   6,222        11,352           225
                                                               --------      --------      --------
      Net Increase (Decrease) in Cash and Cash Equivalents     $ (3,879)     $  1,975      $    458
                                                               ========      ========      ========

      Floor Plan Financing

      On January 6, 1999, the Company completed the refinancing of its floor plan lines of credit into one floor plan line of credit with GE Capital Corporation. As of December 31, 1999, the Company had $49.0 million of floor plan financing outstanding, bearing interest at LIBOR plus 160 basis points. Interest expense on floor plan notes payable, before manufacturer's interest assistance, totaled approximately $0.8 million, $1.4 million, and $2.6 million for the years ended December 31, 1997, 1998, and 1999, respectively. Manufacturer interest assistance, which is recorded as a reduction of interest expense, totaled approximately $0.4 million, $0.8 million, and $1.5 million for the years ended December 31, 1997, 1998, and 1999, respectively.

      Hometown failed to comply with four covenants in its loan agreement with GE as of December 31, 1999. GE waived these events of default as of December 31, 1999, although, there can be no assurance that the Company will not be in violation of these or any other covenants in the loan agreement at March 31, 2000 or at any time thereafter. There can be no assurance that GE will grant any waiver if an event of default occurs in the future. Upon the occurance of an event of default under its loan agreement with GE, not cured by the Company, it may be forced to pay the outstanding balance under its loan agreement, seek alternative sources of financing to the extent available, and/or substantially curtail operations.

Acquisitions

      Shortly after the close of the public offering in July 1998, the Company had acquired four dealerships located in Connecticut, Massachusetts and Vermont for an aggregate price of $7.2 million in cash plus the assumption of floor plan liabilities of $5.2 million. These four acquisitions added $57.8 million and $2.1 million, respectively, to the Company's annualized revenues and income before income taxes for the year ended December 31, 1998.

      During 1999, two additional dealerships were acquired, Toyota of Newburgh located in New York and Morristown Lincoln Mercury located in New Jersey, for an aggregate price of $3.2 million and $1.0 million in shares of Hometown stock plus the assumption of floor plan liabilities of $3.2 million. These two acquisitions added $52.4 million to the Company's 1999 revenues and $0.7 million to the Company's income before income taxes for the year ended December 31, 1999.

      In addition, on November 3, 1999, Hometown purchased a Mazda franchise, special parts, signage and new car inventory for $.7 million. This franchise was tucked into the Company's Framingham, Massachusetts dealership and will co-exist with the Lincoln/Mercury's until showroom space can be added for the Mazda new cars.

Public Offering of Common Stock

      The Company completed an initial public offering of 1.8 million shares of its Class A Common Stock on July 31, 1998 at a price of $9 per share. Net proceeds of the public offering of $12.7 million were used to finance the acquisitions above, to fund the working capital requirements, and to fund corporation expenses.

New Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June 1998. Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value is to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The executive officers and directors of the Company and their respective ages as of January 31, 2000 are as follows:

Name                                 Age              Position
----                                 ---              --------

Salvatore A. Vergopia............    59    Chairman of the Board and Chief
                                           Executive Officer
Joseph Shaker(1).................    31    President, Chief Operating Officer
                                           and Director
William C. Muller Jr. ...........    47    Regional Vice President, Southern
                                           Region and Director
Corey Shaker(1)..................    41    Vice President Connecticut Operations
                                           and Director
Edward A. Vergopia...............    29    Vice President Fleet Operations and
                                           Director
James Christ.....................    42    General Manager Muller Toyota and
                                           Director
John Rudy(2).....................    57    Chief Financial Officer and Secretary
Steven Shaker....................    29    Regional Vice President, Northern
                                           Region
Michael J. Shonborn(2)...........    42    Corporate Controller
Domenic Colasacco(3).............    50    Director
Louis I. Margolis(3).............    54    Director

--------------
(1) Joseph Shaker resigned as President and Chief Operating Officer on February 7, 2000, remaining as a Director, and on that date Corey Shaker was elected and assumed those offices.

(2) John Rudy resigned as Chief Financial Officer and Secretary effective April 15, 2000. Michael J. Shonborn has been elected to assume those offices on that date.

(3)   Member of Audit and Compensation Committees

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

      William C. Muller Jr. has been a Regional Vice President since March 2000. Mr. Muller has been Vice President?New Jersey Operations since October 1, 1997. In addition, from 1980 to date, he has been the President of Muller Toyota, Inc. and of Muller Chevrolet, Oldsmobile, Isuzu, Inc. Under his management, Muller Toyota has been: (a) a 9-time recipient of Toyota's Prestigious President's Award, given to those dealers with superior levels of customer satisfaction who also exceed capital standards and have high market penetration and facilities that meet or exceed Toyota standards; (b) a 13-time recipient of Toyota Parts Excellence Award; (c) a 9-time winner of Toyota Service Excellence Award; and
(d) a 3-time winner of Toyota's Sales Excellence Award. He holds a B.A. degree from Fairleigh Dickinson University.

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

      Edward A. Vergopia has been Vice President?Fleet Operations since October 1, 1997. In addition, from 1988 to date, he has been Executive Vice President of Westwood where, among other responsibilities, he managed the Lincoln Mercury Division of Spoilers Plus (custom cars) and Westwood Lincoln Mercury Limousine Department. During those periods, he also worked in the Leasing, Financing and Parts and Service Departments of Westwood Lincoln Mercury. He holds a B.B.A. from the University of Miami.

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

      John C. Rudy has been Chief Financial Officer since October 1, 1997. His responsibities include financial reporting, accounting and computer systems. In addition, from 1992 to date, he has been President of Beacon Business Services, Inc., a business consulting firm providing business strategy, financial, and accounting services to small and mid-size businesses. From 1990 to 1992, he directed the Metropolitan New York area troubled business practice for Coopers & Lybrand, and from 1987 through 1989, served as Chief Financial Officer for Plymouth Lamston Stores Corporation, a chain of retail stores in New York City. He holds a Bachelor of Science Degree in Economics from Albright College in Reading, Pennsylvannia, an MBA from Emory University in Atlanta, Georgia, and is a Certified Public Accountant in New York State.

      Steven Shaker has been a Regional Vice President since March 2000. Mr. Shaker has been a Vice President in charge of Parts and Service since October 1, 1997. In addition, from 1992 to date, he has been Director of Parts and Service of all of the Shaker Group's operations and was instrumental in the implementation of the pilot program to develop the Ford Motor Company's first Autocare automobile service center. He holds a B.A. degree from Salve Regina College.

      Michael Shonborn has been Corporate Controller since September 1999. Prior to joining Hometown, he served as First Vice President and Chief Financial Officer of Riverside National Bank, a publicly held commercial bank. Mr. Shonborn is licensed as a C.P.A. in the State of California. He earned his Bachelor's Degree in Accounting from Whittier College and an M.B.A. in Business Strategy and Finance from Yale University.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.

      The following table presents certain information concerning compensation paid or accrued for services rendered to the Company in all capacities during the year ended December 31, 1999, for the Chief Executive Officer and the other six executive officers of the Company whose aggregate annual base salary exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                   Other
                                                                                   Annual
      Name and Principal Position                          Salary       Bonus   Compensation
      ---------------------------                          ------       -----   ------------
      Salvatore A. Vergopia, Chairman & Chief
        Executive Officer ...........................     250,000                  74,578

      Joseph Shaker, President and Chief
        Operating Officer                                 200,000

      Corey Shaker, Vice President Connecticut
        Operations                                        200,000

      William C. Muller Jr., Regional Vice President,
        Vice President New Jersey Operations              200,000                   3,411

      John Rudy, Chief Financial Officer and
        Secretary                                         208,560

      Edward A. Vergopia, Vice President Fleet
        Operations ..................................     150,000                   5,596

      James Christ, General Manager Muller
        Toyota ......................................     150,000      54,033

Option Grants.

      The following table sets forth certain information regarding options granted by the Company to the Named Executive Officers during 1999.

                        Option Grants in Last Fiscal Year

                                                                                                    Potential Realizable Value at
                               Number of                                                            Assumed Annual Rates of Stock
                                Shares        Percent of Total                                      Price Appreciation for Option
                              Underlying     Options Granted to                                               Term(2)
                               Options       Employees in Fiscal  Exercise Price                    -----------------------------
        Name                Granted(#)(1)           Year             ($/Share)     Expiration Date    0%         5%        10%
        ----                -------------           ----             ---------     ---------------    --         --        ---
Corey Shaker..........         30,000               75%                $3.00        December 2004   16,875     46,403     82,123

      (1) The options vest with respect to one-third of the shares of Common Stock covered by the options on December 8, 2000 (the "Initial Vesting Date") and one-third will vest on each of the first and second anniversary of the Initial Vesting Date.

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

      Option Exercises and Year-End Option Values.

      No options were exercised during 1999.

Employment Contracts

      In April 1998, Hometown entered into five-year employment agreement, effective as of the closing of the Offering, for the following key positions:
Chairman and Chief Executive Officer; President and Chief Operating Officer; Vice President?New Jersey Operations; Vice President?Connecticut Operations; Vice President?Fleet Operations; General Manager?Muller Toyota, Vice President?Parts and Services and Vice President Mergers and Acquisitions. Each agreement provides for an annual base salary of $200,000, except that the agreement for the General Manager provides for an annual base salary of $150,000 plus an annual bonus equal to five percent of the pre-tax profits of Muller Toyota, the agreement for Vice President?Parts and Service provides for an annual base salary of $100,000. In October 1999, Hometown entered into a four-year agreement with the Corporate Controller at an annual base salary of $90,000. In February 2000, the Vice President Connecticut Operations resigned his position and became President and Chief Operating Officer, with the former President and Chief Operating Officer resigning. The new President and Chief Operating Officer is compensated at an annual base salary rate of $200,000 per year. In addition, as of February 15, 2000, the Vice President Mergers and Acquisitions resigned with the related employment agreement terminating. Each agreement also provides for participation by the employee in all executive benefit plans and, if employment is terminated without cause (as defined in the agreement), payment of an amount equal to the salary which would have been payable over the unexpired term of his employment agreement.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      None of the Directors serving on the Compensation Committee is an employee of the Company. No Director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a Director of the Company.

1998 Stock Option Plan

      In February 1998, in order to attract and retain persons necessary for the success of the Company, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 480,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Stock Option Plan, which expires in January 2008, will be administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of the date hereof, options for an aggregate of 276,200, exercisable at the Offering price during a five- year period, were granted to eight officers and ten other employees of the Company and were outstanding under the Stock Option Plan. These options will be exercisable for one-third of the shares covered thereby on the first anniversary of the date of the grant and for an additional one-third of the shares covered thereby each year thereafter. In addition, options for 5,000 shares were granted to each of the Company's outside directors upon their taking office. These options, exercisable at the fair market value per share on the date of grant, are 50% vested immediately upon grant and fully vested on year thereafter.

Compensation of Directors

      Each non-employee Director receives a fee of $1,000, for each meeting attended in person and $250 for each meeting attended telephonically and reimbursement for travel costs and other out-of-pocket expenses incurred in attending each Directors' meeting. In addition, committee members receive $500 for each committee meeting attended in person, other than meeting directly following or preceding Board meetings and $125 for each committee meeting attended telephonically. Additionally, pursuant to the Plan, each non-employee Director, will receive options to purchase 5,000 shares of Common Stock exercisable at the fair market value on the date of grant. These options will vest one-third on the date of grant and one-third at the end of each subsequent year of service on the Board. In addition, each non-employee Director receives options to purchase an additional 2,500 shares of Common Stock on the date of the Company's annual stockholders' meeting. Such options will have an exercise price equal to the fair market value of the Common Stock on the date of grant and will vest one-third upon grant and one-third on each of the first and second anniversary of the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of March 24, 2000 by (i) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Named Executive Officer and (iv) all Directors, and Executive Officers of the Company as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them.

                             PRINCIPAL STOCKHOLDERS

                                                        Number of           Percentage of         Percentage of
                                                         Shares                 Shares               Aggregate
                                                      Beneficially           Beneficially        Voting Rights of
Name of Beneficial Owner(1)                             Owned (2)              Owned(3)             All Classes
Salvatore A. Vergopia(4).....................            706,000                11.82                 17.90
Corey Shaker(5) .............................            290,246                 4.86                  6.79
William C. Muller Jr.(6).....................            463,450                 7.76                 11.53
Edward A. Vergopia...........................            235,000                 3.94                  5.96
James Christ (7).............................             96,914                 1.62                  2.31
Steven Shaker (8)............................            212,258                 3.56                  5.25
William C. Muller Sr. (9)....................            315,786                 5.29                  8.02
Joseph Shaker(10) ...........................            278,942                 4.67                  6.71
All Officers and Directors as a group
(7 persons)(5)...............................          2,597,096                37.45                 64.47

-----------
(1) The respective addresses of the beneficial owners are: Salvatore A. Vergopia and Edward A. Vergopia, c/o Westwood Lincoln Mercury, 55 Kinderkamack Road, Emerson, New Jersey 07630; Corey Shaker, 774 Straits Turnpike, Watertown Connecticut 06795; William C. Muller Jr., James Christ and William C. Muller Sr. c/o Muller Toyota, Inc., Route 31, PO Box J, Clinton, New Jersey, 08809; Steven Shaker, c/o Family Ford, Inc., 1200 Wolcott Street, Waterbury, Connecticut 06705 and Joseph Shaker, c/o CarDay Inc., 88 Pine Street, New York, New York.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages of beneficial ownership are calculated based the number of shares outstanding as of April 4, 2000, which includes 2,325,016 shares of Class A Common Stock and 3,706,068 shares of Class B common stock. Unless otherwise specified herein, shares of common stock shall be shares of Class B common stock of the Company.

(3)   Percentages based on number of shares of all classes.

(4) Includes 225,600 shares owned by his wife Janet and an option to purchase 1,000 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

(5) Includes (i) 15,980 shares held by the Edward Shaker Family Trust of which he is the Trustee and a beneficiary, (ii) 13,000 shares of Class A common stock, and (iii) and an option to purchase 12,166 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

(6) Includes 3,750 shares of Class A common stock and an option to purchase 6,666 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

(7) Includes an option to purchase 6,666 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

(8) Includes 2,500 shares of Class A common stock and an option to purchase 3,334 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

(9) All shares are owned by The William C. Muller Revocable Living Trust of which the William C. Muller Sr. is Trustee. William C. Muller Sr. is neither an officer or director.

(10) Includes (i) 15,980 shares held by the Richard Shaker Family Trust of which Mr. Shaker is the Trustee and a beneficiary, (ii) 40,000 share held by the Sadie Shaker Irrevocable Trust of which Mr. Shaker is Trustee,
      (iii) 4,184 shares of Class A common stock, and (iv) an option to purchase 12,166 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

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

Shaker Group. The Company leases, for an initial annual base rental of $240,000, the premises occupied by its Lincoln/Mercury dealership in Watertown, Connecticut from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet

Shaker. Corey Shaker is President, Chief Operating Officer and Vice President Connecticut Operations of Hometown and a principal stockholder of the Company. Corey Shaker is Vice President-Connecticut Operations and a principal stockholder of the Company. Steven Shaker is Vice President-Parts and Service and a principal stockholder of the Company. Joseph Shaker is a Consultant to the Company and the President and Chief Executive Officer of CarDay Inc., a subsidiary. Janet Shaker is a principal stockholder of the Company.

Muller Group. The Company leases, for an initial annual base rental of $360,000 and $396,000 respectively the premises occupied by its Toyota dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile/Isuzu dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is a Regional Vice President and Vice President-New Jersey operations and, prior to the Offering, was a 9.42% stockholder of Hometown.

Westwood. The Company leases, for an initial annual base rental of $360,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is Chairman of the Board and Chief Executive Officer of Hometown and, prior to the Offering, including shares owned by his wife, was a 17.63% stockholder of Hometown.

Exchange

      The executive officers, directors and holders of more than five percent of any class of the Company's voting securities who are listed in the table under "Principal Stockholders" received their stock in the Exchange.

Guarantees

      A Core Operating Company is the guarantor of a $2,000,000 credit facility from SEC Funding Corp. ("SFC") pursuant to which loans are made to third party purchasers of limousines. As at December 31, 1999 loans outstanding under this credit line were $37,000. SFC is owned by Salvatore and Edward Vergopia.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on April 14, 2000 on its behalf by the undersigned, thereunto duly authorized.

                                        Homwtown Auto Retailers, Inc.


                                        By: /s/ Corey Shaker
                                           -------------------------------------
                                           Corey Shaker, President and Chief
                                             Operating Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Salvatore A. Vergopia
------------------------------------    Chairman of the Board and
Salvatore A. Vergopia                   Chief Executive Officer

/s/ Corey Shaker
-----------------------------------     President,
Corey Shaker                            Chief Operating Officer and Director

/s/ John Rudy
-----------------------------------     Chief Financial Officer and Secretary
John Rudy

/s/ William C. Muller
-----------------------------------     Regional Vice President--Southern Region
William C. Muller                       and Director


-----------------------------------     Vice President--Fleet Operations
Edward A. Vergopia                      and Director

/s/ James Christ
-----------------------------------     General Manager--Muller Toyota
James Christ                            and Director

/s/ Joseph Shaker
-----------------------------------     Director
Joseph Shaker

/s/ Domenic Colasacco
-----------------------------------     Director
Domenic Colasacco

/s/ Louis I. Margolis
-----------------------------------     Director
Louis I. Margolis

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hometown Auto Retailers, Inc.:

      We have audited the accompanying consolidated balance sheets of Hometown Auto Retailers, Inc. (a Delaware Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of E.R.R. Enterprises, Inc., and subsidiaries for the year ended December 31, 1997. (see Note 1). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hometown Auto Retailers, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended and the results of operations and cash flows of E.R.R. Enterprises, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

New York, New York                                           ARTHUR ANDERSEN LLP
April 12, 2000

                          HOMETOWN AUTO RETAILERS, INC,

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                December 31,
                                                             ------------------
                                                               1999       1998
                     ASSETS                                  (Note 1)   (Note 1)
Current Assets:                                              ------------------
   Cash and cash equivalents                                 $ 1,635    $ 5,514
   Accounts receivable                                         6,101      4,665
   Inventories                                                51,455     30,554
   Prepaid expenses and other current assets                   2,095      1,183
   Deferred income taxes and taxes receivable                    523        412
                                                             -------    -------
      Total current assets                                    61,809     42,328
Property and equipment, net                                    8,415      2,293
Goodwill,  net                                                24,578     20,879
Other assets                                                   2,505        911
                                                             -------    -------
      Total assets                                           $97,307    $66,411
                                                             =======    =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable                                  $48,986    $29,624
   Accounts payable and accrued expenses                       4,787      4,798
   Current maturities of long-term debt                          708        946
   Other current bank borrowings                               2,200      1,200
                                                             -------    -------
      Total current liabilities                               56,681     36,568
Long-term debt                                                 9,051        375
Long-term deferred income taxes                                  200         --
Due to related parties                                            --        238
Other long-term liabilities                                      360         --
                                                             -------    -------
       Total liabilities                                      66,292     37,181
Commitments and contingencies (Note 14)

Stockholders' Equity:
   Preferred stock, $.001 par value, 2,000,000
   shares authorized, no shares issued                            --         --
   Common stock, Class A, $.001 par value,
   24,000,000 shares authorized,
   2,147,000 and 2,040,000 issued and
   outstanding, respectively                                       2          2
   Common stock, Class B, $.001 par value,
   3,760,000 shares authorized,
   3,753,000 and 3,760,000 issued and
   outstanding, respectively                                       4          4
   Additional paid-in capital                                 26,194     25,194
   Retained earnings                                           4,815      4,030
                                                             -------    -------
      Total stockholders' equity                              31,015     29,230
                                                             -------    -------
      Total liabilities and stockholders' equity             $97,307    $66,411
                                                             =======    =======

        The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC,

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                           For the Years Ended December 31,
                                       -----------------------------------------
                                           1999         1998          1997
                                         (Note 1)     (Note 1)      (Note 1)
 Revenues                              -----------------------------------------
   New vehicle sales                   $   173,481    $    70,068    $    29,345
   Used vehicle sales                       82,272         37,053         21,800
   Parts and service sales                  22,823         11,130          6,727
   Other, net                                6,917          3,265          1,624
                                       -----------    -----------    -----------
      Total revenues                       285,493        121,516         59,496
Cost of sales
   New vehicle sales                       163,416         65,790         27,505
   Used vehicle sales                       75,385         33,749         20,048
   Parts and service sales                   9,814          5,359          3,673
                                       -----------    -----------    -----------
Cost of sales                              248,615        104,898         51,226
                                       -----------    -----------    -----------
      Gross profit                          36,878         16,618          8,270
Amortization of goodwill                       600            212             --
Loss from operations of e-Commerce
subsidiary                                     515             --             --
Selling, general and administrative
expenses                                    32,045         17,510          7,715
                                       -----------    -----------    -----------
      Income (loss) from operations          3,718         (1,104)           555
Other income (expense)
   Interest expense, net                    (1,988)          (443)          (189)
   Other income (expense), net                 (95)            46            116
                                       -----------    -----------    -----------
      Income (loss) before taxes             1,635         (1,501)           482
Provision (benefit) for income taxes           850           (502)           166
                                       -----------    -----------    -----------
      Net income (loss)                $       785    $      (999)   $       316
                                       ===========    ===========    ===========
Earnings (loss) per share, basic       $       .13    $      (.28)   $       .17
                                       ===========    ===========    ===========
Earnings (loss) per share, diluted     $       .13    $      (.28)   $       .17
                                       ===========    ===========    ===========
Weighted average shares outstanding,
basic                                    5,875,342      3,513,333      1,880,000
Weighted average shares outstanding,
diluted                                  6,003,851      3,513,333      1,880,000

   The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC,
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                Class A               Class B         Additional               Total
                              Common Stock          Common Stock        Paid-in   Retained  Stockholders'
                            Shares    Amount      Shares     Amount     Capital   Earnings     Equity
                           --------  --------     ------     ------    --------   --------    --------
Balance at
December 31, 1996               --   $     --         --    $     --   $     69      4,713    $  4,782
Net Income                      --         --         --          --         --        316         316
                             -----   --------      -----    --------   --------   --------    --------
Balance at
December 31, 1997               --         --         --          --         69      5,029       5,098
Issuance of Class B
Common Stock in
exchange                        --         --      3,760           4         --         --           4
Stock split at offering        240         --         --          --         --         --          --
Public offering of
Common Stock, net of
offering expenses            1,800          2         --          --     25,125         --      25,127
Net loss                        --         --         --          --         --       (999)       (999)
                             -----   --------      -----    --------   --------   --------    --------
Balance at
December 31, 1998            2,040          2      3,760           4     25,194      4,030      29,230
Conversion of Class B
Common to Class A
Common                           7         --         (7)         --         --         --          --
Issuance of Class A
Common to acquire
Toyota of Newburgh             100         --         --          --      1,000         --       1,000
Net income                      --         --         --          --         --        785         785
                             -----   --------      -----    --------   --------   --------    --------
Balance at
December 31, 1999            2,147   $      2      3,753    $      4   $ 26,194   $  4,815    $ 31,015
                             =====   ========      =====    ========   ========   ========    ========

        The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     For the Years Ended December 31,
                                                    ---------------------------------
                                                       1999        1998        1997
                                                     (Note 1)    (Note 1)    (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $    785    $   (999)   $    316
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities -
   Depreciation and amortization                        1,130         451         184
   Gain on sale of assets                                  12         (43)         --
   Deferred income taxes                                  178        (755)         14
   Changes in assets and liabilities:
      Accounts receivable                                 133      (1,390)        177
      Inventories                                     (13,629)     (4,404)        895
      Prepaid expenses and other current assets          (913)       (139)       (166)
      Other assets                                       (752)        199         (38)
      Floor plan notes payable                         15,320       4,687        (888)
      Accounts payable, accrued expenses and
      accrued compensation                             (1,139)        (65)       (159)
                                                     --------    --------    --------
   Net cash provided by (used) in operating
   activities                                           1,125      (2,458)        335
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (6,187)       (398)       (102)
   Proceeds from sales of property and
   equipment                                               44         278          --
   Investment in website for development               (1,251)         --          --
   Acquisitions, net of cash acquired                  (3,832)     (6,799)         --
                                                     --------    --------    --------
   Net cash used in investing activities              (11,226)     (6,919)       (102)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                   9,406         105          60
   Principal payments of long-term debt                (1,495)       (111)       (126)
   Excess cash used to pay down floor plan notes       (2,538)         --          --
   Other current bank borrowings, net of
   repayments                                             500         (85)        (16)
   Due from/to related parties                            349      (1,269)        307
   Issuance of common stock                                --      12,712          --
                                                     --------    --------    --------
   Net cash provided by financing activities            6,222      11,352         225
Net increase (decrease) in cash and cash
equivalents                                            (3,879)      1,975         458
CASH AND CASH EQUIVALENTS, beginning of period          5,514       3,539       3,081
                                                     --------    --------    --------
CASH AND CASH EQUIVALENTS,  end of period            $  1,635    $  5,514    $  3,539
                                                     ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest                            $  3,513    $    886    $    458
                                                     ========    ========    ========
 Cash paid for - Taxes                               $  1,048    $    227    $    245
                                                     ========    ========    ========

   The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

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

      Formation of e-Commerce Subsidiary

      In June 1999, Hometown formed Hometown Operating Corporation ("CarDay.com") to operate an internet-based online auction site for the sale of mechanically certified, used vehicles carrying limited warranties. Hometown's investment of $41,000 represented 82% of the total investment and the remaining 18%, $9,000, was made by private investors, two of which were officers of Hometown. CarDay.com is included in the accompanying consolidated financial statements. The $9,000 investment by the private investors was offset against a portion of CarDay's operating loss, therefore, no minority interest exists in the consolidated Hometown results.

      Basis of Presentation

      In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown. The Acquisitions were acquired for cash.

      The accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, presents the operations of E.R.R. Enterprises, Inc. and Subsidiaries ("Shaker"), one of the Core Operating Companies which was identified as the accounting acquirer for financial presentation purposes in accordance with SAB No. 97 because its stockholders held the single largest voting interest subsequent to the Offering.

      The accompanying consolidated balance sheets as of December 31, 1999 and 1998, and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and 1998, present the consolidated operations of: (i) Shaker for all periods; and (ii) the remaining Core Operating Companies, the Acquisitions, effective with the respective acquisition dates.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

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

      Revenue Recognition

      Revenue for vehicle and parts sales is recognized upon delivery, passage of title to and acceptance by the customer. Revenue for vehicle service is recognized when the service has been completed.

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

      The Company may be charged back ("chargebacks") for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles. The reserves for future chargebacks are based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and service contract income, net of estimated chargebacks, are included in other dealership revenue in the accompanying consolidated financial statements.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

      Goodwill

      Goodwill represents the excess of purchase price over the estimated fair value of the net assets acquired and is being amortized over a 40 year period.

      Long-lived Assets

      The Company reviews long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

      Internal Use Software

      In accordance with the provisions Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and the Company's management has authorized further funding for the project which it deems is probable of being completed and used to perform the function intended. Through December 31, 1999, costs capitalized by the Company relate primarily to external direct costs related to the development of internal-use software and are included in other assets on the accompanying balance sheet.

      Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

      Interest Expense

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense net of floor plan interest assistance.

      Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash and cash equivalents, floor plan notes payable, current bank borrowings and long-term debt. The carrying amounts approximate fair value due mainly to the short maturity of those instruments.

      Long Term Debt

      The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

      Advertising and Promotion

      The Company expenses advertising and promotion as incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, contracts in transit and accounts receivable. The Company maintains cash balances at financial institutions that may, at times, be in excess of federally insured levels. Also, the Company grants credit to individual customers and local companies in the automobile repair business such as automotive parts stores, automotive mechanics, and automotive body repair shops. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to provide for potential credit losses.

      Earnings (loss) per Share

      "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of December 31, 1999 the Company had potentially dilutive securities related to a stock guarantee issued in connection with an acquisition (Note 10). As of December 31, 1998 and 1997, the Company did not have any potentially dilutive securities.

      "Earnings (loss) per share" and "Weighted average shares", for the year ended December 31, 1998, represents the weighted average of the outstanding equivalent Hometown shares of Shaker for seven months and outstanding shares of Hometown since the offering. The "Earnings (loss) per share" and "Weighted average shares", for the year ended December 31, 1997, are the weighted average of the outstanding equivalent Hometown shares of Shaker only.

      Stock-based Compensation

      The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company, as permitted, elected not to adopt the financial reporting requirements of SFAS No. 123, "Accounting for Stock Based Compensation," for stock based compensation granted to employees. Accordingly, the Company has disclosed in the notes to the consolidated financial statements, the proforma net loss for the periods presented as if the fair value based method was used in accordance with SFAS No. 123.

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

      Reclassification

      Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

      Segments

      The Company considers its business to be in a single segment, Automotive Retailing.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

      New Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." This statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

3. INVESTMENT IN e-COMMERCE SUBSIDIARY:

      The Company has invested in an e-commerce subsidiary, CarDay.com, which will operate within the retail automotive sales industry. One current officer, one previous officer and one outside director of the Company have personal investments in this venture and additional shares and options have been issued to officers of the subsidiary. As of December 31, 1999, the Company has an 82% ownership interest in the subsidiary. CarDay.com expects to provide both buyers and sellers of used cars with a more effective and efficient way to buy and sell used cars on the Internet, including a mechanism through which to complete a transaction, as well as offering car owners an array of financing, insurance, warranty, and other related products and services.

      CarDay.com has obtained bridge loan financing of $2.2 million from several major financial institutions. These loans were obtained without recourse against Hometown Auto Retailers, Inc.

      The financial statements of the Company for the year ended December 31, 1999, include start up and development expenses totaling $515 thousand relating to the e-commerce subsidiary. The balance sheet of the Company includes $653 thousand in cash, $658 thousand in property and equipment, and $1.25 million in other assets relating to CarDay.com. Liabilities attributable to the subsidiary in the Company's consolidated financial statements primarily include $2.2 million in short-term loans payable to two financial institutions. These loans were paid in full subsequent to year end (Note 19).

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

      Accounts receivable consist of the following:

                                                        12/31/99        12/31/98
                                                        --------        --------
                                                             (in thousands)
Due from manufacturers                                    $1,852          $1,602
Due from finance companies                                 3,175           1,451
Parts and service receivables                                588           1,066
Other                                                        486             546
                                                          ------          ------
   Total                                                  $6,101          $4,665
                                                          ======          ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

      Inventories consist of the following:

                                                        12/31/99        12/31/98
                                                        --------        --------
                                                             (in thousands)

New Vehicles                                             $39,760         $21,759
Used Vehicles                                             10,566           7,209
Parts, accessories and other                               1,129           1,586
                                                         -------         -------
   Total                                                 $51,455         $30,554
                                                         =======         =======

      Receivable from Finance Companies

      The Company uses, at certain dealerships, specialty financing companies that provide credit to customers with poor credit history. The Company is advanced approximately 70% of the financed amount and is paid the balance from the finance company when the loans are satisfied. The Company's receivable balance as of December 31, 1999 of $331,000, net of reserves for uncollectible amounts, is included in other assets in the consolidated balance sheet as of December 31, 1999. These receivables are classified as long-term due to the fact that the remaining balances are paid to the dealerships when the loans are satisfied. The average loan is approximately 3.5 years.

      Assets held for sale

      In connection with the combination of one of the Core Operating Companies, the Company acquired a parcel of property that is currently unimproved and not being used. The Company has committed to a plan to sell this property as soon as practical.

      The land is recorded at its carrying value of $500,000 which management believes is lower than the fair value less cost to sell, and is included in other current assets in the consolidated balance sheet as of December 31, 1999.

      Other Assets

      In connection with formation of CarDay.com, the Company has capitalized $1.25 million of costs related to the development of the internal-use software to be used by this subsidiary's internet website. These costs are included in other assets in the Company's consolidated balance sheet at December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

Accounts payable and accrued expenses consist of the following:

                                                       12/31/99        12/31/98
                                                       --------        --------
                                                            (in thousands)
Accounts payable, trade                                 $1,673         $2,237
Accrued compensation costs                                 382            268
Customer deposits                                          194            193
Reserve for finance, insurance and
   service contract chargebacks                            885          1,106
Other accrued expenses                                   1,653            994
                                                        ------         ------
   Total                                                $4,787         $4,798
                                                        ======         ======

Other long-term liabilities

      On September 30, 1999, the Company entered into a non-compete agreement with the previous owner of one of the Acquisitions. The payments under this agreement are due in equal installments over 46 months. The liability for the remaining obligation under the agreement, included in other long-term liabilities at December 31, 1999, was $360,000 representing the present value of the future payments to be made. The related asset is included in other assets on the accompanying consolidated financial statements and is being amortized over 10 years, representing the life of the non-compete agreement.

5. PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                            Estimated Useful
                                             Lives in Years   12/31/99       12/31/98
                                             --------------   --------       --------
                                                        (in thousands)
Land and land improvements                      15 to 20      $  3,809       $    247
Buildings and leasehold improvements           7 to 31.5         3,013          1,123
Machinery, equipment, furniture and fixtures     3 to 7          3,051          1,798
Vehicles                                           5               174            289
                                                              --------       --------
   Sub-total                                                    10,047          3,457
Less - accumulated depreciation                                 (1,632)        (1,164)
                                                              --------       --------
   Total                                                      $  8,415       $  2,293
                                                              ========       ========

      Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $530,000, $239,000 and $184,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

6. FLOOR PLAN NOTES PAYABLE AND INTEREST EXPENSE

      Floor plan notes payable reflects amounts payable for the purchase of vehicle inventory.

                                                       12/31/99        12/31/98
                                                       --------        --------
                                                             (in thousands)
FLOOR PLAN INTEREST:
Interest expense                                        $ 2,605        $  1,439
Interest assistance and subsidies                        (1,486)           (816)
                                                        -------        --------
   Net interest expense                                 $ 1,119        $    623
                                                        =======        ========

      On January 6, 1999, the Company refinanced the entire floor plan liability with General Electric Capital Corporation ("GE"). This credit facility is a revolving line of credit not specifically lent to purchase individual vehicles. Therefore, the loan balance cannot be allocated to vehicle categories. The floor plan arrangements permit the Company to finance its vehicle purchases and operating expenses. Such credit is secured by and, therefore, dependent upon new and used vehicle inventory levels. Maximum availability under the various lines was $50,422,000 and $30,875,000 as of December 31, 1999 and 1998, respectively.
Floor plan notes payable totaled $48,986,000 and $29,624,000 as of December 31, 1999 and 1998, respectively. Current availability at December 31, 1999 and 1998 was $1,436,000 and $1,251,000, respectively.

      Interest rates on the various floor plan liabilities ranged from 6.5% to 8.1% during 1999 and 8.8% to 9.5% during 1998. The GE financing arrangement includes a swing line that handles daily loan activity. The balance of the swing line is swept into the floor plan line once monthly. The interest rates on the swing line ranged from 7.8% to 8.35% during 1999. The floor plan arrangements that existed prior to the agreement with GE permitted the Companies to finance their vehicle purchases dependent upon new and used vehicle sales and inventory levels. The resultant liability was secured by the related inventory and normally by personal guarantees from the owners. Payments were due when the related vehicles were sold. Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the Company's cost of financing. The accompanying consolidated financial statements reflect interest expense net of floor plan assistance.

      Hometown failed to comply with four covenants in its loan agreement with GE as of December 31, 1999. GE waived these events of default as of December 31, 1999, however, there can be no assurance that the Company will not be in violation of these or any other covenants in the loan agreement at March 31, 2000 or at any time thereafter. There can be no assurance that GE will grant any waiver if an event of default occurs in the future. Upon the occurance of an event of default under its loan agreement with GE, not cured by the Company, it may be forced to pay the oustanding balance under its loan agreement, seek alternative sources of financing to the extent available, and/or substantially curtail operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

7. OTHER CURRENT BANK BORROWINGS

      One of the acquired dealerships had a $1,000,000 revolving line of credit. This line of credit bore interest at the prime rate (7.75% as of December 31, 1998) and expired in April 1998. By mutual agreement, the loan expiration was extended until the closing of the G.E. credit agreement on January 6, 1999. As of December 31, 1998, borrowings under this line of credit amounted to $1,000,000. This line of credit was repaid in full and closed in February 1999.

      One of the acquired dealerships had a $200,000 revolving line of credit. This line of credit bore interest at the prime rate (7.75% as of December 31, 1998) and expired in April 1998. By mutual agreement, the loan expiration was extended until the closing of the G.E. credit agreement on January 6, 1999. As of December 31, 1998, borrowings under this line of credit amounted to $200,000. This line of credit was repaid in full and closed in February 1999.

      Between August 26, 1999 and December 23, 1999, CarDay.com obtained several bridge loans (the "Bridge Loans") from two major financial institutions. The aggregate amount of these loans at December 31, 1999 was $2.2 million. All the loans are due in full on their respective nine month anniversary and all have a fixed interest rate of 5.5% per annum due on the date of maturity. These loans were obtained without recourse against Hometown Auto Retailers, Inc. Subsequent to year-end, concurrent with CarDay.com's equity financing arrangement (Note 19) the Bridge Loans were paid in full.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

8. LONG TERM DEBT

                                                                             12/31/99  12/31/98
                                                                             --------  --------
                                                                              (in thousands)

Real estate mortgage note payable, due in monthly installments
including interest at 10% and 10.13%, maturing on May 1, 2014                  $9,183   $   --

Mortgage note payable, due in monthly installments including interest at
10.5%, maturing in October 2006, relating to assets held for sale                 358      458

Notes payable for computer equipment, due in monthly installments including interest at rates ranging from 7.2% to 12.3%, maturing on various dates
through July 2003                                                                 179      318

Other                                                                              39      545
                                                                               ------   ------
                                                                                9,759    1,321
Less: Current portion                                                             708      946
                                                                               ------   ------

                                                                               $9,051   $  375

                                                                               ======   ======

Maturities of long-term debt for each of the next five years and thereafter are as follows:

                        Year ending                   Aggregate
                        December 31,                 Obligation
                      ----------------              ------------
                                                    (in thousands)
                            2000                       $   708
                            2001                           382
                            2002                           412
                            2003                           414
                            2004                           429
                         Thereafter                      7,414
                                                       -------
                                                       $ 9,759
                                                       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

9. RELATED PARTY TRANSACTIONS

      Operating Leases with Stockholder

      Certain officers of the Company lease premises to the dealerships under various operating leases (See Note 13).

      Due from related parties, included in other assets on the consolidated balance sheets, are as follows:

                                                                               12/31/99  12/31/98
                                                                               --------  --------
                                                                                  (in thousands)
Note receivable from a company owned by an officer of the Company,
non-interest bearing with payment due monthly at $2,000                          $ 193    $ 220

Advances to a Company officer and notes receivable from a company owned by an officer of the Company.  Non-interest bearing with payment due on demand
This amount was repaid in full in March 1999                                        --      351

Other, (net)                                                                       (11)      11
                                                                                 -----    -----
    Total                                                                        $ 182    $ 582
                                                                                 =====    =====

     Due to related parties are as follows:

Amounts due to an officer and a stockholder. Non-interest bearing with payment
due on demand                                                                    $  --    $ 238
                                                                                 -----    -----
   Total                                                                         $  --    $ 238
                                                                                 =====    =====

      Other:

      One of the dealerships purchases certain used vehicles from a company in which an officer of the Company is a shareholder. Vehicles purchased from such company for the years ended December 31, 1998 and 1997 aggregated approximately $356,000 and $312,000, respectively. There were no such purchases in 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

10. CAPITAL STRUCTURE, PUBLIC OFFERING AND PER SHARE DATA

      General

      The authorized capital stock of the Company consists of 29,760,000 shares of which 24,000,000 are shares of Class A Common Stock, par value $.001 per share, 3,760,000 are shares of Class B Common Stock, par value $.001 per share, collectively (the "Common Stock") and 2,000,000 are shares of Preferred Stock, par value $.001 per share, issuable in series. As of December 31, 1999, none of the Preferred Stock were outstanding, 3,753,000 shares of Class B Common were outstanding and 2,147,000 shares of Class A Common Stock were outstanding.

      Preferred Stock

      The Company's Certificate of Incorporation provides that its Board of Directors has the authority, without further action by the holders of the outstanding Common Stock, to issue up to two million shares of Preferred Stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. As of December 31, 1999, the Company does not have any Preferred Stock outstanding. The designations, rights and preferences of any Preferred Stock would be set forth in a Certificate of Designation which would be filed with the Secretary of the State of Delaware.

      Common Stock - Class A and Class B

      The Class A Common Stock and the Class B Common Stock each have a par value of $.001 per share and are identical in all respects, except voting rights and the convertibility of the Class B Common Stock. Subject to any special voting rights of any series of Preferred Stock that may be issued in the future, the holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Except as otherwise required by law, both Class A Common Stock and Class B Common Stock vote together as one class on all matters to be voted on by stockholders of the Company, including the election of directors. The Class A Common Stock is not convertible. The Class B Common Stock is convertible into Class A Common Stock on a share for share basis, at any time at the election of the holder and is automatically converted into Class A Common Stock upon any transfer to a person who is not then an officer or director of the Company or of a subsidiary of the Company. All of the outstanding shares of Class B Common Stock, representing approximately 94% of the aggregate voting power of the Company, are beneficially owned by the principals of the Core Operating Companies, including a majority of the Board of Directors of Hometown. Neither class of Common Stock has redemption, preemptive or sinking fund rights. Holders of both classes of Common Stock are entitled to dividends as and when declared by the Board of Directors from funds legally available therefore and, upon liquidation, dissolution or winding up of the Company, to participate ratably in all assets remaining after payment of all liabilities. All shares of Common Stock issued and outstanding are fully-paid and non-assessable.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

      Warrants

      In connection with this Offering, the Company granted to the Paulson Securities (the "Representative"), Representative's Warrants, entitling the holders thereof to purchase up to 180,000 shares of Class A Common Stock at a purchase price of $10.80 per share over a four year period commencing one year from the effective date of the Offering.

      Per Share Data

      The calculation of diluted earnings per share considers the potential dilutive effect of outstanding stock options to purchase 224,200, 10,000 and 40,000 shares of common stock at $9.00, $5.94, and $3.00 per share, respectively, and stock warrants to purchase 180,000 shares of Class A Common Stock at a purchase price of $10.80. As of December 31, 1999, no additional shares have been included in shares outstanding for the exercise of outstanding stock options and warrants as their effect would be anti-dilutive. The Company has guaranteed that the stock issued in connection with the acquisition of Toyota of Newburgh will have a market value of at least $1,000,000 by March 31, 2001. As of December 31, 1999, additional shares totaling 180,702 would need to be issued to comply with that guarantee.

The following represents a reconciliation from basic earnings per share to diluted earnings per share.

                                               Year Ended December 31,
                                          1999           1998            1997
                                        ----------------------------------------
Determination of shares:

Weighted average shares oustanding,
basic                                   5,875,342      3,513,333      1,880,000

Potentially dilutive common shares        128,509             --             --
                                        =========      =========      =========

Weighted average shares outstanding,
diluted                                 6,003,851      3,513,333      1,880,000
                                        =========      =========      =========

Earnings (loss) per share, basic        $     .13      $    (.28)     $     .17
                                        =========      =========      =========

Earnings (loss) per share, diluted      $     .13      $    (.28)     $     .17
                                        =========      =========      =========


11. INCOME TAXES

      Federal and state income taxes (benefits) are as follows:

                                      12/31/99         12/31/98         12/31/97
                                      --------         --------         --------
                                                     (in thousands)
Federal:
    Current                            $   431           $(611)           $ 103
    Deferred                               176              50                7
State:
    Current                                241              46               49
    Deferred                                 2              13                7
                                       -------           -----            -----
   Total                               $   850           $(502)           $ 166
                                       =======           =====            =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

      Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34% to income (losses) before income taxes as follows:

                                                 12/31/99   12/31/98   12/31/97
                                                 --------   --------   --------
Provision at the statutory rate                     34.0%   (34.0 %)     34.0 %
Increase (decrease) resulting from:
    State income tax, net of benefit for
       federal deduction                             9.0%    (4.0 %)      6.0 %
       Non-deductible goodwill                       7.0%     3.3 %        --
    Other                                            2.0%     1.3 %      (5.6 %)
                                                 --------  --------    --------
Effective tax rate                                 52.0 %  (33.4 %)      34.4 %
                                                 ========  ========    ========

      Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                             12/31/99   12/31/98
                                                             --------   --------
                                                               (in thousands)
Deferred tax assets:
    Reserves and accruals not deductible
    until paid                                               $   311    $ 1,055
    Net operating loss carryforwards                              --        611
                                                             -------    -------
    Total assets                                                 311      1,666
Deferred tax liabilities:
    LIFO recapture                                           (   234)    (1,040)
    Amortization of goodwill                                 (   141)       (44)
    Depreciation                                             (     2)      (170)
    Other                                                    (   134)        --
                                                             -------    -------
    Total liabilities                                        (   511)    (1,254)
                                                             -------    -------
    Net deferred tax asset (liability)                       $  (200)   $   412
                                                             =======    =======

      Certain of the dealerships acquired changed their method of accounting for inventories of new vehicles from LIFO to FIFO, which resulted in an additional income tax liability. The liability is payable over a four year period beginning in 1999.

12. ADVERTISING AND PROMOTION

      The Company expenses advertising and promotion as incurred. Advertising and promotion expenses, net of manufacturers' rebates and assistance, were approximately $2,864,000, $1,202,000 and $793,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

13. OPERATING LEASES

      The Company has executed leases for the premises occupied by its dealerships. Certain of the leases are with related parties. The minimum rental commitments required under these operating leases after December 31, 1999 are as follows:

    Year ending                    Total             Related
   December 31,                  Obligation          Parties              Other
 ----------------               ------------       ------------          -------
                                               (in thousands)
       2000                        $2,363           $  1,668              $  695
       2001                         2,174              1,668                 506
       2002                         2,174              1,668                 506
       2003                         2,074              1,668                 406
       2004                         1,930              1,668                 262
    Thereafter                     15,182             14,318                 864
                                  -------           --------             -------
       Total                      $25,897           $ 22,658             $ 3,239
                                  =======           ========             ======

      Total expense for operating leases and rental agreements was $2,815,000, $1,239,000 and $480,000 for the years ending December 31, 1999, 1998 and 1997, respectively.

      Total expense for operating leases and rental agreements with related parties was $1,848,000, $1,060,000 and $480,000 for the years ending December 31, 1999, 1998 and 1997, respectively.

14. COMMITMENTS AND CONTINGENCIES

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

      Guaranties

      One of the Company's dealerships enters into various arrangements whereby the Company guarantees or partially guarantees loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 1999, the Company fully guaranteed limousine vehicle loans aggregating approximately $6,900,000.

      (ii) Portfolio of vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 1999, the Company fully guaranteed vehicle loans associated with these customers aggregating approximately $1,300,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

      The Company has provided a reserve for potential future default costs associated with the guarantees based on available historical information.

15. EMPLOYEE BENEFIT PLANS

      In October, 1999, the Company amended and restated the E.R.R. Enterprises, Inc. Profit Sharing/401(k) Plan, (the "Amended Plan") into the Hometown Auto Retailers, Inc. 401(k) Plan (the "Plan") effective October 1, 1999, for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitation. The Company may make annual matching contributions to the Plan at its discretion. Contributions to be made by the Company to the Plan are $48,000 for the year ended December 31, 1999 and is included in accounts payable and accrued expenses on the acompanying balance sheet as of December 31, 1999. Contributions under the Amended Plan were $40,000, $33,000 and $24,000 in 1999, 1998 and 1997, respectively.

16. STOCK OPTION PLAN

      In February 1998, in order to attract and retain persons necessary for the success of the Company, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 480,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan, officers, directors, key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Stock Option Plan, which expires in January 2008, is administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

      As of the effective date of the offering, options for an aggregate of 295,555 shares, exercisable at the Offering price during a five year period, were granted to eight officers and ten other employees of the Company and were outstanding under the Stock Option Plan. In addition, options for 5,000 shares were granted to two of the Company's outside directors upon their taking office. These options, which will be exercisable at the fair market value per share on the date of grant, will be exercisable for 50% of the shares covered immediately upon grant and for the remainder of the shares following one year's service. On December 8, 1999, options for 40,000 shares were granted to one officer and one other employee of the Company, with an exercise price equal to the fair market value of the Company's Common Stock on the date of issuance. These options will be exercisable for one-third of the shares covered thereby each year thereafter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

         The following tables summarize information about stock option activity and amounts:

                                                                  Weighted Average     Weighted Average
                                           Number of Shares        Price per Share         Fair Value
                                           ----------------       ----------------     ----------------
Balance at December 31, 1997                         --                 $   --
Options Granted                                 305,555                   8.90                $ 3.51
Canceled                                         (8,000)                  9.00
                                               --------                 ------
Balance at December 31, 1998                    297,555                   8.90

Options Granted                                  51,200                   4.31                $ 1.03
Canceled                                        (74,555)                  9.00
                                               --------                 ------
Balance at December 31, 1999                    274,200                 $ 8.01
                                               ========                 ======
Exerciseable at December 31, 1999                84,733                 $ 8.64
                                               ========                 ======


                   Number of Options                            Weighted Average         Options
   Range of          Outstanding at       Weighted Average       Exercise Price        Exercisable     Weighted Avg.
Exercise Prices         12/31/99           Remaining Life           Per Share          at 12/31/98     Exercise Price
---------------    -----------------      ----------------      ----------------       -----------     --------------
   $3 to $9             274,200                 8.83                  $8.01              84,733            $8.64

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

      In 1999, the dividend yield was assumed to be 0%, the risk-free interest rate was 6.48%, the expected option life was 3 years and the expected volatility was 40.0%. In 1998, the dividend yield was assumed to be 0%, the risk-free interest rate was 5.52%, the expected option life was 3 years and the expected volatility was 49.25%.

      As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value under Accounting Principles Board ("APB") Opinion No, 25. Accordingly, no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

     (in thousands, except per share amounts)                  1999        1998
                                                              ------      ------

     Net Income as reported                                   $ 785     $  (999)
     Estimated fair value of option grants, net of tax          (19)         (6)
                                                              -----     -------

     Net income (loss) (adjusted)                             $ 766     $(1,005)
                                                              =====     =======

     Adjusted earnings per share, basic                       $ .13     $  (.29)
                                                              =====     =======

     Adjusted earnings per share, diluted                     $ .13     $  (.29)
                                                              =====     =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

17. SEGMENTS

      The Company's management considers its business to be in a single segment-Automotive Retailing. The Company's sales and services are through similar distribution channels, and the Company's customers are similar for all sources of revenues. Management evaluates its operating results by dealership, which are all located in the Northeastern United States.

18. ACQUISITIONS

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

      On January 1, 1999, Hometown acquired Morristown Lincoln Mercury from a related party for $.5 million in cash. This acquisition has been accounted for using the purchase method of accounting, resulting in goodwill of approximately $0.4 million.

      On February 12, 1999, Hometown exercised its option to purchase the real estate used by its Bay State Lincoln Mercury dealership pursuant to the Supplemental Agreement dated August 14, 1998 between Hometown and LM-1 LLC. The purchase price was $4.0 million. The purchase price and the planned improvement and ongoing expansion of the facility was financed by a $5.8 million capital loan from Falcon Financial, LLP.

      On April 1, 1999, Hometown acquired Newburgh Toyota. The purchase price was $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. Concurrent with the closing of the dealership, Hometown purchased the real estate for $0.8 million. The cash portion of the purchase price has been financed by a $3.5 million capital loan from Falcon Financial, LLP and $0.2 million of working capital. This acquisition has been accounted for using the purchase method of accounting, resulting in goodwill of approximately $2.7 million.

      On November 3, 1999, Hometown purchased a Mazda franchise, special parts, signage and new car inventory for $0.8 million. This franchise was tucked into the Company's Framingham, Massachusetts dealership and will co-exist with the Lincoln/Mercury's until showroom space can be added for the Mazda new cars. This acquisition has been accounted for using the purchase method of accounting, resulting in goodwill of approxmiately $0.7 million.

      Goodwill created in the acquisitions represents the excess of purchase price over management's estimate of the fair value of the net assets acquired. Goodwill consists of the following:

                 Common                             Net Deficit Assumed          Total
                Stock (1)          Cash (2)          Upon Acquisition        Consideration
                ---------          --------         -------------------      -------------
                                             (in thousands)
 Total           $ 13,220          $ 11,652                $ 518               $ 25,390
                 ========          ========               ======                ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

(1) The Company's executive officers, directors and 5% stockholders have agreed with the Representative that they would not sell or otherwise dispose of any Common Stock or any securities convertible into Common Stock of the Company without the prior written consent of the Representative until July 27, 1999. The fair value of these shares, which has been supported through independent appraisals, has been adjusted to reflect, among other things, these restrictions. After the lock-up period, such shares of Common Stock were eligible for sale in the public market pursuant to Rule 144 if the conditions of that Rule have been met. The Company is unable to estimate the amount of restricted securities that will be sold under Rule 144 because this will depend, among other factors, on the market price for the shares of Common Stock and the personal circumstances of the sellers.

(2) The cash portion of the purchase price includes amounts paid to the former shareholders and $200,000 of transaction fees.

      The goodwill is being amortized over a 40 year period. The cumulative amount of goodwill amortization through December 31, 1999 is $812,000.

      The following pro forma combined data represents a summation of certain data on an historical basis on the assumption that the combination of the Core Operating Companies, the Acquisitions, and the Offering had occurred on January 1, 1997, and includes the effects of the specific pro forma adjustments. This data may not be comparable to and may not be indicative of Hometown's post-combination results of operations because the acquired dealerships were not under control of management.

                                                  For the Years
                                                Ended December 31,
                                                   (unaudited)
                                      -------------------------------------
(in thousands, except per share data)   1999           1998          1997
                                      --------      ---------      --------

Total revenues                        $297,274      $ 297,308      $307,631

Net income                            $  1,085      $   2,187      $  3,671

Earnings per share, basic             $   0.18      $    0.37      $   0.62

Earnings per share, diluted           $   0.18      $    0.36      $   0.62


19. SUBSEQUENT EVENTS

      CarDay.com

      During 1999, the Company invested in an e-Commerce subisidiary, CarDay.com. CarDay is an internet auction site that offers a buying experience with many of the features generally not available outside the traditional dealership environment. In January 2000, CarDay.com obtained $25 million equity financing from a group of venture capital firms. As a result, Hometowns ownership interest in CarDay was reduced from approximately 82% to approximately 15%. At December 31, 1999, the organizational and website development costs of CarDay are included in operating expenses in the consolidated financial statements of Hometown. Such expenses totaled $515,000 in 1999. Subsequent to January 20, 2000, the operating results of CarDay will not be reflected in Hometown's financial statements as Hometown's ownership interest has fallen below 20%.

      Brattleboro Jeep

      On January 12, 2000, Hometown completed the acquisition of a Jeep franchise in Brattleboro, Vermont for $550,000. As part of this acquisition, the Company also purchased the new vehicle inventory totaling $269,000. The operations of this franchise have been included as part of Hometowns existing Brattleboro Chrysler/Plymouth/Dodge dealership.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hometown Auto Retailers, Inc:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Hometown Auto Retailers, Inc., and E.R.R. Enterprises, Inc. and Subsidiaries included in this annual report on Form 10K and have issued our report thereon dated April 12, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

New York, New York
April 12, 2000

                                   SCHEDULE II

             Additions charged Other Costs and Expenses Adjustments
                      VALUATION AND QUALIFYING ACCOUNT (1)
              For the years ended December 31, 1999, 1998 and 1997

                                          Balance at     charged to     Deductions,       Other        Balance at
                                          Beginning      Costs and       net of         Adjustments      End
Account Description                         of Year       Expenses      Write-offs         (1)          of Year
                                          ----------     ----------     ----------      ----------     --------
Reserve for finance, insurance and
    service contract charge-backs
    Year ended December 31, 1999          $  707,000     $  (86,000)    $ (206,000)     $ (150,000)    $265,000
                                          ==========     ==========     ==========      ==========     ========
    Year ended December 31, 1998          $   40,000     $  102,000     $ (233,000)     $  798,000     $707,000
                                          ==========     ==========     ==========      ==========     ========
    Year ended December 31, 1997          $   51,000     $       --     $  (11,000)     $       --     $ 40,000
                                          ==========     ==========     ==========      ==========     ========

Reserve for uncollectible long-term
    finance contracts
    Year ended December 31, 1999          $   60,000     $  383,000     $       --      $       --     $443,000
                                          ==========     ==========     ==========      ==========     ========
    Year ended December 31, 1998          $       --     $   60,000     $       --      $       --     $ 60,000
                                          ==========     ==========     ==========      ==========     ========

Reserve for guarantees on finance
    Contracts
    Year ended December 31, 1999          $  217,000     $   13,000     $       --      $  150,000     $380,000
                                          ==========     ==========     ==========      ==========     ========
    Year ended December 31, 1998          $       --     $   35,000     $       --      $  182,000     $217,000
                                          ==========     ==========     ==========      ==========     ========

Reserve for policy work expenses
    Year ended December 31, 1999          $  185,000     $   (5,000)    $       --      $       --     $180,000
                                          ==========     ==========     ==========      ==========     ========
    Year ended December 31, 1998          $       --     $       --     $       --      $  185,000     $185,000
                                          ==========     ==========     ==========      ==========     ========

Reserve for wholesale vehicle losses
    Year ended December 31, 1999          $  100,000     $  113,000     $       --      $       --     $213,000
                                          ==========     ==========     ==========      ==========     ========
    Year ended December 31, 1998          $       --     $       --     $       --      $  100,000     $100,000
                                          ==========     ==========     ==========      ==========     ========

(1) Primarily purchase accounting adjustments