Form 10-Q
period 2000-03-31
HOMETOWN AUTO RETAILERS INC
filed 2000-05-22
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                        Commission file number: 000-24669

                          HOMETOWN AUTO RETAILERS, INC.
             (Exact name of Registrant as specified in its charter)

                        Delaware                     06-1501703
           (State or other jurisdiction of         (IRS Employer
            incorporation or organization)       Identification No.)

                              774 Straits Turnpike
                               Watertown, CT 06795
               (Address of principal executive offices) (Zip code)

                                 (860) 945-6900
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                            Title                             Outstanding
------------------------------------------------             --------------
Common Stock, Class A, par value $.001 per share               2,294,016
Common Stock, Class B, par value $.001 per share               3,703,000

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          HOMETOWN AUTO RETAILERS, INC.

                              BASIS OF PRESENTATION

      The accompanying historical balance sheets as of March 31, 2000 and December 31, 1999, the statements of operations and the statement of cash flows for the three months ended March 31, 2000 and March 31, 1999, present the consolidated operations of Hometown Auto Retailers, Inc.

      The Company believes that; (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of March 31, 2000; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

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

                          HOMETOWN AUTO RETAILERS, INC,
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                   March 31,           December 31,
                                  ASSETS                                             2000                  1999
                                                                                   (Note 2)              (Note 2)
                                                                                 -------------        -------------
Current Assets
   Cash and cash equivalents                                                        $ 1,132              $ 1,635
   Accounts receivable, net                                                           8,501                6,101
   Inventories                                                                       44,256               51,455
   Prepaid expenses and other current assets                                          2,647                2,618
                                                                                    -------              -------
      Total current assets                                                           56,536               61,809

Property and equipment, net                                                           7,653                8,415
Equity investment in e-commerce company                                               2,863                   --
Goodwill, net                                                                        25,116               24,578
Other assets                                                                          1,314                2,505
                                                                                    -------              -------
      Total Assets                                                                  $93,482              $97,307
                                                                                    =======              =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Floor plan notes payable                                                         $43,673              $48,986
   Accounts payable and accrued expenses                                              4,499                4,787
   Current maturities of long-term debt                                                 677                  708
   Other current bank borrowings                                                         --                2,200
                                                                                    -------              -------
      Total current liabilities                                                      48,849               56,681
Long-term debt                                                                        8,958                9,051
Long-term deferred income taxes                                                       1,698                  200
Other long-term liabilities                                                             338                  360
                                                                                    -------              -------
       Total liabilities                                                             59,843               66,292

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
     authorized, no shares issued and outstanding                                          --                   --
   Common stock, Class A, $.001 par value, 24,000,000
     shares authorized, 2,294,016 and 2,040,000 issued and outstanding;                   2                    2
   Common stock, Class B, $.001 par value, 3,760,000
     shares authorized, 3,703,000 and 3,760,000 issued and outstanding                    4                    4
   Additional paid-in capital                                                        28,780               26,194
   Retained earnings                                                                  4,853                4,815
                                                                                    -------              -------
      Total stockholders' equity                                                     33,639               31,015
                                                                                    -------              -------
      Total liabilities and stockholders' equity                                    $93,482              $97,307
                                                                                    =======              =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC,
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                     --------------------------------------
                                                                           2000                    1999
                                                                     -------------            -------------
Revenues
   New vehicle sales                                                    $  46,150                $  35,599
   Used vehicle sales                                                      20,358                   16,776
   Parts and service sales                                                  5,702                    4,908
   Other dealership revenues, net                                           1,816                    1,347
                                                                        ---------                ---------
      Total revenues                                                       74,026                   58,630

Cost of sales
   New vehicle sales                                                       43,746                   33,663
   Used vehicle sales                                                      18,604                   15,270
   Parts and service sales                                                  2,463                    2,091
                                                                        ---------                ---------
Cost of sales                                                              64,813                   51,024
                                                                        ---------                ---------
      Gross profit                                                          9,213                    7,606

Amortization of goodwill                                                      163                      136
Selling, general and administrative
   expenses                                                                 8,535                    6,925
                                                                        ---------                ---------
      Income from operations                                                  515                      545

Other expense
   Interest expense, net                                                     (475)                    (293)
   Other income (expense), net                                                 28                       (1)
                                                                        ---------                ---------
      Income before taxes                                                      68                      251

Provision for income taxes                                                     30                      100
                                                                        ---------                ---------
      Net income                                                        $      38                $     151
                                                                        =========                =========
Earnings per share, basic (Note 3)                                      $    0.01                $    0.03
Earnings per share, diluted (Note 3)                                    $    0.01                $    0.03
Weighted average shares outstanding, basic (Note 3)                     5,988,861                5,800,000
Weighted average shares outstanding, diluted (Note 3)                   6,022,194                5,800,000


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              HOMETOWN AUTO RETAILERS, INC,
                        UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
                                      (in thousands)

                                                Class A                   Class B
                                             Common Stock              Common Stock          Additional                     Total
                                          ------------------        -------------------       Paid-in     Retained     Stockholders'
                                          Shares      Amount        Shares       Amount       Capital     Earnings        Equity
                                          ------      ------        ------       ------       -------     --------     ------------
Baiance at
  December 31, 1999                        2,147      $     2        3,753       $     4      $26,194      $ 4,815        $31,015
Conversion of Class B
  Common to Class A
  Common                                      50           --          (50)           --           --           --             --
Issuance of Class A
  Common Stock                                97           --           --            --          326           --            326
Valuation adjustment
  to e-Commerce
  Subsidiary                                  --           --           --            --        2,260           --          2.260
Net income                                    --           --           --            --           --           38             38
                                           -----      -------        -----       -------       -------     -------        -------
Balance at
  March 31, 2000                           2,294      $     2        3,703       $     4       $28,780     $ 4,853        $33,639
                                           =====      =======        =====       =======       =======     =======        =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         HOMETOWN AUTO RETAILERS, INC.
                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                For the Three Months ended
                                                                                        March 31,
                                                                           -----------------------------------
                                                                                2000                  1999
                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $    38                $   151
Adjustments to reconcile net income
   to net cash provided by operating activities -
   Depreciation and amortization                                                  360                    238
   Deferred income taxes                                                          (87)                    --
   Changes in assets and liabilities:
      Accounts receivable, net                                                 (2,400)                  (724)
      Inventories                                                               7,199                  2,984
      Prepaid expenses and other current assets                                   259                   (481)
      Other assets                                                                (60)                   (34)
      Floor plan notes payable                                                 (5,313)                  (143)
      Accounts payable and accrued expenses                                       111                 (1,278)
      Other liabilities                                                           (24)                    --
                                                                              -------                -------
   Net cash provided by operating activities                                       83                    713
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (55)                  (113)
   Proceeds from sales of property and equipment                                   24                     25
   Acquisition, net of cash acquired                                             (757)                  (423)
                                                                              -------                -------
   Net cash used in investing activities                                         (788)                  (511)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                              --                     34
   Principal payments of long-term debt                                          (124)                  (621)
   Payments of floor plan notes                                                    --                 (2,538)
   Other current bank borrowings, net of repayments                                --                 (1,200)
   Due from/to related parties                                                     --                    290
   Issuance of common stock                                                       326                     --
                                                                              -------                -------
   Net cash provided by (used in) financing activities                            202                 (4,035)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (503)                (3,833)
CASH AND CASH EQUIVALENTS, beginning of period                                  1,635                  5,514
                                                                              -------                -------
CASH AND CASH EQUIVALENTS,  end of period                                     $ 1,132                $ 1,681
                                                                              =======                =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest                                                     $   442                $   554
 Cash paid for - Taxes                                                            113                    390

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION:

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 11 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. The company's dealerships offer 13 American and Asian automotive brands; Chevrolet, Chrysler, Daewoo, Dodge, Ford, Isuzu, Jeep, Lincoln, Mazda, Mercury, Oldsmobile, Plymouth and Toyota. Hometown's purpose is to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      The accompanying historical balance sheets as of March 31, 2000 and December 31, 1999, the statements of operations and the statement of cash flows for the three months ended March 31, 2000 and March 31, 1999, present the consolidated operations of Hometown Auto Retailers, Inc. The Company believes that; (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of March 31, 2000; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

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

      Use of estimates

      The financial statements and related disclosures have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

      New Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." This statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

              HOMETOWN AUTO RETAILERS, INC. NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

      Investments

      SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that the Company account for its equity investment in an e-commerce company, CarDay.com, as an available-for-sale security, reported at fair value and adjusted for other-than-temporary declines in value. Unrealized gains and losses are excluded from earnings and reported in a separate component of shareholders' equity (net of the effect of income taxes) until sold. The Company does not believe there has been a change in the fair value of the investment during the quarter ended March 31, 2000.

      Sale of Subsidiary Stock

      In January 2000, a majority owned subsidiary of the Company, CarDay.com, obtained equity financing, which reduced the Company's ownership percentage to approximately 15% (11.7% on a fully diluted basis). The Company has treated the resulting increase in value of the investment as an increase in additional paid in capital. The Company believes that any similar transactions are unlikely.

3.    EARNINGS PER SHARE:

      "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of March 31, 2000, the Company had potentially dilutive securities relating to both stock options and a stock guarantee issued in connection with an acquisition (Note 8). As of March 31, 1999, the Company did not have any potentially dilutive securities.

4.    RECEIVABLES:

      One company, which represents approximately $800,000 of outstanding receivables, has ceased payment on its obligation to Hometown. Hometown obtained and docketed a judgment against that company for the amount due plus interest on May 10, 2000. On May 12, 2000, a petition for bankruptcy under Chapter 7 was filed against such company by certain of its other creditors. Management is pursuing recovery by executing on the judgment obtained and investigating insurance coverage, but is unable to estimate the ultimate level of recovery at this time. Hometown has reversed the profit on these transactions, but has not made any provision against the receivables (pursuant to FASB 5) in the consolidated financial statements as of March 31, 2000. Hometown is not currently entering into any new contracts with this company.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    INVENTORIES:

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                   3/31/00    12/31/99
                                                 ----------  ----------
                                                     (in thousands)
         New Vehicles                             $ 33,990    $ 39,760
         Used Vehicles                               8,867      10,566
         Parts, accessories and other                1,399       1,129

                                                  --------    --------
            Total Inventories                     $ 44,256    $ 51,455
                                                  ========    ========

6.    INVESTMENT IN E-COMMERCE SUBSIDIARY:

      The Company invested in an e-commerce subsidiary, CarDay, Inc. ("CarDay.com"), which operates within the retail automotive sales industry. One current officer, one previous officer and one outside director of the Company have personal investments in this venture and additional shares and options have been issued to officers of the subsidiary. As of December 31, 1999, the Company had an 82% ownership interest in the subsidiary. CarDay.com provides both buyers and sellers of used cars with a more effective and efficient way to buy and sell used cars on the Internet, including a mechanism through which to complete a transaction, as well as offering car owners an array of financing, insurance, warranty, and other related products and services.

      On January 20, 2000, CarDay.com obtained $25 million in equity financing. As a result, Hometown's ownership interest in CarDay was reduced from 82% to approximately 15% (11.7% on a fully diluted basis). In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary", the Company has treated the resulting increase in the value of the investment as an increase in Additional Paid-in Capital, net of deferred taxes.

7.    FLOOR PLAN NOTES PAYABLE:

      The Company funds its working capital needs with a revolving line of credit (herein referred to as the "floor plan notes payable") from GE Capital Corporation ("GE"). As of March 31, 2000, the Company had $43.7 million of floor plan notes payable outstanding, bearing interest of LIBOR plus 160 basis points. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $640,000 for the quarter ended March 31, 2000. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $445,000 for the quarter, leaving net floor plan interest for the quarter of $195,000.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Hometown failed to comply with three covenants in its loan agreement with GE as of March 31, 2000. Those covenants were the current ratio for the "specified borrowers" loan (1.05 compared to 1.10 required), the interest coverage ratio for the "borrowers" loan (1.64 compared to 2.00 required) and the debt service ratio for the "borrowers" loan (2.21 compared to 2.50 required). GE waived these events of default as of March 31, 2000, although, there can be no assurance that the Company will not be in violation of these or any other covenants at June 30, 2000 or any time thereafter. There can be no assurance that GE will grant any waiver if an event of default occurs in the future. Upon the occurrence of an event of default under its loan agreement with GE, not cured by the Company, it may be forced to pay the outstanding balance under its loan agreement, seek alternative sources of financing to the extent available, and/or substantially curtail operations. GE did not assess any fees for granting this waiver.

8.    BUSINESS COMBINATIONS:

      On January 12, 2000, Hometown purchased a Jeep franchise, special tools and signage for $0.75 million. This franchise was tucked into the Company's existing Brattleboro, Vermont dealership. This acquisition was accounted for using the purchase method of accounting, resulting in goodwill of approximately $0.75 million.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis are based on the historical financial statements of Hometown Auto Retailers, Inc.

Overview

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 11 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. The company's dealerships offer 13 American and Asian automotive brands; Chevrolet, Chrysler, Daewoo, Dodge, Ford, Isuzu, Jeep, Lincoln, Mazda, Mercury, Oldsmobile, Plymouth and Toyota. Hometown's purpose is to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England.

Operating Strategy

      The Company operates its dealerships as local businesses, responsive to the communities they serve. Adminsitratively, Hometown standardizes and centralizes many functions in order to simplify operations and utilize scale economies. The Company also implements best practices that have been successful at other franchises and in other retail segments throughout its dealer network. This integration and implementation of best practices may present opportunities to increase revenues and reduce costs but may also necessitate additional costs and expenditures for corporate administration, including expenses necessary to implement the Company's acquisition strategy. These various costs and possible cost-savings and revenue enhancements may make historical operating results not comparable to, or indicative of, future performance.

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      The total revenue by category for Hometown for the quarters ended March 31, 2000 and March 31, 1999, are as follows:

                                           For the three months ended
                                                    March 31,
                                              2000           1999
                                           ---------      ---------
                                                 (in thousands)
New vehicle                                $  46,150      $  35,599
Used vehicle - retail                         16,780         14,410
Used vehicle - wholesale                       3,578          2,366
Parts and service                              5,702          4,908
F&I and other                                  1,816          1,347
                                           ---------      ---------
Total Revenue                              $  74,026      $  58,630
                                           =========      =========

      The units sold by category for Hometown for the quarters ended March 31, 2000 and March 31, 1999, are as follows:

                                          For the three months ended
                                                    March 31,
                                             2000            1999
                                           ---------      ---------
New vehicle                                    1,804          1,361
Used vehicle - retail                          1,290          1,036
Used vehicle - wholesale                         832            625
                                           ---------      ---------
Total units sold                               3,926          3,022
                                           =========      =========

      The new vehicle revenue by manufacturer for Hometown for the quarters ended March 31, 2000 and March 31, 1999, are as follows:

                                          For the three months ended
                                                    March 31,
                                             2000         1999
                                           ---------      --------
                                                 (in thousands)
Ford Motor                                 $  24,380      $  22,852
Toyota Motor                                  13,920          6,181
Daimler Chrysler                               4,243          4,657
GM                                             1,772          1,450
All Other                                      1,835            459
                                           ---------      ---------
Total Revenue                              $  46,150      $  35,599
                                           =========      =========

      The new vehicle units sold by manufacturer for Hometown for the quarters ended March 31, 2000 and March 31, 1999, are as follows:

                                          For the three months ended
                                                    March 31,
                                              2000          1999
                                           ---------      --------
Ford Motor                                       856            828
Toyota Motor                                     615            268
Daimler Chrysler                                 167            181
GM                                                74             60
All Other                                         92             24
                                           ---------      ---------
Total units sold                               1,804          1,361
                                           =========      =========

      The gross profit by category for Hometown for the quarters ended March 31, 2000 and March 31, 1999, are as follows:

                                          For the three months ended
                                                    March 31,
                                              2000          1999
                                           ---------      --------
                                                 (in thousands)
New vehicle                                $   2,404      $   1,936
Used vehicle - retail                          1,823          1,543
Used vehicle - wholesale                         (69)           (37)
Parts and service                              3,239          2,817
F&I and other                                  1,816          1,347
                                           ---------      ---------
Total Gross Profit                         $   9,213      $   7,606
                                           =========      =========

      The gross profit percent of revenue by category for Hometown for the quarters ended March 31, 2000 and March 31, 1999, are as follows:

                                           For the three months ended
                                                    March 31,
                                              2000           1999
                                           ---------      ---------
New vehicle                                      5.2%           5.4%
Used vehicle - retail                           10.9%          10.7%
Used vehicle - wholesale                        (1.9)%         (1.6)%
Parts and service                               56.8%          57.4%
F&I and other                                  100.0%         100.0%
                                           ---------      ---------
Total Gross Profit percent                      12.4%          13.0%
                                           =========      =========

Three months ended March 31, 2000 compared with three months ended March 31, 1999.

      Revenue

      Total Revenue increased $15.4 million, or 26.3% from $58.6 million for three months ended March 31, 1999 to $74.0 million for three months ended March 31, 2000. This increase was primarily due to the acquisition of a Toyota franchise in New York State ("Toyota of Newburgh"), which added $11.8 million to revenues in the first quarter of 2000. Same store revenues were up $3.7 million, or 6.3% over the prior year. The remaining increase can be attributed to the benefits of Hometown's sales training program and to marketing efforts designed to increase sales and reduce inventory from the high level at December 31, 1999.

      Revenue from the sale of new vehicles increased $10.6 million, or 29.6% from $35.6 million for the three months ended March 31, 1999 to $46.2 million for three months ended March 31, 2000. Revenue increases resulting from an increase in new units sold of 443 vehicles were partially offset by a decrease in average revenue per vehicle of $574. The decrease in revenue per vehicle can be attributed to a change in product mix that resulted from the acquisition of Toyota of Newburgh. Same store revenues on new vehicle sales were up $4.2 million, or 11.9%. On a same store basis, the number of units sold increased by 155 units and the average revenue per unit increased by $115.

      Revenue from the sale of used vehicles at retail increased $2.4 million, or 16.4%, from $14.4 million for the quarter ended March 31, 1999, to $16.8 million for the quarter ended March 31, 2000. The increase consisted of a rise in sales of used vehicles at retail of 254 units offset by an decrease in average revenue per vehicle of $901. Revenue from the sale of used vehicles at wholesale increased $1.2 million, or 51.2%, from $2.4 million for the quarter ended March 31, 1999, to $3.6 million for the quarter ended March 31, 2000. That change consisted of a increase in sales of used vehicles at wholesale of 207 units along with an increase in revenue per vehicle of $515. Much of the increase in used vehicle revenue can be attributed to a deliberate reduction in used vehicle inventory during the first quarter of 2000.

      Parts and service sales revenue increased $0.8 million, or 16.2% from $4.9 million for the three months ended March 31, 1999, to $5.7 million for the three months ended March 31, 2000. The increase was attributable to the addition of the Toyota of Newburgh franchise. Same store revenues from parts and service sales declined by $164,000 or 3.4% from the same quarter last year.

      Finance, Insurance, Extended Service and other dealership revenues increased $0.5 million, or 34.8% from $1.3 million for the three months ended March 31, 1999 to $1.8 million for the three months ended March 31, 2000. This increase was primarily attributable to the increase in unit sales of new and used vehicles at retail of 697 units, or 29.1%.

      Gross Profit

      Total gross profit increased $1.6 million, or 21.1%, from $7.6 million for the three months ended March 31, 1999, to $9.2 million for the three months ended March 31, 2000. This increase was primarily attributable to the acquisition of Toyota of Newburgh, which was responsible for $1.4 million of the increase in sales. Same store sales increased $0.2 million, or 2.7% compared with the same quarter of 1999.

      Gross profit on the sale of new vehicles increased $0.5 million, or 24.2%, from $1.9 million for the three months ended March 31, 1999, to $2.4 million for the three months ended March 31, 2000. Gross profit on sales of new vehicles at Toyota of Newburgh totaled $361,000 in the first quarter of 2000. The remaining increase is due to an increase in new units sold of 155 vehicles.

      Gross profit on the sale of used vehicles at retail increased $0.3 million, or 18.0%, from $1.5 million for the three months ended March 31, 1999, to $1.8 million for the three months ended March 31, 2000. Retail used vehicle gross profit at Toyota of Newburgh totaled $302,000, accounting for the entire increase in such profit.

      Parts and service gross profit increased $0.4 million, due entirely to the acquisition of Toyota of Newburgh, which recorded gross profit on parts and service sales of $468,000. Gross profit on same store sales of parts and service declined $45,000 in the first quarter of 2000 compared to the same quarter in 1999.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $1.6 million, or 23.2%, from $6.9 million for the three months ended March 31, 1999, to $8.5 million for the three months ended March 31, 2000. Toyota of Newburgh accounted for $1.2 million of that increase. In the first quarter of 2000, Hometown paid and expensed a $100,000 fee for its waiver of covenants on the GE floor plan loan for December 31, 1999. No such fee was assessed for the March 31, 2000 covenant waiver. Costs for the sales training program were approximately $50,000 in the first quarter of 2000. Additionally, the Company incurred costs in connection with the occupancy and staffing of its new Headquarters in Watertown, Connecticut and the installation of information systems.

      Net Interest Expense

      Net interest expense increased $182,000 to $475,000 for the first quarter of 2000. That increase was primarily attributable to the Falcon Financial mortgages that were entered into in the second quarter of 1999. Such mortgage interest totaled $232,000 in the quarter ended March 31,2000.

      Other Income

      Other income was insignificant in both quarters presented.

      Pre-Tax Income

      Income before taxes decreased $183,000, or 72.9%, from $251,000 for the three months ended March 31, 1999, to $68,000 for the three months ended March 31, 2000. The decline can be attributed to the loan covenant waiver fee relating to the December 31, 1999 waiver and the increase in mortgage interest as income from operations declined only $30,000 from the prior year. That decrease represents the net impact of an increase in gross profit of $1.6 million offset by an increase of $1.6 million in selling, general, and administrative expenses. As discussed above, the acquisition of Toyota of Newburgh is the major factor affecting those two increases.

      Provision for income tax

      The effective income tax rate was 44% in the quarter ended March 31, 2000 and 40% in the same period of 1999. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The main factor affecting the effective tax rate differential is the amortization of non-deductible goodwill.

      Net Income

      Net income decreased $113,000, from $151,000 for the quarter ended March 31, 1999, to $38,000 for the quarter ended March 31, 2000.

      Earnings Per Share, Basic and Diluted

      The earnings per share for the three months ended March 31, 2000 and 1999 are $.01 and $.03, respectively. As of March 31, 2000, the Company had potentially dilutive securities relating to both stock options and a stock guarantee issued in connection with an acquisition (Note 3). As of March 31, 1999, the Company did not have any potentially dilutive securities.

      Weighted Average Shares

      The weighted average shares outstanding for the three months ended March 31, 2000 and 1999 are 5,988,861 shares and 5,800,000 shares, respectively. Fully diluted shares outstanding were 6,022,194 and 5,800,000, respectively, at those dates.

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

      Cash and Cash Equivalents

      Total cash and cash equivalents at March 31, 2000 and December 31, 1999, were $1.1 million and $1.6 million, respectively, for a decrease of $0.5 million in cash and cash equivalents. The issuance of stock provided $0.3 million while operating activities provided $83,000 in cash. Those funds were used to acquire a Jeep franchise that was tucked into our existing Brattleboro, Vermont location ($0.75 million); to purchase equipment ($0.1 million), and to repay long term debt ($0.1 million). The resulting $0.5 million cash shortfall was funded from working capital.

      Receivables

      The Company had $8.5 million in accounts receivable at March 31, 2000 compared to $6.1 million at December 31, 1999. The majority of those receivables are from companies that provide or secure financing for customer purchases.

      At March 31, 2000, one such company, which represents approximately $800,000 of those receivables, has ceased payment on its obligation to Hometown. Hometown obtained and docketed a judgment against that company for the amount due plus interest on May 10, 2000. On May 12, 2000, a petition for bankruptcy under Chapter 7 was filed against such company by certain of its other creditors. Management is pursuing recovery by executing on the judgment obtained and investigating insurance coverage, but is unable to estimate the ultimate level of recovery at this time. Hometown has reversed the profit on these transactions, but has not made any provision against the receivables (pursuant to FASB 5) in the consolidated financial statements as of March 31, 2000. Hometown is not currently entering into any new contracts with this company.

      Floor Plan Financing

      The Company funds its working capital needs with a revolving line of credit from GE Capital Corporation (herein referred to as the "floor plan notes payable"). As of March 31, 2000, the Company had $43.7 million of floor plan financing outstanding, bearing interest of LIBOR plus 160 basis points. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $640,000 for the quarter ended March 31, 2000. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $445,000 for the quarter, leaving net floor plan interest for the quarter of $195,000.

      Hometown failed to comply with three covenants in its loan agreement with GE as of March 31, 2000. GE waived these events of default as of March 31, 2000, although, there can be no assurance that the Company will not be in violation of these or any other covenants at June 30, 2000 or any time thereafter. There can be no assurance that GE will grant any waiver if an event of default occurs in the future. Upon the occurrence of an event of default under its loan agreement with GE, not cured by the Company, it may be forced to pay the outstanding balance under its loan agreement, seek alternative sources of financing to the extent available, and/or substantially curtail operations. GE did not assess any fees for granting this waiver.

Acquisitions

      On January 12, 2000, Hometown purchased a Jeep franchise, special tools and signage for $0.75 million. This franchise was tucked into the Company's existing Brattleboro, Vermont dealership. This acquisition was accounted for using the purchase method of accounting, resulting in goodwill of approximately $0.75 million.

New Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." This statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

Sale of Stock by Subsidiary

      The Company has invested in an e-commerce subsidiary, CarDay.com, which operates within the retail automotive sales industry. One current officer, one previous officer and one outside director of the Company have personal investments in this venture and additional shares and options have been issued to officers of the subsidiary. As of December 31, 1999, the Company had an 82% ownership interest in the subsidiary. CarDay.com provides both buyers and sellers of used cars with a more effective and efficient way to buy and sell used cars on the Internet, including a mechanism through which to complete a transaction, as well as offering car owners an array of financing, insurance, warranty, and other related products and services.

      On January 20, 2000, CarDay.com obtained $25 million in equity financing. As a result, Hometown's ownership interest in CarDay was reduced from 82% to approximately 15% (11.7% on a fully diluted basis). In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary". The Company has treated the resulting increase in the value of the investment as an increase in Additional Paid-in Capital.

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

                          Hometown Auto Retailers, Inc.

         May 19, 2000                   By: /s/ Corey E.  Shaker
         ------------------------       --------------------------------------
         Date                           Corey E. Shaker, President and Chief
                                        Operating Officer

         May 19, 2000                   By: /s/ Michael J. Shonborn
         ------------------------       --------------------------------------
         Date                           Michael J. Shonborn
                                        Chief Financial Officer and Secretary