Form 10-Q
period 2000-06-30
HOMETOWN AUTO RETAILERS INC
filed 2000-08-14
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                             Title                             Outstanding
       ------------------------------------------------        -----------
       Common Stock, Class A, par value $.001 per share         2,296,016
       Common Stock, Class B, par value $.001 per share         3,701,000

                                      INDEX

PART I.      FINANCIAL INFORMATION                                          Page

     ITEM 1. Consolidated Balance Sheets at June 30, 2000
             and December 31, 1999                                            5

             Consolidated Statements of Operations for
             the six and three months ended June 30, 2000 and 1999            6

             Consolidated Statement of Equity at June 30, 2000                7

             Consolidated Statements of Cash Flows for
             the six months ended June 30, 2000 and 1999                      8

             Notes to Consolidated Financial Statements                       9

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              13

PART II.     OTHER INFORMATION

     ITEM 6  Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                    22

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                    June 30,   December 31,
                    ASSETS                                            2000        1999
                                                                  (unaudited)
                                                                  -----------  ------------
Current Assets
   Cash and cash equivalents                                        $ 1,858     $ 1,635
   Accounts receivable, net                                           9,276       6,101
   Inventories                                                       40,908      51,455
   Prepaid expenses and other current assets                          2,675       2,618
                                                                    -------     -------
      Total current assets                                           54,717      61,809

Property and equipment, net                                           7,656       8,415
Investment in e-commerce company                                      3,258          --
Goodwill, net                                                        24,952      24,578
Other assets                                                          1,296       2,505
                                                                    -------     -------
      Total assets                                                  $91,879     $97,307
                                                                    =======     =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Floor plan notes payable                                         $42,011     $48,986
   Accounts payable and accrued expenses                              4,219       4,787
   Current maturities of long-term debt                                 678         708
   Other current bank borrowings                                         --       2,200
                                                                    -------     -------
      Total current liabilities                                      46,908      56,681
Long-term debt                                                        8,837       9,051
Long-term deferred income taxes                                       2,042         200
Other long-term liabilities                                             550         360
                                                                    -------     -------
       Total liabilities                                             58,337      66,292

Stockholders' Equity
    Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                         --          --
    Common stock, Class A, $.001 par value, 24,000,000 shares
    authorized, 2,296,016 and 2,147,000 issued and outstanding;           2           2
    Common stock, Class B, $.001 par value, 3,760,000 shares
    authorized, 3,701,000 and 3,753,000 issued and outstanding            4           4
   Additional paid-in capital                                        28,780      26,194
   Retained earnings                                                  4,756       4,815
                                                                    -------     -------
      Total stockholders' equity                                     33,542      31,015
                                                                    -------     -------
      Total liabilities and stockholders' equity                    $91,879     $97,307
                                                                    =======     =======

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                   For the Three Months         For the Six Months
                                                      Ended June 30,              Ended June 30,
                                                 ------------------------    ------------------------
                                                    2000          1999          2000          1999
                                                 ----------    ----------    ----------    ----------
Revenues
   New vehicle sales .........................   $   47,134    $   45,702    $   93,284    $   81,301
   Used vehicle sales ........................       19,817        23,530        40,175        40,306
   Parts and service sales ...................        6,033         6,126        11,735        11,034
   Other dealership revenues, net ............        1,785         1,802         3,601         3,149
                                                 ----------    ----------    ----------    ----------
      Total revenues .........................       74,769        77,160       148,795       135,790

Cost of sales
   New vehicle sales .........................       44,664        43,005        88,410        76,668
   Used vehicle sales ........................       17,805        21,338        36,409        36,608
   Parts and service sales ...................        2,682         2,593         5,145         4,684
                                                 ----------    ----------    ----------    ----------
        Cost of sales ........................       65,151        66,936       129,964       117,960
                                                 ----------    ----------    ----------    ----------
      Gross profit ...........................        9,618        10,224        18,831        17,830

Amortization of goodwill .....................          164           150           327           286
Selling, general and administrative
   expenses ..................................        8,963         8,343        17,498        15,268
                                                 ----------    ----------    ----------    ----------
      Income from operations .................          491         1,731         1,006         2,276

Other income (expense)
   Interest expense, net .....................         (562)         (482)       (1,037)         (775)
   Other income (expense), net ...............         (112)          (42)          (84)          (43)
                                                 ----------    ----------    ----------    ----------
      Income (loss) before taxes .............         (183)        1,207          (115)        1,458

Provision (benefit) for income taxes .........          (86)          519           (56)          619
                                                 ----------    ----------    ----------    ----------
      Net income (loss) ......................   $      (97)   $      688    $      (59)   $      839
                                                 ==========    ==========    ==========    ==========
Earnings (loss) per share, basic (Note 3) ....   $    (0.02)   $     0.12    $    (0.01)   $     0.14
Earnings (loss) per share, diluted (Note 3) ..   $    (0.02)   $     0.11    $    (0.01)   $     0.14
Weighted average shares, basic (Note 3) ......    5,997,016     5,900,000     5,992,939     5,850,000
Weighted average shares, diluted (Note 3) ....    6,236,799     6,052,000     6,129,486     5,927,000

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
                                 (in thousands)

                            Class A         Class B
                         Common Stock     Common Stock    Additional                Total
                         ------------     ------------      Paid-in   Retained   Stockholders'
                       Shares   Amount  Shares   Amount    Capital    Earnings      Equity
                       ------   ------  ------   ------    -------    --------   -------------
Balance at
  December 31, 1999    2,147     $  2    3,753    $  4    $ 26,194    $ 4,815      $ 31,015
Conversion of Class B
  Common to Class A
  Common                  52       --      (52)     --          --         --            --
Issuance of Class A
  Common Stock            97       --       --      --         326         --           326
Valuation adjustment
  to e-Commerce
  Subsidiary              --       --       --      --       2,260         --         2,260
Net income                --       --       --      --          --        (59)          (59)
                       -----     ----    -----    ----    --------    -------      --------
Balance at
  June 30, 2000        2,296     $  2    3,701    $  4    $ 28,780    $ 4,756      $ 33,542
                       =====     ====    =====    ====    ========    =======      ========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            For the Six Months ended
                                                                     June 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $    (59)   $    839
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities -
   Depreciation and amortization                                   673         545
   Deferred income taxes                                          (225)        479
   Changes in assets and liabilities:
      Accounts receivable, net                                  (3,175)       (958)
      Inventories                                               10,547      (5,252)
      Prepaid expenses and other current assets                    318      (1,524)
      Other assets                                                 (42)       (451)
      Floor plan notes payable                                  (6,975)      6,938
      Accounts payable and accrued expenses                       (165)     (1,341)
      Other liabilities                                            190          --
                                                              --------    --------
   Net cash provided by (used in) operating activities           1,087        (725)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (246)     (5,123)
   Proceeds from sales of property and equipment                    57          37
   Acquisition, net of cash acquired                              (757)     (3,171)
                                                              --------    --------
   Net cash used in investing activities                          (946)     (8,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                               --       9,389
   Principal payments of long-term debt                           (244)     (1,219)
   Payments of floor plan notes                                     --      (2,538)
   Other current bank borrowings, net of repayments                 --      (1,700)
   Due from/to related parties                                      --         194
   Issuance of common stock                                        326          --
                                                              --------    --------
   Net cash provided by financing activities                        82       4,126
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               223      (4,856)
CASH AND CASH EQUIVALENTS, beginning of period                   1,635       5,514
                                                              --------    --------
CASH AND CASH EQUIVALENTS, end of period                      $  1,858    $    658
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest                                     $  1,037    $    775
 Cash paid for - Taxes                                             108         417

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Basis of Presentation

        The Company believes that: (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of June 30, 2000; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

        The Company's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) the historical timing of major Manufacturer incentive programs and model changeovers; (ii) weather-related factors, which primarily affect parts and service; and (iii) consumer buying patterns.

        Use of estimates

        The financial statements and related disclosures have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

        New Accounting Pronouncements

        The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition", in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management has concluded that the implementation of this SAB will not have a material impact on its financial position or its results of operations.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Investments

        SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that the Company account for its equity investment in an e-commerce company, CarDay.com, as an available-for-sale security, reported at fair value and adjusted for other-than-temporary declines in value. Unrealized gains and losses are excluded from earnings and reported in a separate component of shareholders' equity (net of the effect of income taxes) until sold. The Company does not believe there has been a change in the fair value of the investment during the six months ended June 30, 2000.

        Sale of Subsidiary Stock

      In January 2000, a majority owned subsidiary of the Company, CarDay.com, obtained equity financing, which reduced the Company's ownership percentage to approximately 15% (11.7% on a fully diluted basis). The Company has treated the resulting increase in value of the investment net of related deferred taxes as an increase in additional paid in capital. The Company believes that any similar transactions are unlikely.

3.      EARNINGS (LOSS) PER SHARE:

        "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. For the three months and six months ended June 30, 2000 and 1999, weighted average shares include potentially dilutive shares related to a share price guarantee in connection with the acquisition of Toyota of Newburgh (See Note 7).

4.      RECEIVABLES:

      One company, which represents approximately $780,000 of outstanding receivables, has ceased payment on its obligation to Hometown. Hometown obtained and docketed a judgment against that company for the amount due plus interest on May 10, 2000. On May 12, 2000, a petition for bankruptcy under Chapter 7 was filed against such company by certain of its other creditors. Management is pursuing recovery by executing on the judgment obtained and investigating insurance coverage. Hometown has recorded an estimated reserve for bad debts in the amount of $345,000 in the consolidated financial statements as of June 30, 2000. However, depending on the success of its current recovery efforts, the company may be required to provide additional reserves in future periods. Hometown is not currently entering into any new contracts with this company.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.      INVENTORIES:

        New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                          6/30/00  12/31/99
                                            (in thousands)
                                          -------   -------
        New Vehicles                      $31,198   $39,760
        Used Vehicles                       7,880    10,566
        Parts, accessories and other        1,830     1,129
                                          -------   -------
           Total Inventories              $40,908   $51,455
                                          =======   =======

6.      FLOOR PLAN NOTES PAYABLE:

        The Company funds its working capital needs with a revolving line of credit (herein referred to as the "floor plan notes payable") from GE Capital Corporation ("GE"). As of June 30, 2000, the Company had $42.0 million of floor plan notes payable outstanding, bearing interest of 30 day LIBOR plus 185 basis points. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $681,000 for the three months and $1,321,000 for the six months ended June 30, 2000. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $405,000 for the quarter and $850,000 for the six month period, leaving net floor plan interest of $276,000 and $471,000 for the quarter and year to date, respectively.

        The Company and GE Capital Corporation agreed to modify the terms of the lending agreement with respect to the financial covenants required of Hometown. The covenants for the quarter ended June 30, 2000 are: (i) interest coverage ratio - minimum of 1.30; (ii) debt service ratio - minimum of 1.10; (iii) leverage ratio - maximum of 2.00; current ratio - minimum of 1.12; (iv) tangible net worth - minimum of $6,000,000. Additionally, Hometown must have EBITDA of $4,250,000 for the year ended December 31, 2000. Some of these covenant requirements are scheduled to increase in future periods. Hometown complied with all loan covenants at June 30, 2000. However, there can be on assurance that the Company will be in compliance with these or any other loan covenants at any time in the future.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.      BUSINESS COMBINATIONS:

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

        On January 12, 2000, Hometown purchased a Jeep franchise, special tools and signage for $0.75 million. This franchise was tucked into the Company's existing Brattleboro, Vermont dealership. This acquisition was accounted for using the purchase method of accounting, resulting in goodwill of approximately $0.75 million

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Strategy

        The Company operates its dealerships as local businesses, responsive to the communities they serve. Administratively, Hometown standardizes and centralizes many functions in order to simplify operations and utilize scale economies. This integration and implementation of best practices may present opportunities to increase revenues and reduce costs but may also necessitate additional costs and expenditures for corporate administration, including expenses necessary to implement the Company's acquisition strategy. These various costs and possible cost-savings and revenue enhancements may make historical operating results not comparable to, or indicative of, future performance.

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

        The total revenue by category for Hometown for the three and six months ended June 30, 2000 and June 30, 1999, are as follows:

                          For the three months ended   For the six months ended
                                   June 30,                    June 30,
                                (in thousands)              (in thousands)
                              2000            1999       2000            1999
                             -------        -------    --------        --------
New vehicle                  $47,134        $45,702     $93,284         $81,301
Used vehicle - retail         17,083         18,966      33,863          33,376
Used vehicle - wholesale       2,734          4,564       6,312           6,930
Parts and service              6,033          6,126      11,735          11,034
F&I and other                  1,785          1,802       3,601           3,149
                             -------        -------    --------        --------
Total Revenue                $74,769        $77,160    $148,795        $135,790
                             =======        =======    ========        ========

        The units sold by category for Hometown for the three and six months ended June 30, 2000 and June 30, 1999, are as follows:

                           For the three months ended   For the six months ended
                                    June 30,                     June 30,
                               2000           1999         2000            1999
                             ------          -----       ------           -----
New vehicle                   1,839          1,888        3,643           3,249
Used vehicle - retail         1,123          1,351        2,413           2,387
Used vehicle - wholesale        819            842        1,651           1,467
                             ------          -----       ------           -----
Total units sold              3,781          4,081        7,707           7,103
                             ======          =====       ======           =====

        The new vehicle revenue by manufacturer for Hometown for the three and six months ended June 30, 2000 and June 30, 1999, are as follows:

                       For the three months ended    For the six months ended
                                June 30,                     June 30,
                             (in thousands)               (in thousands)
                           2000           1999         2000            1999
                         --------       --------     --------        --------
Ford Motor               $ 25,897       $ 24,465     $ 50,277        $ 47,317
Toyota Motor               14,063         14,269       27,983          20,450
Daimler Chrysler            4,216          5,274        8,459           9,931
GM                          1,439          1,459        3,226           2,909
All Other                   1,519            235        3,339             694
                         --------       --------     --------        --------
Total Revenue            $ 47,134       $ 45,702     $ 93,284        $ 81,301
                         ========       ========     ========        ========

        The new vehicle units sold by manufacturer for Hometown for the three and six months ended June 30, 2000 and June 30, 1999, are as follows:

                          For the three months ended   For the six months ended
                                    June 30,                    June 30,
                               2000           1999        2000            1999
                             ------          -----       -----           -----
Ford Motor                      887            933       1,743           1,761
Toyota Motor                    631            656       1,246             924
Daimler Chrysler                186            225         353             406
GM                               64             60         139             120
All Other                        71             14         162              38
                             ------          -----       -----           -----
Total units sold              1,839          1,888       3,643           3,249
                             ======          =====       =====           =====

        The gross profit (loss) by category for Hometown for the three and six months ended June 30, 2000 and June 30, 1999, are as follows:

                           For the three months ended   For the six months ended
                                     June 30,                    June 30,
                                  (in thousands)              (in thousands)
                                2000           1999        2000            1999
                              -------        -------     -------         -------
New vehicle                   $ 2,470        $ 2,697     $ 4,874         $ 4,633
Used vehicle - retail           2,060          2,100       3,883           3,644
Used vehicle - wholesale          (48)            92        (117)             54
Parts and service               3,351          3,533       6,590           6,350
F&I and other                   1,785          1,802       3,601           3,149
                              -------        -------     -------         -------
Total Gross Profit (Loss)     $ 9,618        $10,224     $18,831         $17,830
                              =======        =======     =======         =======


        The gross profit (loss) percent of revenue by category for Hometown for the three and six months ended June 30, 2000 and June 30, 1999, are as follows:

                          For the three months ended   For the six months ended
                                    June 30,                   June 30,
                              2000           1999        2000            1999
                             ------         ------      ------          ------

New vehicle                    5.2%           5.9%        5.2%            5.7%
Used vehicle - retail         12.1%          11.1%       11.5%           10.9%
Used vehicle - wholesale     (1.8%)           2.0%      (1.9%)            0.8%
Parts and service             55.5%          57.7%       56.2%           57.5%
F&I and other                100.0%         100.0%      100.0%          100.0%
                             ------         ------      ------          ------
Total Gross Profit (Loss)
percent                       12.9%          13.3%       12.7%           13.1%
                             ======         ======      ======          ======

Three months ended June 30, 2000 compared with three months ended June 30, 1999.

        Revenue

        Total Revenue decreased $2.4 million, or 3.1% from $77.2 million for three months ended June 30, 1999 to $74.8 million for three months ended June 30, 2000.

      Revenue from the sale of new vehicles increased $1.4 million, or 3.1% from $45.7 million for the three months ended June 30, 1999 to $47.1 million for three months ended June 30, 2000. Revenue increases resulting from an increase in average revenue per vehicle of $1,423 were partially offset by a decrease in new units sold of 49 vehicles. The increase in revenue per vehicles is attributable to a large fleet sale in June 1999 of low-end Mercury Tracers, and a change in the mix of new vehicle sales in 2000 toward higher-end Lincoln/Mercury vehicles.

        Revenue from the sale of used vehicles at retail decreased $1.9 million, or 9.9%, from $19.0 million for the quarter ended June 30, 1999, to $17.1 million for the quarter ended June 30, 2000. The decrease consisted of a rise in average revenue per vehicle of $1,173 offset by a decrease in sales of used vehicles at retail of 228 units. Revenue from the sale of used vehicles at wholesale decreased $1.9 million, or 40.1%, from $4.6 million for the quarter ended June 30, 1999, to $2.7 million for the quarter ended June 30, 2000. That change consisted of a decrease in sales of used vehicles at wholesale of 23 units along with a decrease in revenue per vehicle of $2,081. The decrease in wholesale sales resulted from the deliberate reductions in inventory in the first quarter of 2000. Since the level of aged inventory was significantly reduced, most of the wholesale sales in the second quarter reflected the disposal of low value vehicles taken in trade. The Company's policy is to take such low value vehicles to auction immediately.

        Parts and service sales revenue decreased $0.1 million, or 1.5% from $6.1 million for the three months ended June 30, 1999, to $6.0 million for the three months ended June 30, 2000.

        Gross Profit

        Total gross profit decreased $0.6 million, or 6.0%, from $10.2 million for the three months ended June 30, 1999, to $9.6 million for the three months ended June 30, 2000.

        Gross profit on new vehicle sales declined by $227,000, or 8.4%, to $2.5 million for the second quarter of 2000. This decrease was attributable to the aforementioned decline in units sold and a decrease in gross profit of $86 per unit. Gross profit on used vehicles sold at retail declined $40,000, or 1.9%. An increase of $280 in gross profit per unit was offset by the decline in units sold. Gross profit on parts and service sales declined by $182,000, or 5.2%, to $3.4 million for the quarter ended June 30, 2000 due to a decrease in the gross profit percentage from 57.7% in second quarter of 1999 to 55.5% in the same period in 2000.

        Amortization of Goodwill

        Goodwill amortization increased to $164,000 for the quarter ended June 30, 2000 from $150,000 for the quarter ended June 30, 1999, reflecting the acquisitions referred to in Note 7 of the Notes to Consolidated Financial Statements.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $620,000, or 7.4%, from $8.3 million for the three months ended June 30, 1999, to $9.0 million for the three months ended June 30, 2000. The results for the second quarter of 2000 include $345,000 in bad debt expense as well as $50,000 of sales training expenses and a $30,000 accrual of 401K expenses relating to the plan adopted in October 1999. Also, investor relations expenses increased by $44,000 from the prior year.

        Net Interest Expense

        Net interest expense increased $80,000 to $562,000 for the second quarter of 2000. That increase was primarily attributable to the Falcon Financial mortgages that were entered into in May 1999.

        Pre-Tax Income (Loss)

        Income before taxes decreased from $1.2 million for the three months ended June 30, 1999, to a loss of $183,000 for the three months ended June 30, 2000. The decrease was due to a reduction in gross profit of $606,000, increased selling, general and administrative expenses of $620,000, increased interest expense of $80,000 and increased net other expenses of $70,000.

        Provision (benefit) for income tax

        The effective income tax rate was 43% in the three months ended June 30, 1999 and 48% in the three months ended June 30, 2000. The change in the rate was the result of the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

        Net Income(Loss)

        Net income decreased from $688,000 for the quarter ended June 30, 1999, to a loss of $97,000 for the quarter ended June 30, 2000.

        Earnings Per Share, Basic and Diluted

        See Note 7 to the Consolidated Financial Statements for a description of potentially dilutive securities.

Six months ended June 30, 2000 compared with six months ended June 30, 1999

        Revenue

        Total Revenue increased $13.0 million, or 9.6% from $135.8 million for the six months ended June 30, 1999 to $148.8 million for the six months ended June 30, 2000. Most of that increase is attributable to the acquisition of Toyota of Newburgh in April 1999. Same store revenues were up $3.2 million, or 2.6% over the prior year.

        Revenue from the sale of new vehicles increased $12.0 million, or 14.7% from $81.3 million for the six months ended June 30, 1999 to $93.3 million for the six months ended June 30, 2000. Revenue increases resulting from an increase in new units sold of 394 vehicles coupled with an increase in average revenue per vehicle of $584. The acquisition of Toyota of Newburgh contributed $5.3 million of that increase. The increase in revenue per vehicle can be attributed to a change in product mix toward higher priced models, mostly during the second quarter, net of the effect of the addition of Toyota of Newburgh. Same store revenues on new vehicle sales were up $6.7 million, or 9.0%. On a same store basis, the number of units sold increased by 160 units and the average revenue per unit increased by $847.

      Revenue from the sale of used vehicles at retail increased $487,000, or 1.5%, from $33.4 million for the six months ended June 30, 1999, to $33.9 million for the six months ended June 30, 2000. The increase consisted of a rise in sales of used vehicles at retail of 26 units coupled with an increase in average revenue per vehicle of $51. Revenue from the sale of used vehicles at wholesale declined $617,000, or 8.9%, from $6.9 million for the six months ended June 30, 1999, to $6.3 million for the six months ended June 30, 2000. That change consisted of an increase in sales of used vehicles at wholesale of 184 units offset by a decrease in revenue per vehicle of $900. Much of the increase in used vehicle revenue can be attributed to a deliberate reduction in used vehicle inventory during the first quarter of 2000.

        Parts and service sales revenue increased $701,000, or 6.4% from $11.0 million for the six months ended June 30, 1999, to $11.7 million for the six months ended June 30, 2000. The increase was attributable to the addition of the Toyota of Newburgh franchise. Same store revenues from parts and service sales declined by $230,000 or 2.3% from the same six months last year.

        Finance, Insurance, Extended Service and other dealership revenues increased $451,000, or 14.3% from $3.2 million for the six months ended June 30, 1999 to $3.6 million for the six months ended June 30, 2000. This increase was primarily attributable to the increase in unit sales of new and used vehicles at retail of 420 units, or 7.5%.

        Gross Profit

        Total gross profit increased $1.0 million, or 5.6%, from $17.8 million for the six months ended June 30, 1999, to $18.8 million for the six months ended June 30, 2000. The primary reason for this increase was the effect of the aforementioned acquisitions. Same store gross profit increased $54,000, or 0.3%.

        Gross profit on new vehicles increased $241,000, or 5.2%, from $4.6 million for the quarter ended June 30, 1999, compared to $4.9 million for the same period of 2000. Unit sales increased by 394 vehicles, while gross profit per unit declined by $88. The increase in gross profit on new vehicles was due to the acquisition of Toyota of Newburgh. Same store sales of new vehicles declined $52,000, or 1.3%.

        Gross profit on the sale of used vehicles at retail increased $239,000, or 6.6%, from $3.6 million for the second quarter of 1999 to $3.9 million for the second quarter of 2000. Unit sales increased by 26 units, while gross profit per unit increased by $83. Same store gross profit on the sale of used vehicles at retail increased $194,000, or 6.4%.

        Gross profit on parts and service increased $239,000, or 3.8%, from $6.4 million for the six months ended June 30, 1999, to $6.6 million for the six months ended June 30, 2000. The increase in gross profit is attributable to the acquisition of Toyota of Newburgh. Same store gross profit on parts and service declined by $159,000, or 2.7%.

        Amortization of Goodwill

        Goodwill amortization increased to $327,000 for the six months ended June 30, 2000 from $286,000 for the six months ended June 30, 1999, reflecting the acquisitions referred to in Note 7 of the Notes to Consolidated Financial Statements.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $2.2 million, or 14.6%, from $15.3 million for the six months ended June 30, 1999, to $17.5 million for the six months ended June 30, 2000. Toyota of Newburgh accounted for $1.1 million of that increase. In the first quarter of 2000, Hometown paid and expensed a $100,000 fee for its waiver of covenants on the GE floor plan loan for December 31, 1999. Bad debt expense of $345,000 was recognized in the second quarter of 2000. Costs for the sales training program were approximately $100,000 in the first six months of 2000. Investor relations expenses increased by $87,000 for the six months ended June 30, 2000 compared to the prior year. 401K expenses totaled $60,000 in the first two quarters of 2000. Additionally, the Company incurred costs in connection with the occupancy and staffing of its new Headquarters in Watertown, Connecticut and the installation of information systems during year 2000 to date.

        Net Interest Expense

        Net interest expense increased $262,000 to $1.0 million for the six months ended June 30, 1999. That increase was primarily attributable to the Falcon Financial mortgages that were entered into in May 1999.

        Pre-Tax Income (Loss)

        Income before taxes decreased $1.6 million from $1.5 million for the six months ended June 30, 1999, to a loss of $115,000 for the six months ended June 30, 2000. The decrease was primarily due to increased selling, general and administrative expenses of $2.2 million, increased interest expense of $0.3 million offset by increased gross profit of $1.0 million.

        Provision (benefit) for income tax

        The effective income tax rate was 42% in the six months ended June 30, 1999 and 49% in the six months ended June 30, 2000. The change in the rate was the result of the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

        Net Income (Loss)

        Net income decreased from $839,000 for the six months ended June 30, 1999 to a loss of $59,000 for the six months ended June 30, 2000.

        Earnings (Loss) Per Share, Basic and Diluted

        See Note 7 to the Consolidated Financial Statements for a description of potentially dilutive securities.

Weighted Average Shares

The weighted average shares outstanding for the six months ended June 30, 2000 and 1999 are 5,992,939 shares and 5,850,000 shares, respectively. Fully diluted shares outstanding were 6,129,486 and 5,927,000, respectively, at those dates.

Cyclicality

        The Company's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect the Company's business, Hometown believes that the impact on the Company's operations of future negative trends in such factors will be somewhat mitigated by its: (i) strong parts, service and collision repair services; (ii) variable cost salary structure; (iii) geographic regional focus; and (iv) product diversity.

Seasonality

        The Company's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) Manufacturer related factors, primarily the historical timing of major Manufacturer incentive programs and model changeovers; (ii) weather-related factors, which primarily affect parts and service; and (iii) consumer buying patterns.

Effects of Inflation

        Inflation did not have a significant effect on the results of operations.

Liquidity and Capital Resources

        The principal sources of liquidity include cash on hand, cash from operations, and floor plan financing.

        Cash and Cash Equivalents

        Total cash and cash equivalents at June 30, 2000 and December 31, 1999, were $1.9 million and $1.6 million, respectively, representing an increase of $0.3 million in cash and cash equivalents. Operating activities provided $1.1 million in cash and cash equivalents. The issuance of stock provided $0.3 million. Those funds were used to acquire a Jeep franchise that was tucked into our existing Brattleboro, Vermont location ($0.75 million); to purchase equipment ($0.2 million), and to repay long-term debt ($0.2 million).

        Receivables

        The Company had $9.3 million in accounts receivable at June 30, 2000 compared to $6.1 million at December 31, 1999. An unusually high level of sales in the last week of June accounted for approximately $2.0 million of this increase. The majority of those receivables are from companies that provide or secure financing for customer purchases.

      At June 30, 2000, one such company, which represents approximately $780,000 of those receivables, has ceased payment on its obligation to Hometown. Hometown obtained and docketed a judgment against that company for the amount due plus interest on May 10, 2000. On May 12, 2000, a petition for bankruptcy under Chapter 7 was filed against such company by certain of its other creditors. Management is pursuing recovery by executing on the judgment obtained and investigating insurance coverage. Hometown has recorded an estimated reserve for bad debts in the amount of $345,000 in the consolidated financial statements as of June 30, 2000. However, depending on the success of its current recovery efforts, the company may be required to provide additional reserves in future periods. Hometown is not currently entering into any new contracts with this company.

Floor Plan Financing

        The Company funds its working capital needs with a revolving line of credit from GE Capital Corporation (herein referred to as the "floor plan notes payable"). As of June 30, 2000, the Company had $42.0 million of floor plan financing outstanding, bearing interest of LIBOR plus 185 basis points. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $1.3 million for the six months ended June 30, 2000. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $850,000 for the period, leaving net floor plan interest for the six months of $471,000.

        The Company and GE Capital Corporation agreed to modify the terms of the lending agreement with respect to the financial covenants required of Hometown. The covenants for the quarter ended June 30, 2000 are: (i) interest coverage ratio - minimum of 1.30; (ii) debt service ratio - minimum of 1.10; (iii) leverage ratio - maximum of 2.00; current ratio - minimum of 1.12; (iv) tangible net worth - minimum of $6,000,000. Additionally, Hometown must have EBITDA of $4,250,000 for the year ended December 31, 2000. Some of these covenant requirements are scheduled to increase in future periods. Hometown complied with all loan covenants at June 30, 2000. However, there can be on assurance that the Company will be in compliance with these or any other loan covenants at any time in the future.

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

                          Hometown Auto Retailers, Inc.


August 14, 2000                                By: /s/ Corey  E. Shaker
-----------------                              ---------------------------
Date                                           Corey E. Shaker, President and
                                               Chief Executive Officer


August 14, 2000                                By: /s/ Michael J. Shonborn
-----------------                              ---------------------------
Date                                           Michael J. Shonborn, Chief
                                               Financial Officer and Secretary