Form 10-Q
period 2000-09-30
HOMETOWN AUTO RETAILERS INC
filed 2000-11-20
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                            Title                             Outstanding
      ------------------------------------------------        -----------
      Common Stock, Class A, par value $.001 per share         2,299,109
      Common Stock, Class B, par value $.001 per share         3,701,000

                                      INDEX

PART I.        FINANCIAL INFORMATION                                        Page

      ITEM 1.  Consolidated Balance Sheets at September 30, 2000
               and December 31, 1999                                        4

               Consolidated Statements of Operations for
               the nine and three months ended September 30, 2000 and 1999  5

               Consolidated Statement of Equity at September 30, 2000       6

               Consolidated Statements of Cash Flows for
               the nine months ended September 30, 2000 and 1999            7

               Notes to Consolidated Financial Statements                   8

      ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          12

PART II.       OTHER INFORMATION

      ITEM 4.  Submission of Matters to a Vote of Security Holders          20

      ITEM 6.  Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                                  21

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                              September 30,   December 31,
                            ASSETS                                 2000           1999
                                                               (unaudited)
                                                               -----------    ------------
Current Assets
   Cash and cash equivalents                                     $   936         $ 1,635
   Accounts receivable, net                                        8,156           6,101
   Inventories                                                    37,474          51,455
   Prepaid expenses and other current assets                       2,774           2,618
                                                                 -------         -------
      Total current assets                                        49,340          61,809

Property and equipment, net                                        7,621           8,415
Investment in e-commerce company                                   3,258              --
Goodwill, net                                                     24,789          24,578
Other assets                                                       1,357           2,505
                                                                 -------         -------
      Total assets                                               $86,365         $97,307
                                                                 =======         =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Floor plan notes payable                                      $36,499         $48,986
   Accounts payable and accrued expenses                           4,292           4,787
   Current maturities of long-term debt                              675             708
   Other current bank borrowings                                      --           2,200
                                                                 -------         -------
      Total current liabilities                                   41,466          56,681
Long-term debt                                                     8,734           9,051
Long-term deferred income taxes                                    2,282             200
Other long-term liabilities                                          519             360
                                                                 -------         -------
      Total liabilities                                           53,001          66,292

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                       --              --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 2,299,109 and 2,147,000 issued and outstanding;         2               2
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,701,000 and 3,753,000 issued and outstanding          4               4
   Additional paid-in capital                                     28,786          26,194
   Retained earnings                                               4,572           4,815
                                                                 -------         -------
      Total stockholders' equity                                  33,364          31,015
                                                                 -------         -------
      Total liabilities and stockholders' equity                 $86,365         $97,307
                                                                 =======         =======

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                 For the Three Months          For the Nine Months
                                                  Ended September 30,          Ended September 30,
                                              --------------------------    --------------------------
                                                 2000           1999           2000           1999
                                              -----------    -----------    -----------    -----------
Revenues
   New vehicle sales                          $    44,422    $    48,184    $   137,706    $   129,485
   Used vehicle sales                              17,430         23,828         57,605         64,134
   Parts and service sales                          6,092          6,267         17,827         17,301
   Other dealership revenues, net                   1,899          1,875          5,500          5,024
                                              -----------    -----------    -----------    -----------
      Total revenues                               69,843         80,154        218,638        215,944

Cost of sales
   New vehicle sales                               42,102         45,375        130,512        122,043
   Used vehicle sales                              15,661         21,929         52,070         58,537
   Parts and service sales                          2,657          2,676          7,802          7,360
                                              -----------    -----------    -----------    -----------
      Total cost of sales                          60,420         69,980        190,384        187,940
                                              -----------    -----------    -----------    -----------
      Gross profit                                  9,423         10,174         28,254         28,004

Amortization of goodwill                              163            150            490            436
Selling, general and administrative
   expenses                                         8,857          8,562         26,355         23,830
                                              -----------    -----------    -----------    -----------
      Income from operations                          403          1,462          1,409          3,738

Other income (expense)
   Interest expense, net                             (553)          (574)        (1,590)        (1,349)
   Other income (expense), net                          3             (5)           (81)           (48)
                                              -----------    -----------    -----------    -----------
      Income (loss) before taxes                     (147)           883           (262)         2,341

Provision (benefit) for income taxes                   37            376            (19)           995
                                              -----------    -----------    -----------    -----------
      Net income (loss)                       $      (184)   $       507    $      (243)   $     1,346
                                              ===========    ===========    ===========    ===========
Earnings (loss) per share, basic (Note 3)     $     (0.03)   $      0.09    $     (0.04)   $      0.23
Earnings (loss) per share, diluted (Note 3)   $     (0.03)   $      0.08    $     (0.04)   $      0.23
Weighted average shares, basic (Note 3)         5,998,529      5,900,000      5,994,816      5,867,033
Weighted average shares, diluted (Note 3)       6,740,634      6,066,667      6,334,689      5,978,755

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
                                 (in thousands)

                                Class A              Class B
                             Common Stock          Common Stock     Additional                Total
                          -----------------     ------------------   Paid-in    Retained  Stockholders'
                          Shares    Amount      Shares     Amount    Capital    Earnings     Equity
                          ------   --------     ------    --------   --------   --------    --------
Balance at
  December 31, 1999        2,147   $      2      3,753    $      4   $ 26,194   $  4,815    $ 31,015
Conversion of Class B
  Common to Class A
  Common                      52         --        (52)         --         --         --          --
Issuance of Class A
  Common Stock               100         --         --          --        332         --         332
Valuation adjustment
  to e-Commerce
  Subsidiary                  --         --         --          --      2,260         --       2,260
Net income                    --         --         --          --         --       (243)       (243)
                          ------   --------     ------    --------   --------   --------    --------
Balance at
  September 30, 2000       2,299   $      2      3,701    $      4   $ 28,786   $  4,572    $ 33,364
                          ======   ========     ======    ========   ========   ========    ========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              For the Nine Months ended
                                                                    September 30,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $   (243)        $  1,346
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities -
   Depreciation and amortization                                   925              814
   Deferred income taxes                                          (159)             647
   Changes in assets and liabilities:
      Accounts receivable, net                                  (2,055)          (2,432)
      Inventories                                               13,981           (3,582)
      Prepaid expenses and other current assets                    393           (1,989)
      Other assets                                                (103)            (628)
      Floor plan notes payable                                 (12,487)           5,379
      Accounts payable and accrued expenses                        (92)            (581)
      Income taxes payable                                                         (368)
      Other liabilities                                            165               --
                                                              --------         --------
   Net cash provided by (used in) operating activities             325           (1,394)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (364)          (5,348)
   Proceeds from sales of property and equipment                    65               56
   Acquisition, net of cash acquired                              (701)          (3,171)
                                                              --------         --------
   Net cash used in investing activities                        (1,000)          (8,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                               --           10,389
   Principal payments of long-term debt                           (350)          (1,325)
   Payments of floor plan notes                                     --           (2,538)
   Other current bank borrowings, net of repayments                 --           (1,700)
   Due from/to related parties                                      --              361
   Issuance of common stock                                        326               --
                                                              --------         --------
   Net cash provided by financing activities                       (24)           5,187
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (699)          (4,670)
CASH AND CASH EQUIVALENTS, beginning of period                   1,635            5,514
                                                              --------         --------
CASH AND CASH EQUIVALENTS, end of period                      $    936         $    844
                                                              ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest                                     $  1,590         $  1,342
 Cash paid for - Taxes                                             174              819

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      The Company believes that: (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of September 30, 2000; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

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

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments. In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 approved SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," both of which amend SFAS No. 133. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137. The adoption of this pronouncement is expected to have no material impact on its financial position, results of operations or cash flows.

      Investments

      SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that the Company account for its equity investment in an e-commerce company, CarDay.com, as an available-for-sale security, reported at fair value and adjusted for other-than-temporary declines in value. Unrealized gains and losses are excluded from earnings and reported in a separate component of shareholders' equity (net of the effect of income taxes) until sold. The Company does not believe there has been a material change in the fair value of the investment during the nine months ended September 30, 2000.

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

3.    EARNINGS (LOSS) PER SHARE:

      "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. For the three months and nine months ended September 30, 2000 and 1999, weighted average shares include potentially dilutive shares related to a share price guarantee in connection with the acquisition of Toyota of Newburgh (See Note 7).

4.    RECEIVABLES:

      One company, which represents approximately $800,000 of outstanding receivables, has ceased payment on its obligation to Hometown. Hometown obtained and docketed a judgment against that company for the amount due plus interest on May 10, 2000. On May 12, 2000, a petition for bankruptcy under Chapter 7 was filed against such company by certain of its other creditors. Management is pursuing recovery by executing on the judgment obtained and investigating insurance coverage. Hometown has recorded an estimated reserve for bad debts in the amount of $345,000 in the consolidated financial statements as of September 30, 2000. Management continues to believe that no further material adjustments will be required, however, depending on the success of its current recovery efforts, the company may be required to provide additional reserves in future periods. Hometown is not currently entering into any new contracts with this company.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    INVENTORIES:

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                       9/30/00     12/31/99
                                          (in thousands)
                                       --------   ---------
      New Vehicles                     $ 26,814    $ 39,760
      Used Vehicles                       8,990      10,566
      Parts, accessories and other        1,670       1,129
                                       --------    --------
        Total Inventories              $ 37,474    $ 51,455
                                       ========    ========

6.    FLOOR PLAN NOTES PAYABLE:

      The Company funds its working capital needs with a revolving line of credit (herein referred to as the "floor plan notes payable") from GE Capital Corporation ("GE"). As of September 30, 2000, the Company had $36.5 million of floor plan notes payable outstanding, bearing interest of 30 day LIBOR plus 185 basis points. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $807,000 for the three months and $2,527,000 for the nine months ended September 30, 2000. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $529,000 for the quarter and $1,778,000 for the nine-month period, leaving net floor plan interest of $278,000 and $749,000 for the quarter and year to date, respectively.

      The Company and GE Capital Corporation agreed to modify the terms of the lending agreement with respect to the financial covenants required of Hometown. The covenants for the quarter ended September 30, 2000 are: (i) interest coverage ratio - minimum of 1.30; (ii) debt service ratio - minimum of 1.10;
(iii) leverage ratio - maximum of 2.00; current ratio - minimum of 1.12; (iv) tangible net worth - minimum of $6,000,000. Additionally, Hometown must have EBITDA of $4,250,000 for the year ended December 31, 2000. Some of these covenant requirements are scheduled to increase in future periods.

      At September 30, 2000 Hometown was not in compliance with the debt service, interest coverage and leverage ratio covenants of its floor plan lending and acquisition line of credit agreement with GE Capital Corporation. Hometown's ratios were .83 to 1, 1.01 to 1 and 2.58 to 1, respectively, instead of the required 1.1 to 1, 1.3 to 1 and a maximum of 2.0 to 1. As a result of these covenant violations, Hometown and GE have entered into an amendment to the credit agreement in which GE has agreed that it will not take any action on these covenant violations through March 31, 2001 and its commitment to make floor plan advances will end on that date, the acquisition line of credit has been terminated, the floor plan line reduced to $50 million and the interest rate increased by 75 basis points on advances through December 31, 2000 and an additional 75 basis points on advances thereafter. GE has charged a fee of $60,000 for granting the forbearance, but has agreed to waive any prepayment penalties.

      Hometown is seeking to refinance its floor plan line of credit and believes that alternate sources will be available. Two institutions have expressed preliminary interest in providing funds for this purpose. However no assurances can be given that financing will be available or that terms will be as favorable to Hometown as under its existing credit agreement. The company has been advised by its independent public accountants that should this situation remain unresolved at year-end, the auditors' report on those financial statements may be modified.

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

      On January 12, 2000, Hometown purchased a Jeep franchise, special tools and signage for $0.75 million. This franchise was tucked into the Company's existing Brattleboro, Vermont dealership. This acquisition was accounted for using the purchase method of accounting, resulting in goodwill of approximately $0.75 million

8.    SUBSEQUENT EVENTS:

      In November, 2000 Daewoo Motor Company was placed in bankruptcy. Currently, two of the Company's dealerships have Daewoo franchises. For the nine months ended September 30, 2000, Daewoo vehicles accounted for 92 units, or 1.7% of new cars sold. Related revenues were $1.3 million, or 0.9% of the Company's new car sales dollars. Total Inventory of new Daewoo vehicles held at September 30, 2000 was $523,000, and receivables from Daewoo totaled $12,000. At this time, management cannot determine what, if any, impact this will have on future operating results.

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

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      The total revenue by category for Hometown for the three and nine months ended September 30, 2000 and September 30, 1999, are as follows:

                                    For the three months    For the nine months
                                            ended                  ended
                                        September 30,           September 30,
                                       (in thousands)          (in thousands)

                                      2000        1999        2000        1999
                                    --------    --------    --------    --------
New vehicle                         $ 44,422    $ 48,184    $137,706    $129,485
Used vehicle - retail                 15,378      18,999      49,240      52,376
Used vehicle - wholesale               2,052       4,829       8,365      11,758
Parts and service                      6,092       6,267      17,827      17,301
F&I and other                          1,899       1,875       5,500       5,024
                                    --------    --------    --------    --------
Total Revenue                       $ 69,843    $ 80,154    $218,638    $215,944
                                    ========    ========    ========    ========

      The units sold by category for Hometown for the three and nine months ended September 30, 2000 and September 30, 1999, are as follows:

                                For the three months ended    For the nine months ended
                                       September 30,                 September 30,
                                 2000                1999      2000               1999
                                ------              ------    ------             ------
New vehicle                      1,748               1,947     5,391              5,196
Used vehicle - retail            1,135               1,331     3,548              3,718
Used vehicle - wholesale           740               1,058     2,391              2,525
                                ------              ------    ------             ------
Total units sold                 3,623               4,336    11,330             11,439
                                ======              ======    ======             ======

      The new vehicle revenue by manufacturer for Hometown for the three and nine months ended September 30, 2000 and September 30, 1999, is as follows:

                       For the three months ended    For the nine months ended
                              September 30,                 September 30,
                             (in thousands)                (in thousands)
                         2000              1999        2000              1999
                       --------          --------    --------         --------
Ford Motor             $ 21,920          $ 27,032    $ 72,197         $ 74,348
Toyota Motor             15,154            14,776      43,137           35,227
Daimler Chrysler          4,431             3,956      12,890           13,887
GM                        1,643             2,018       4,870            4,927
All Other                 1,274               402       4,612            1,096
                       --------          --------    --------         --------
Total Revenue          $ 44,422          $ 48,184    $137,706         $129,485
                       ========          ========    ========         ========

      The new vehicle units sold by manufacturer for Hometown for the three and nine months ended September 30, 2000 and September 30, 1999, are as follows:

                       For the three months ended     For the nine months ended
                              September 30,                  September 30,
                       2000                 1999        2000             1999
                       -----                -----       -----            -----
Ford Motor               766                  990       2,509            2,751
Toyota Motor             670                  688       1,916            1,612
Daimler Chrysler         177                  159         530              565
GM                        72                   87         211              207
All Other                 63                   23         225               61
                       -----                -----       -----            -----
Total units sold       1,748                1,947       5,391            5,196
                       =====                =====       =====            =====

      The gross profit (loss) by category for Hometown for the three and nine months ended September 30, 2000 and September 30, 1999, are as follows:

                                   For the three months    For the nine months
                                    ended September 30,    ended September 30,
                                      (in thousands)          (in thousands)
                                     2000        1999        2000         1999
                                   -------     -------     --------     -------

New vehicle                        $ 2,320     $ 2,808     $  7,194     $ 7,441
Used vehicle - retail                1,783       1,879        5,666       5,523
Used vehicle - wholesale               (13)         21         (131)         75
Parts and service                    3,435       3,591       10,025       9,941
F&I and other                        1,899       1,875        5,500       5,024
                                   -------     -------     --------     -------
Total Gross Profit (Loss)          $ 9,424     $10,174     $ 28,254     $28,004
                                   =======     =======     ========     =======

      The gross profit (loss) percent of revenue by category for Hometown for the three and nine months ended September 30, 2000 and September 30, 1999, are as follows:

                                   For the three months     For the nine months
                                    ended September 30,     ended September 30,
                                     2000        1999        2000         1999
                                   -------     -------     --------     -------

New vehicle                            5.2%        5.8%         5.2%        5.7%
Used vehicle - retail                 11.6%        9.9%        11.5%       10.5%
Used vehicle - wholesale              (0.7%)       0.4%        (1.6%)       0.6%
Parts and service                     56.4%       57.3%        56.2%       57.5%
F&I and other                        100.0%      100.0%       100.0%      100.0%
                                   -------     -------     --------     -------
Total Gross Profit (Loss) percent     13.5%       12.7%        12.9%       13.0%
                                   =======     =======     ========     =======

Three months ended September 30, 2000 compared with three months ended September 30, 1999.

        Revenue

      Total Revenue decreased $10.3 million, or 12.9% from $80.1 million for three months ended September 30, 1999 to $69.8 million for three months ended September 30, 2000.

      Revenue from the sale of new vehicles decreased $3.8 million, or 7.8% from $48.2 million for the three months ended September 30, 1999 to $44.4 million for three months ended September 30, 2000. Revenue decreases resulting from a decrease in new units sold of 199 vehicles were partially offset by an increase in average revenue per vehicle of $664.

      Revenue from the sale of used vehicles at retail decreased $3.6 million, or 19.1%, from $19.0 million for the quarter ended September 30, 1999, to $15.4 million for the quarter ended September 30, 2000. The decrease consisted of a drop in average revenue per vehicle of $726 coupled with a decrease in sales of used vehicles at retail of 196 units. Revenue from the sale of used vehicles at wholesale decreased $2.7 million, or 57.5%, from $4.8 million for the quarter ended September 30, 1999, to $2.1 million for the quarter ended September 30, 2000. That change consisted of a decrease in sales of used vehicles at wholesale of 318 units along with a decrease in revenue per vehicle of $1,791. The decrease in wholesale sales resulted from the deliberate reductions in inventory in the first quarter of 2000. Since the level of aged inventory was significantly reduced, most of the wholesale sales in the third quarter reflected the disposal of low value vehicles taken in trade. The Company's policy is to take such low value vehicles to auction immediately.

      Parts and service sales revenue decreased $0.2 million, or 2.8%, from $6.3 million for the three months ended September 30, 1999, to $6.1 million for the three months ended September 30, 2000.

      Gross Profit

      Total gross profit decreased $0.8 million, or 7.4%, from $10.2 million for the three months ended September 30, 1999, to $9.4 million for the three months ended September 30, 2000.

      Gross profit on new vehicle sales declined by $488,000, or 17.4%, to $2.3 million for the third quarter of 2000. This decrease was attributable to the aforementioned decline in units sold and a decrease in gross profit of $115 per unit. Gross profit on used vehicles sold at retail declined $96,000, or 5.1%. An increase of $159 in gross profit per unit was offset by the decline in units sold. Gross profit on parts and service sales declined by $155,000, or 4.3%, to $3.4 million for the quarter ended September 30, 2000 due to a decrease in the gross profit percentage from 57.3% in third quarter of 1999 to 56.4% in the same period in 2000.

      Amortization of Goodwill

      Goodwill amortization increased to $163,000 for the quarter ended September 30, 2000 from $150,000 for the quarter ended September 30, 1999, reflecting the acquisitions referred to in Note 7 of the Notes to Consolidated Financial Statements.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $295,000, or 3.4%, from $8.6 million for the three months ended September 30, 1999, to $8.9 million for the three months ended September 30, 2000. The results for the third quarter of 2000 include $33,000 of sales training expenses and a $30,000 accrual of 401K expenses relating to the plan adopted in October 1999.

      Net Interest Expense

      Net interest expense decreased $21,000 to $553,000 for the third quarter of 2000. The decrease was primarily attributable to the lower floor plan loan balance due to lower inventory levels.

      Pre-Tax Income (Loss)

      Income before taxes decreased from $883,000 for the three months ended September 30, 1999, to a loss of $147,000 for the three months ended September 30, 2000. The decrease was due to a reduction in gross profit of $751,000, an increase in selling, general and administrative expenses of $295,000, a decrease in interest expense of $21,000 and a decrease in net other expenses of $8,000.

      Provision (Benefit) for Income Tax

      The effective income tax rate was 43% in the three months ended September 30, 1999. The third quarter of 2000 shows a tax provision on a pretax loss due to the effect of non-deductible expenses and the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

      Net Income(Loss)

      Net income decreased from $507,000 for the quarter ended September 30, 1999, to a loss of $184,000 for the quarter ended September 30, 2000.

      Earnings Per Share, Basic and Diluted

      See Note 7 to the Consolidated Financial Statements for a description of potentially dilutive securities.

Nine months ended September 30, 2000 compared with nine months ended September 30, 1999

      Revenue

      Total Revenue increased $2.7 million, or 1.2% from $215.9 million for the nine months ended September 30, 1999 to $218.6 million for the nine months ended September 30, 2000. The majority of that increase is attributable to the acquisition of Toyota of Newburgh in April 1999. Same store revenues were down $5.9 million, or 3.1% over the prior year.

      Revenue from the sale of new vehicles increased $8.2 million, or 6.3% from $129.5 million for the nine months ended September 30, 1999 to $137.7 million for the nine months ended September 30, 2000. Revenue increases resulting from an increase in new units sold of 195 vehicles coupled with an increase in average revenue per vehicle of $623. The acquisition of Toyota of Newburgh contributed $5.1 million of that increase. Same store revenues on new vehicle sales were up $3.1 million, or 2.7%. On a same store basis, the number of units sold decreased by 15 units while the average revenue per unit increased by $789.

      Revenue from the sale of used vehicles at retail decreased $3.2 million, or 6.0%, from $52.4 million for the nine months ended September 30, 1999, to $49.2 million for the nine months ended September 30, 2000. The decrease consisted of a drop in sales of used vehicles at retail of 170 units coupled with a decrease in average revenue per vehicle of $209. Revenue from the sale of used vehicles at wholesale declined $3.4 million, or 28.9%, from $11.8 million for the nine months ended September 30, 1999, to $8.4 million for the nine months ended September 30, 2000. That change consisted of a decrease in sales of used vehicles at wholesale of 134 units in addition to a decrease in revenue per vehicle of $1,159.

      Parts and service sales revenue increased $526,000, or 3.0% from $17.3 million for the nine months ended September 30, 1999, to $17.8 million for the nine months ended September 30, 2000. The increase was attributable to the addition of the Toyota of Newburgh franchise. Same store revenues from parts and service sales declined by $390,000 or 2.5% from the same nine months of last year.

      Finance, Insurance, Extended Service and other dealership revenues increased $476,000, or 9.5% from $5.0 million for the nine months ended September 30, 1999 to $5.5 million for the nine months ended September 30, 2000.

      Gross Profit

      Total gross profit increased $250,000, or 0.9%, from $28.0 million for the nine months ended September 30, 1999, to $28.3 million for the nine months ended September 30, 2000. The primary reason for this increase was the effect of the aforementioned acquisitions. Same store gross profit decreased $722,000, or 3.0%.

      Gross profit on new vehicles decreased $247,000, or 3.3%, from $7.4 million for the nine months ended September 30, 1999, compared to $7.2 million for the same period of 2000. Unit sales increased by 195 vehicles, while gross profit per unit declined by $98. Same store sales of new vehicles declined $523,000, or 8.0%.

      Gross profit on the sale of used vehicles at retail increased $143,000, or 2.6%, from $5.5 million for the first nine months of 1999 to $5.7 million for the same period of 2000. Unit sales decreased by 170 units, while gross profit per unit increased by $111. Same store gross profit on the sale of used vehicles at retail increased $110,000, or 2.4%, due primarily to an increase in gross profit per unit of $194.

      Gross profit on parts and service increased $83,000, or 0.8%, from $9.9 million for the nine months ended September 30, 1999, to $10.0 million for the nine months ended September 30, 2000. The increase in gross profit is attributable to the acquisition of Toyota of Newburgh. Same store gross profit on parts and service declined by $252,000, or 2.8%.

      Amortization of Goodwill

      Goodwill amortization increased to $490,000 for the nine months ended September 30, 2000 from $436,000 for the nine months ended September 30, 1999, reflecting the acquisitions referred to in Note 7 of the Notes to Consolidated Financial Statements.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $2.6 million, or 10.6%, from $23.8 million for the nine months ended September 30, 1999, to $26.4 million for the nine months ended September 30, 2000. Toyota of Newburgh accounted for $1.2 million of that increase. In the first quarter of 2000, Hometown paid and expensed a $100,000 fee for its waiver of covenants on the GE floor plan loan for December 31, 1999. Bad debt expense of $345,000 was recognized in the second quarter of 2000. Costs for the sales training program were approximately $133,000 in the first nine months of 2000. Investor relations expenses increased by $82,000 for the nine months ended September 30, 2000 compared to the prior year. 401K expenses totaled $90,000 in the first three quarters of 2000. Additionally, the Company incurred costs in connection with the occupancy and staffing of its new Headquarters in Watertown, Connecticut and the installation of information systems during 2000.

      Net Interest Expense

      Net interest expense increased $241,000 to $1.6 million for the nine months ended September 30, 2000. That increase was primarily attributable to the Falcon Financial mortgages that were entered into in May 1999 partially offset by lower floor plan loan interest due to lower inventories.

      Pre-Tax Income (Loss)

      Income before taxes decreased $2.6 million from $2.3 million for the nine months ended September 30, 1999, to a loss of $262,000 for the nine months ended September 30, 2000. The decrease was primarily due to increased selling, general and administrative expenses of $2.6 million, increased interest expense of $0.2 million offset by increased gross profit of $0.2 million.

      Provision (Benefit) for Income Tax

      The effective income tax rate was 43% in the nine months ended September 30, 1999 and 7% in the nine months ended September 30, 2000. The change in the rate was mainly the result of the company providing valuation allowances against current NOL carryforwards, the impact of current forecasts of income before taxes, and current permanent differences between tax and book income.

      Net Income (Loss)

      Net income decreased from $1.3 million for the nine months ended September 30, 1999 to a loss of $243,000 for the nine months ended September 30, 2000.

      Earnings (Loss) Per Share, Basic and Diluted

      See Note 7 to the Consolidated Financial Statements for a description of potentially dilutive securities.

Weighted Average Shares

The weighted average shares outstanding for the nine months ended September 30, 2000 and 1999 are 5,994,816 shares and 5,867,033 shares, respectively. Fully diluted shares outstanding were 6,334,689 and 5,978,144, respectively, at those dates.

Cyclicality

      The Company's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer buying cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect the Company's business, Hometown believes that the impact on the Company's operations of future negative trends in such factors will be somewhat mitigated by its: (i) strong parts, service and collision repair services; (ii) variable cost salary structure; (iii) geographic regional focus; and (iv) product diversity.

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

      Cash and Cash Equivalents

      Total cash and cash equivalents at September 30, 2000 and December 31, 1999, were $0.9 million and $1.6 million, respectively, representing a decrease of $0.7 million in cash and cash equivalents. Operating activities provided $0.3 million in cash and cash equivalents. The issuance of stock provided $0.3 million. Those funds were used to acquire a Jeep franchise that was tucked into our existing Brattleboro, Vermont location ($0.7 million); to purchase equipment ($0.4 million), and to repay long-term debt ($0.3 million).

      Receivables

      The Company had $8.2 million in accounts receivable at September 30, 2000 compared to $6.1 million at December 31, 1999. The majority of those receivables are from companies that provide or secure financing for customer purchases.

      At September 30, 2000, one such company, which represents approximately $800,000 of those receivables, has ceased payment on its obligation to Hometown. Hometown obtained and docketed a judgment against that company for the amount due plus interest on May 10, 2000. On May 12, 2000, a petition for bankruptcy under Chapter 7 was filed against such company by certain of its other creditors. Management is pursuing recovery by executing on the judgment obtained and investigating insurance coverage. Hometown has recorded an estimated reserve for bad debts in the amount of $345,000 in the consolidated financial statements as of September 30, 2000. Management continues to believe that no further material adjustments will be required, however, depending on the success of its current recovery efforts, the company may be required to provide additional reserves in future periods. Hometown is not currently entering into any new contracts with this company.

Floor Plan Financing

      The Company funds its working capital needs with a revolving line of credit from GE Capital Corporation (herein referred to as the "floor plan notes payable"). As of September 30, 2000, the Company had $36.5 million of floor plan financing outstanding, bearing interest of LIBOR plus 185 basis points. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $2.5 million for the nine months ended September 30, 2000. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $1.8 million for the period, leaving net floor plan interest for the nine months of $750,000.

      The Company and GE Capital Corporation agreed to modify the terms of the lending agreement with respect to the financial covenants required of Hometown. The covenants for the quarter ended September 30, 2000 are: (i) interest coverage ratio - minimum of 1.30; (ii) debt service ratio - minimum of 1.10;
(iii) leverage ratio - maximum of 2.00; current ratio - minimum of 1.12; (iv) tangible net worth - minimum of $6,000,000. Additionally, Hometown must have EBITDA of $4,250,000 for the year ended December 31, 2000. Some of these covenant requirements are scheduled to increase in future periods.

      At September 30, 2000 Hometown was not in compliance with the debt service, interest coverage and leverage ratio covenants of its floor plan lending and acquisition line of credit agreement with GE Capital Corporation. Hometown's ratios were .83 to 1, 1.01 to 1 and 2.58 to 1, respectively, instead of the required 1.1 to 1, 1.3 to 1 and a maximum of 2.0 to 1. As a result of these covenant violations, Hometown and GE have entered into an amendment to the credit agreement in which GE has agreed that it will not take any action on these covenant violations through March 31, 2001 and its commitment to make floor plan advances will end on that date, the acqusition line of credit has been terminated, the floor plan line reduced to $50 million and the interest rate increased by 75 basis points on advances through December 31, 2000 and an additional 75 basis points on advances thereafter. GE has charged a fee of $60,000 for granting the forbearance, but has agreed to waive any prepayment penalties.

      Hometown is seeking to refinance its floor plan line of credit and believes that alternate sources will be available. Two institutions have expressed preliminary interest in providing funds for this purpose. However no assurances can be given that financing will be available or that terms will be as favorable to Hometown as under its existing credit agreement. The company has been advised by its independent public accountants that should this situation remain unresolved at year-end, the auditors' report on those financial statements may be modified.

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

                           PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

Hometown held its Annual Shareholders Meeting on August 29, 2000. Management nominated nine candidates for its Board of Directors as follows:

      Salvatore A. Vergopia
      Corey E. Shaker
      William C. Muller, Jr.
      Edward A. Vergopia
      James Christ
      Joseph Shaker
      Domenic Colasacco
      Louis I. Margolis
      C. Michael Jacobi

All nine nominees were elected to the Board. Each nominee received 32,054,040 votes for and 7,650 votes abstaining. Those individuals represent the entire Board of Directors as no other directors had terms continuing after the meeting.

The shareholders approved Arthur Andersen, LLP as the Company's auditors with 32,054,265 votes for, 2,800 votes against and 4,625 votes abstaining. Also, the authorized number of shares of Class A common stock, par value $.001 per share, was reduced from 24,000,000 to 12,000,000 with 31,995,065 votes for, 11,200 votes against and 55,425 votes abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

a.      Exhibits:

        1.  27.1 Financial Data Schedule

b.      Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Hometown Auto Retailers, Inc.


November 20, 2000                      By: /s/ Corey  E. Shaker
------------------------               --------------------------------------
Date                                   Corey E. Shaker, President and Chief
                                       Executive Officer


November 20, 2000                      By: /s/ Michael J. Shonborn
------------------------               --------------------------------------
Date                                   Michael J. Shonborn, Chief Financial
                                       Officer and Secretary