Form 10-K
period 2000-12-31
HOMETOWN AUTO RETAILERS INC
filed 2001-04-17
CIK 1061117

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

                   For the fiscal year ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $2,812,551.

      The number of shares outstanding of the registrant's Class A and Class B Common Stock, $.001 par value, as of March 30, 2001 was 6,000,109 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          HOMETOWN AUTO RETAILERS, INC.

                             Form 10-K Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
   Item 1.  Business........................................................ 3
   Item 2.  Properties......................................................18
   Item 3.  Legal Proceedings...............................................20
   Item 4.  Submission of Matters to a Vote of Security Holders.............20

PART II
   Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters...........................................21
   Item 6.  Selected Financial Data.........................................23
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................24
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk......31
   Item 8.  Financial Statements and Supplementary Data.....................31
   Item 9.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosures.....................................31

PART III
   Item 10. Directors and Executive Officers of the Registrant..............32
   Item 11. Executive Compensation..........................................35
   Item 12. Security Ownership of Certain Beneficial Owners and Management..41
   Item 13. Certain Relationships and Related Transactions..................43

PART IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K...................................................44

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

                                     PART I

ITEM 1. BUSINESS

      Until the closing of its initial public offering on July 31, 1998. Hometown Auto Retailers, Inc. conducted no operations under its own name and all revenues were generated by its predecessor companies. On July 31, 1998, four corporations (the "Core Operating Companies") operating six dealerships, a collision repair center and a factory authorized free standing service center were acquired in Exchange for 3,760,000 shares of Class B Common Stock (the "Exchange") and three additional dealerships were acquired for cash. In 1999, the Company also acquired free standing Lincoln Mercury and Toyota dealerships and added a Mazda dealership to its Massachusetts store. In 2000, the Company acquired a Jeep dealership which was added to its Vermont location. References herein to the "Company" or "Hometown" mean Hometown Auto Retailers, Inc., its predecessor companies and subsidiaries after giving effect to the foregoing transactions. Unless otherwise indicated, all share, per share and financial information set forth herein has been adjusted retroactively to give effect to
(i) a 12,000-for-1 stock split In July 1998 and, (ii) the issuance of 3,760,000 shares of Class B Common Stock in the Exchange.

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

      o Experienced Management. Hometown's management is comprised of second and third generation members of dealer families who have been leaders in the automotive retailing industry. The executive officers of the Company have over 130 years of combined experience in the automotive retailing industry and are members of families who have owned dealerships since 1947. They are recognized leaders in the automotive retailing industry and have served at various times in leadership positions in state and national industry organizations. The Company has also received numerous awards based on high customer satisfaction index ("CSI") ratings and other performance measures regularly compiled and monitored by the automobile Manufacturers. See "Management-Directors and Officers" for additional information as to the numerous Manufacturer awards and citations earned by Hometown's senior management and dealerships in recent years.

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

      o     Focus on Higher Margin Operations

            o Parts and Service. Hometown's dealerships emphasize sales of parts and service, which typically have a higher profit margin than vehicle sales.

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

      o Centralized Financing and Administrative Functions. The Company believes that it has been able to generate cost savings by centrally financing its new and used car inventories through Ford Motor Credit on March 16th 2001. Additional cost savings have been achieved by consolidating the Connecticut office operations from three dealerships to one location. Hometown will continue to this consolidation process for all dealerships.

      o Quality Personnel. The Company employs professional management practices in all aspects of its operations, including information technology, advanced employee sales training, profit-based compensation and cash management. Each dealership is managed as a profit center by a trained and experienced general manager who has primary responsibility for decisions relating to inventory, pricing and personnel. The Company compensates its general managers and department managers pursuant to various formulas based upon dealership or department profitability, rather than on sales volume. Senior management uses computer-based management information systems to monitor each dealership's sales, profitability and inventory on a daily basis and to identify areas requiring improvement and provide additional training where necessary. The Company believes that the application of its professional management practices provides it with an ability to achieve levels of profitability superior to industry averages.

Dealership Operations

      The Company's established operating practices and procedures, including the management and pricing of inventories of new and used vehicles, are regularly reviewed and updated by the general managers and members of the Company's operating committee, consisting of its four senior executive officers, each of whom is, or has been, the chief operating officer of a franchised dealership. Each of the Company's dealerships will use a management structure, currently used by the Core Operating Companies, that promotes and rewards the achievement of benchmarks set by senior management and the Operations Committee. Each local general manager of a Hometown dealership is ultimately responsible for the operation, personnel and financial performance of that dealership. Each general manager is complemented with a management team generally consisting of a new vehicle sales manager, a used vehicle sales manager, service and parts managers and finance and insurance ("F&I") managers. The general manager and the other members of each dealership management team, as long-time members of their local communities, are typically best able to judge how to conduct day-to-day operations based on the team's experience in and familiarity with its local market. Certain members of the Company's senior management also serve as general managers of particular dealerships.

      Each dealership engages in a number of inter-related businesses: new vehicle sales; used vehicle sales; service and parts operations; and F&I.

      New Vehicle Sales. Hometown's dealerships represent 13 American and Asian brands of lower, mid and higher priced sport and family cars and light trucks, including sport utility vehicles. The Company believes that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one Manufacturer and reduces its exposure to supply problems and product cycles. The following table sets forth for 1999 and 2000, certain information relating to the brands of new vehicles sold at retail by the Company:

                         For the Year Ended December 31,
                                 1999 and 2000

                                        1999                     2000
                                        ----                     ----

BRANDS                           Number     Percentage    Number      Percentage
------                           ------     ----------    ------      ----------

LINCOLN/MERCURY ..........        2,812         40.8%      2,404         35.7%
TOYOTA ...................        2,188         31.8%      2,476         36.8%
FORD .....................          767         11.1%        626          9.3%
DODGE ....................          325          4.7%        251          3.7%
JEEP .....................          283          4.1%        273          4.1%
CHEVROLET ................          213          3.1%        245          3.6%
OLDSMOBILE ...............           65          1.0%         36          0.5%
PLYMOUTH .................           36          0.5%         35          0.5%
CHRYSLER .................           92          1.3%        112          1.7%
ISUZU ....................           57          0.8%         40          0.6%
MAZDA ....................            0          0.0%        117          1.7%
DAEWOO ...................           34          0.5%        105          1.6%
OTHER ....................           20          0.3%         11          0.2%
                                  -----        -----       -----        -----
Total ....................        6,892        100.0%      6,731        100.0%
                                  =====        =====       =====        =====

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

      The following table shows the growth of used vehicle sales by the Company from 1996 through 2000 and the pro forma combined used vehicle sales by the Company in those years prior to the offering:

                                                   Number of Used and New Vehicles Sold
                                                   ------------------------------------
                                            1996       1997       1998       1999       2000
                                            ----       ----       ----       ----       ----
Used Vehicles - Retail ...............      5,107      4,725      3,995      4,790      4,549
Used Vehicles - Wholesale ............      3,867      4,154      3,794      3,319      3,208
New Vehicles .........................      5,450      5,431      5,150      6,892      6,731
                                           ------     ------     ------     ------     ------
          Total Sales ................     14,424     14,310     12,939     15,001     14,488
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

      Hometown believes that franchised dealership strengths in offering used vehicles include: (i) access on new vehicle purchase to trade-ins which are typically lower mileage and higher quality relative to trade-ins on used car purchases, (ii) access to late-model, low mileage off-lease vehicles, rental returns and Manufacturer demos, and (iii) the availability of Manufacturer certification and extended Manufacturer warranties for higher quality used vehicles. The Company believes that a well-managed used vehicle operation at each location affords it an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers, (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins, (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle, and (iv) increase ancillary product sales, particularly F&I, to improve overall profitability. Hometown also maintains a "virtual" used car lot through its web site "htauto.com". Customers can see digital images of most of Hometown's pre-owned inventory at all their locations. In addition, sales people and managers can search other Hometown locations to fulfill customer needs for used cars or trucks not at the specific location that a customer may be in. This potentially eliminates many customers from leaving one Hometown location without seeing what they need.

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

      The Company implemented an "owner loyalty program" similar to programs used by the Core Operating Companies to encourage customers to return to the dealership for all maintenance and light repair work. The program provides customers with information as to recommended intervals of service and details all charges for a wide range of maintenance activities and expected replacements at such intervals. Customers who maintain their vehicles in accordance with the owner loyalty program recommendations receive various items of maintenance, such as oil changes, without charge and also receive specified rebates against new or used vehicle purchases for money spent in Hometown's service departments. The owner loyalty program is designed to combat the recent trend for increasing percentages of repair and maintenance work to be performed at service stations and other independent repair shops, chains of specialized repair, maintenance and part replacement shops, such as muffler shops, brake shops, and tire shops. Manufacturers' policies that require warranty work to be performed at franchised dealerships support the Company's strategy of retaining maintenance and light repair work.

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

      Finance, Insurance and Other Revenue. Hometown dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on F&I and offer advanced F&I training to their F&I managers. During 2000, Hometown arranged financing for approximately 65.4% of new and used vehicles sold at retail to its customers. Typically, the dealerships forward proposed financing contracts to finance companies owned and operated by the Manufacturers or to selected commercial banks or other financing parties. The dealerships receive a finance fee from the lender for arranging the financing and may be assessed a charge-back against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, including early repayment or default. However, under existing agreements no charge-backs are permitted after 90, or in some cases 120, days except for certain sales to livery car operations. In addition, Hometown has guaranteed certain automobile financing loans made by financial institutions to its livery customers for the purchase of new and used limousines. At December 31, 2000 contingent liability on these guarantees to Ford Motor Credit Co. and another financial institution aggregated $7,259,000. The collectability of such loans to customers in the livery business can be adversely affected by a decline in economic conditions. The Company has established reserves for potential liability arising from such guarantees, based on available historical information.

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

      Each franchise agreement sets forth the name of the person approved by the Manufacturer to exercise full managerial authority over the dealership's operations and the names and ownership percentages of the approved owners of the dealership and contains provisions requiring the

Manufacturer's prior approval of changes in management or transfers of ownership of the dealership. A number of Manufacturers prohibit the acquisition of a substantial ownership interest in the franchised dealer or transactions that may affect management control of the franchised dealer, in each case without the approval of the Manufacturer. In connection with approving the Exchange, the Manufacturers will require Hometown to execute new franchise agreements, which may contain different provisions from the current agreements. For a description of these and other restrictions and other material terms imposed by the Manufacturers in the franchise agreements, see "Certain Factors that may Affect Growth and Profits -Manufacturers' Control Over Dealerships" and "Certain Factors that may Affect Growth and Profits - Dependence on Acquisitions for Growth; Manufacturers' Restrictions on Acquisitions."

      Most franchise agreements expire within one to five years. The Company expects to renew any expiring agreements in the ordinary course of business with the exception of Morristown Lincoln Mercury which has been sold back to the manufacturer. The typical franchise agreement provides for early termination or non-renewal by the Manufacturer under certain circumstance such as change of management or ownership without Manufacturer approval, insolvency or bankruptcy of the dealership, death or incapacity of the dealer manager, conviction of a dealer manager or owner of certain crimes, misrepresentation of certain information by the dealership or dealer manager or owner to the Manufacturer, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business or material breach of other provisions of the franchise agreement. The dealership is typically entitled to terminate the franchise agreement for any cause.

      Various federal and state laws established to protect dealerships from the generally unequal bargaining power between the parties also govern the automobile franchise relationship. The state statutes generally provide that it is a violation for a manufacturer to terminate, or to fail to renew, a franchise without good cause. Most statutes also provide that the manufacturer is prohibited from unreasonably withholding approval for a proposed change in ownership of the dealership. Generally, in order to withhold approval, the manufacturer must have material reasons relating to the character, financial ability or business experience of the proposed transferee. Moreover, certain states including Connecticut, New Jersey, Massachusetts and Vermont have laws which grant to pre-existing dealers a right to contest, in court or before an administrative agency, if a manufacturer establishes a new dealership, or authorizes the relocation of an existing dealership, to a location within a defined market area of a pre-existing dealership holding a franchise to sell the same brand. Accordingly, the relationship between the Manufacturer and the dealer, particularly as it relates to a manufacturer's rights to terminate, or to fail to renew, the franchise, is the subject of a substantial body of case law based upon specific facts in each instance. The above discussion of state court and administrative holdings and various state laws is based on management's beliefs and may not be an accurate description of the state court and administrative holdings and various state laws.

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

      Environmental laws and regulations have become very complex, making it very difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. Like virtually any network of automobile dealerships and vehicle service facilities, the Company, from time to time, can be expected to experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of Hometown's dealerships have been subject to any material environmental liabilities in the past and the Company does not anticipate that any material environmental liabilities will be incurred in the future. Although the Company is in the process of establishing an environmental management program that is intended to reduce the risk of noncompliance with environmental laws and regulations, environmental laws and regulations and their interpretation and enforcement are changed frequently and the Company believes that the trend towards broader and stricter environmental legislation and regulations is likely to continue. Hence, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by the Company or that such expenditures would not be material. See "Certain Factors that may Affect Growth and Profits - Governmental Regulations and Environmental Matters."

Employees

      As of December 31, 2000, the Company employed 386 people, of whom approximately 81 were employed in managerial positions, 82 were employed in non-managerial sales positions, 170 were employed in non-managerial parts and service positions and 53 were employed in administrative support positions.

      Hometown believes that its relationships with its employees are favorable. None of the employees are represented by a labor union. Because of its dependence on the Manufacturers, the Company may, however, be affected by labor strikes, work slowdowns and walkouts at the manufacturing facilities of their Manufacturers or of suppliers to, or shippers for, their Manufacturers.

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

Dependence on Automobile Manufacturers

      The Company is significantly dependent upon its relationships with, and the success of, certain Manufacturers. For the year ended December 31, 2000, Ford Motor, Toyota Motor and Chrysler accounted for 45.0 %, 36.8%, and 10.0% of the new vehicle sales of the Company, respectively. The Company may become dependent on additional manufacturers in the future as a result of its acquisition strategy and changes in the Company's sales mix.

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

Manufacturers' Control over Dealerships

      The dealerships operated by the Company sell cars and light trucks pursuant to franchise or dealership agreements with Ford Motor, GM, Toyota Motor, Chrysler, Mazda and American Isuzu. Through the terms and conditions of these agreements, such Manufacturers exert considerable influence over the operations of the Company's dealerships. Each of these agreements includes provisions for the termination or non-renewal of the manufacturer-dealer relationship for a variety of causes including any unapproved change of ownership or management and other material breaches of the franchise agreement.

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

Risks Relating to Failure to Meet Manufacturer CSI Scores

      Many manufacturers attempt to measure customers' satisfaction with automobile dealerships through a CSI, or customer satisfaction index, rating system. These manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and participation by a dealership in incentive programs. The dealerships operated by the Core Operating Companies have historically exceeded their Manufacturers' CSI standards. However, there can be no assurance that either the Company dealerships operated by members of the Core Operating Companies or other subsequently acquired dealerships will continue to meet such standards. Moreover, from time to time, the components of the various Manufacturer CSI scores have been modified and there is no assurance that such components will not be further modified or replaced by different systems in the future, which make it more difficult for key Company dealerships to meet such standards.

Reliance on Key Personnel

The Company depends to a large extent upon the abilities and continued efforts of its senior executive officers including Corey Shaker, William C. Muller, Jr. and James Christ. Further, the Company may be dependent on the senior management of the dealerships it acquires. If any of these persons becomes unavailable to continue in such capacity, or if the Company were unable to attract and retain other qualified employees, its business or prospects could be adversely affected. During 2000, the Company dismissed its Chairman and Chief Executive Officer and a Vice President (see the Legal Proceedings section of this document).

Substantial Competition

      The automotive retailing industry is highly competitive with respect to price, service, location and assortment. The Company competes with automobile dealerships (including public franchised dealership consolidators), private market buyers and sellers of used vehicles, used vehicle dealerships, service center chains, independent service and repair shops and financing and insurance ("F&I") operations. In the sale of new vehicles, the Company competes with other franchised dealers. The Company does not have any cost advantage in purchasing new vehicles from the Manufacturers, and typically will rely on advertising, merchandising, sales expertise, service reputation and location of its dealerships to sell new vehicles. In recent years, the Company has also faced competition from non-traditional sources such as companies that sell automobiles on the Internet, automobile rental agencies, independent leasing companies, used-car "superstores" and price clubs associated with established consumer agencies such as the American Automobile Association, some of which use non-traditional sales techniques such as one-price shopping. In addition, Ford Motor has announced that it is exploring the possibility of going into business with some of its dealers to create automotive superstores in selected markets. In furtherance of this plan, Ford Motor announced in mid-1998, a proposed joint venture with Republic Industries under which Ford Motor would acquire a 51% interest and Republic Industries a 49% interest in a joint venture entity that will acquire one Lincoln Mercury and eight Ford dealerships in the Rochester, New York area to create a retail network. The dealerships would be operated by Republic Industries. Some of these recent market entrants may have greater financial, marketing and personnel resources and/or lower overhead or sales costs than the Company. In the parts and service area, the Company also competes with a number of regional or national chains, which offer selected parts and services at prices that may be lower than the Company's prices. In addition, there can be no assurance that the Company's strategy will be more effective than the strategies of its competitors.

Goodwill

      The Company's balance sheet at December 31, 2000 includes an amount designated as "goodwill" that represents 28.5% of assets and 82.6% of stockholders' equity.

      Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require that this and all other intangible assets be amortized over the period benefited. Management has determined that period to be no less than 40 years.

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

Cyclical Nature of Automobile Sales

      Sales of motor vehicles, particularly new vehicles, historically have been subject to substantial cyclical variation characterized by oversupply and weak demand. The Company believes that the industry is affected by many factors, including general economic conditions, consumer confidence, the level of personal discretionary spending, interest rates and credit availability. There can be no assurance that the industry will not experience sustained periods of decline in vehicle sales, particularly new vehicle sales, in the future. Any such decline could have a material adverse effect on the Company. The Company believes that new vehicle sales in North America will be at levels slightly less than 2000 in the year 2001. The Company does not believe that future expected sales levels through 2002 will have a negative impact on its business. During the past five years the Company's sales of new and used vehicles have not been materially affected by overall industry levels of vehicle sales but have been more significantly affected by the timing of introduction of new models by particular Manufacturers and changes in consumer preferences for particular brands or models.

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

Government Regulations and Environmental Matters

      The Company is subject to a wide range of federal, state and local laws and regulations which are administered by various federal, state and local regulatory agencies, such as local licensing requirements, consumer protection laws and environmental requirements governing, among other things, discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. The violation of these laws and regulations could result in civil and criminal penalties being levied against the Company or in a cease and desist order against operations that are not in compliance. Future acquisitions by the Company may also be subject to governmental regulation, including antitrust reviews. The Company believes that the Core Operating Companies substantially comply with all applicable laws and regulations relating to its business, but future laws and regulations may be more stringent and require the Company to incur significant additional costs. The failure to satisfy current or future regulatory requirements could have a material adverse effect on the operations and financial condition of the Company. See "Business -Governmental Regulations" and "Business - Environmental Matters."

Concentration of Voting Power; Anti-Takeover Provisions

      The former stockholders of the Core Operating Companies and their donees own all of the Class B Common Stock, which entitles them to ten votes for each share held, while holders of Class A Common Stock, are entitled to one vote per share held. Consequently, such holders of the Class B Common Stock, who own 61.6% of the Company's outstanding Common Stock of all classes, will control 94.1% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control the policies and operations of the Company. In addition, the holders of the Class B Common Stock have entered into a stockholders' agreement obligating them, for a five-year period, to vote for Salvatore A. Vergopia, Joseph Shaker, William C. Muller Jr., Corey Shaker, Edward A. Vergopia and James Christ as members of the Company's Board of Directors. The executive officers and directors of the Company control 56.5% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control the policies and operations of the Company. Accordingly, absent a significant increase in the number of shares of Class A Common Stock outstanding or conversion of Class B Common Stock into Class A Common Stock, the holders of shares of Class B Common Stock will be entitled, for the foreseeable future, to elect all members of the Board of Directors and control all matters subject to stockholder approval.

      The Delaware General Corporation Law requires super-majority-voting thresholds to approve certain "business combinations" between interested stockholders and the Company, which may render more difficult or tend to discourage attempts to acquire the Company. In addition, the Company's Board of Directors has the authority to issue shares of preferred stock ("Preferred Stock"), of which 2,000,000 are currently authorized, in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of Preferred Stock is likely to be senior to all classes of Common Stock of the Company with respect to dividends, liquidation rights and, possibly, voting rights. The ability to issue Preferred Stock could also have the effect of discouraging unsolicited acquisition proposals, thus affecting the market price of the Common Stock and preventing stockholders from obtaining any premium which might otherwise be offered by a potential buyer. In addition, certain of the Company's dealer agreements will prohibit the acquisition of more than a specified percentage of the Common Stock without the consent of the relevant Manufacturers. See "Management - Executive Officers and Directors," "Principal Stockholders" and "Description of Capital Stock."

Possible Volatility of Price

      The market price of the Class A Common Stock could be subject to wide fluctuations in response to a number of factors, including quarterly variations of operating results, investor perceptions of the Company and automotive retailing industry and general economic and other conditions.

Risk Related to Low Price Securities

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on The Nasdaq Stock Market. As of February, 2001 our common stock has been trading in the over the counter market in the NASD's "OTC Bulletin Board" and may become subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the "penny stock" rules may restrict the ability of stockholders to sell our common stock and warrants in the secondary market."

ITEM 2. PROPERTIES

      Set forth in the table below is certain information relating to the properties that the Company uses in its business.

Occupant/Trade
Name                     Location                      Use                               Lease/Own
----                     --------                      ---                               ---------
Shaker's                 831 Straits                   New and used car sales;           Lease expires in 2013;
   Lincoln               Turnpike Watertown, CT        service; F & I                    $240,000 per year with CPI
   Mercury               06795                                                           increases in 2004 and 2009

Lincoln                  1189 New Haven Rd.            Service                           Owned by dealership
   Mercury               Naugatuck, CT
   Autocare              06770

Family Ford              1200 Wolcott Street           New and used car sales;           Lease expires in 2013;
                         Waterbury, CT                 service; F & I                    $240,000 per year with CPI
                         06705                                                           increases in 2004 and 2009


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

Muller Toyota            Route 31 and Van              New and used car sales;           Lease expires in 2013;
                         Sickles Rd.                   service; F & I                    $360,000 per year with CPI
                         Clinton, NJ                                                     increases in 2004 and 2009
                         08809

Muller                   Route 173 and                 New and used car sales;           Lease expires in 2013;
   Chevrolet,            Voorhees Rd.                  service; F & I                    $396,000 per year with CPI
   Oldsmobile,           Stewartsville, NJ                                               increases in 2004 and 2009
   Isuzu                 08865

Wellesley                965 Worcester Road            New and used car sales;           Lease expires 12/22/08 at
   Lincoln               Wellesley, MA                 service; F&I                      $216,000 per year, one five
   Mercury               02181                                                           year renewal option at the same
                                                                                         rent; and option to purchase at
                                                                                         the end of term or end of
                                                                                         extension term at the then fair
                                                                                         market value.

Bay State                571 Worcester Road            New and used car sales;           Owned facility
   Lincoln               Framingham, MA                service; F & I
   Mercury               01701

Brattleboro              Route 5, Putney Rd.           New and used car sales;           Lease expires in 2003 at
   Chrysler              N. Brattleboro, VT            service; F & I                    $240,000 per year; one
   Plymouth              05304                                                           five-year renewal option at
   Dodge Sales                                                                           the same rent and option to
                                                                                         purchase at fair market value
                                                                                         of not less than $1.5 million.

Morristown               115 Spring St.                New and used car sales;           Dealership sold in January,
   Auto Sales,           Morristown, NJ                service; F & I                    2001. Lease will be assumed
   Inc.                  07960                                                           by third party in April, 2001.

Autos of                 2934 Rte 9 W                  New and used car sales;           Owned facility
   Newburgh,             New Windsor, NY               service; F & I
   Inc. d/b/a            12553
   Toyota of
   Newburgh

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

Shaker Group. The Company leases, for an initial annual base rental of $240,000, the premises occupied by its Lincoln Mercury dealership in Watertown, Connecticut, and for an initial base rental of $240,000 and $72,000 respectively, the premises occupied by the Family Ford and Shaker Jeep/Eagle dealerships in Waterbury, Connecticut from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Corey Shaker is President and a principal stockholder of the Company. Steven Shaker is Regional Vice President-North Division and a principal stockholder of the Company. Joseph Shaker is a consultant to and a principal stockholder of the Company. Janet Shaker is a principal stockholder of the Company.

Muller Group. The Company leases, for an initial annual base rental of $360,000 and $396,000 respectively the premises occupied by its Toyota dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile/Isuzu dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President-South Division and, prior to the Offering, was a 9.42% stockholder of Hometown.

Westwood. The Company leases, for an initial annual base rental of $360,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia, prior to the Offering and including shares owned by his wife, was a 17.63% stockholder of Hometown.

ITEM 3. LEGAL PROCEEDINGS

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, directors and formerly executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, in an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief.

      We have retained litigation counsel to represent us in this action. As of date of the filing of this Annual Report, we have not filed a response to the complaint nor engaged in any pre-trial discovery.

      We believe that the Vergopias commenced this action in response to our dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with us. We believe we have meritorious defenses and intend to vigorously defend this action and assert various counterclaims, and do not believe that the eventual outcome of the case will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information

      The Company's Class A Common Stock had been traded on The NASDAQ National Market under the symbols "HCAR" since July 31, 1998. On February 12, 2001, the Company's stock was delisted by NASDAQ for failing to meet minimum share price and market capitalization requirements. The stock now trades over the counter as a Bulletin Board stock under the symbol "HCAR.OB"

      The following table sets forth the high and low bid prices as quoted by The NASDAQ National Market since the commencement of trading and the NASD Bulletin Board as of February 12, 2001. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Price Range of Common Stock                                 Bid Prices
---------------------------                          ---------------------------
                                                      High                 Low
Year ended 1999

First Quarter                                        $ 5.875             $ 3.875

Second Quarter                                       $  4.75             $3.0625

Third Quarter                                        $ 4.375             $3.4375

Fourth Quarter                                       $  4.00             $2.6875

Year Ended 2000

First Quarter                                        $ 9.625             $3.5625

Second Quarter                                       $8.0625             $2.0625

Third Quarter                                        $2.9062             $  1.00

Fourth Quarter                                       $  1.50             $0.3125

1st Quarter of Year 2001

January 1 to February 9                              $ 1.00              $ 0.375

*February 12 to April 11                             $0.875              $0.4062

--------------------------------------------------------------------------------
*Commenced trading on Bulletin Board

      (b) Holders

      As of March 30, 2001, the number of record holders of the Class A Common Stock of the Company was 35.

      (c) Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The Company acquired the Core Operating Companies and the Acquisitions simultaneously with the closing of the Offering on July 31, 1998, which transactions have been accounted for using the purchase method of accounting. E.R.R. Enterprises, Inc. ("Shaker"), the parent of one of the Core Operating Companies, has been identified as the acquirer for financial statement presentation purposes. The following selected financial data as of December 31, 2000, 1999 and 1998 have been derived from the audited consolidated financial statements of the Company. The following selected historical financial data for as of December 31, 1997 and 1996 have been derived from the audited financial statements of Shaker.

                                                                         For the Years Ended December 31,
                                                                 (in thousands, except share and per share data)
                                                     2000             1999            1998             1997              1996
                                                 -----------      -----------      -----------      -----------      -----------
Statement of Operations Data:
Revenues                                         $   279,841      $   285,493      $   121,516      $    59,496      $    62,222
Cost of sales                                        243,950          248,615          104,898           51,226           53,076
                                                 -----------      -----------      -----------      -----------      -----------
      Gross profit                                    35,891           36,878           16,618            8,270            9,146
Amortization of goodwill                                 661              600              212               --               --
Loss from operations of e-Commerce subsidiary             --              515               --               --               --
Selling, general and administrative expenses          38,452           32,045           17,510            7,715            8,049
                                                 -----------      -----------      -----------      -----------      -----------
      Income (loss) from operations                   (3,222)           3,718           (1,104)             555            1,097
Other income (expense)
      Interest (expense), net                         (2,135)          (1,988)            (443)            (189)            (384)

   Other income (expense), net                          (127)             (95)              46              116                1
                                                 -----------      -----------      -----------      -----------      -----------
      Income (loss) before taxes                      (5,484)           1,635           (1,501)             482              714
Provision (benefit) for income taxes                  (1,902)             850             (502)             166              321
                                                 -----------      -----------      -----------      -----------      -----------
      Net income (loss)                          $    (3,582)     $       785      $      (999)     $       316      $       393
                                                 ===========      ===========      ===========      ===========      ===========
Earnings (loss) per share, basic and diluted     $      (.60)     $       .13      $      (.28)     $       .17      $       .21
Weighted average shares, basic                     5,996,146        5,875,342        3,513,333        1,880,000        1,880,000
Diluted                                            6,728,183        6,003,851
--------------------------------------------------------------------------------------------------------------------------------

                                                     2000             1999            1998             1997              1996
Balance Sheet Data:
Working capital                                  $     3,142      $     5,128      $     5,760      $     4,347      $     4,138
Inventories                                           40,964           51,455           30,554            7,609            8,504
Total assets                                          85,799           97,307           66,411           13,878           14,798
Total debt                                            49,339           60,945           32,145            7,231            8,201
Stockholders' equity                                  30,025           31,015           29,230            5,098            4,782

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues

      New vehicle sales remained flat at $173 million, with a decrease of 161 units being offset entirely by higher average unit revenues. A majority of the decrease in units, 408, was from the Company's Lincoln Mercury dealerships, offset in part by strong unit sales at the Toyota, Mazda and Daewoo dealerships which had unit increases of 288, 117 and 71, respectively. The increase in Toyota and Mazda units were due in part to the Company reporting a full years results of 1999 acquisitions. Lincoln Mercury dealerships represented 5 of Hometown's 12 locations, management believes that the decrease in units at Lincoln Mercury dealerships was a result of a loss of popularity of the Lincoln Mercury product line during 2000. Lincoln Mercury has introduced a new Mountaineer sport utility and new leasing programs on its existing car and truck lines aimed at getting back market share lost in 2000. The increase in average unit revenues was due primarily to increased sales of some higher priced vehicles such as the Lincoln LS and Navigator and certain Toyota models.

      Used vehicle sales decreased by $6.6 million, or 8.0%, from $82.3 million for the year ended December 31, 1999, to $75.7 million for the year ended December 31, 2000. That decrease consisted of 241 fewer retail units sold and 111 fewer wholesale units sold. The decrease in used units sold in 2000 was due to management discontinuing the sale of fully guaranteed used cars at Westwood in order to eliminate contingent liability on recourse paper, slower demand for pre-owned Lincoln Mercury product, as well as strong factory incentives on New cars particularly with regard to low interest rates and heavy rebates not available on pre owned cars and trucks, and was coupled with lower revenue per unit at wholesale due to excess used car supplies in our marketplace.

      Parts and service revenues increased by $1.1 million, or 4.8%, from $22.8 million at December 31, 1999 to $23.9 million for the year ended December 31, 2000. Virtually all of the increase in parts and service revenue was due to the Company's 1999 acquisitions reporting a full year of operations in 2000.

      Other dealership revenues increased by $0.2 million, or 2.9%, from $6.9 million for the year ended December 31, 1999, to $7.1 million for the year ended December 31, 2000. The increase was due to the Company's 1999 acquisitions reporting a full year of operations in 2000.

      Gross Profit

      Gross profit for the year ended December 31, 2000 was $35.9 million, a decrease of $1.0 million or 2.7%, compared with $36.9 million for the year ended December 31, 1999.

      Gross profit on sales of new vehicles decreased $1.1 million, or 11.3%, from $10.1 million for the year ended December 31, 1999 to $9.0 million for the year ended December 31, 2000. Lower unit sales of 161 units accounts for a majority of the decrease combined with a less than 1% decrease in gross profit margin due to a change in the mix of vehicle brands sold.

      Gross profit on sales of used vehicles was $6.7 million for the year ended December 31, 2000, down $0.2 million or 2.9%, from $6.9 million in the prior year. The decrease in gross profit on used vehicles was almost completely attributable to lower sales volume of 352 units and also larger than normal wholesale losses due to the demand for used cars and trucks not keeping up with supply. As a result of this, cars and trucks that aged were sold at auction for losses.

Parts and service sales yielded gross profit of $13.2 million in the year ended December 31, 2000, an increase of $0.2 million or 1.5%, from $13.0 million for the prior year. Virtually all of the increase in parts and service revenue was due to the Company's 1999 acquisitions reporting a full year of operations in 2000, offset by an approximate 2% decrease in gross profit margin caused by a change in the mix of services.

      Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $6.5 million, or 20.0%, from $32.0 million for the year ended December 31, 1999, to $38.5 million, for the year ended December 31, 2000. A majority of the increase was due to several non-recurring events in 2000. The 2000 non-recurring events included the write-off of a receivable from Autotech Leasing as the company filed for bankruptcy protection, legal fees of relating to attempts to recover the vehicles associated with the Autotech receivable, default of certain livery vehicle loans which the Company had guaranteed, the write-off of certain receivables from specialty financing companies due to a modification of the Company's strategy in working with customers with poor credit history, particularly the discontinuance of recourse transactions to reduce risk to the company, legal fees and a reserve for future expenses associated with the dismissal of the former Chairman and CEO and Vice President, costs associated with the transition from outsourcing our main accounting office and reporting functions with an independent contractor to an in-house system, and costs and expenses associated with the closing of Morristown Lincoln Mercury.

      Interest Expense, net

Net interest expense was $2.1 million for the year ended December 31, 2000, an increase of $0.1 million, or 5.0%, from $2.0 million for the year ended December 31, 1999. The increase was due primarily to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the Combinations, excess inventory during the early part of the year and increases in floor plan interest rates and fees from GE Capital.

      Net Income (loss)

Net Income decreased from $.8 million for the year ended December 31, 1999, to a loss of $3.6 million for the year ended December 31, 2000, a decrease of $4.4 million or 550%. This is the result of a combination of the aforementioned under performing stores and brands, non-recurring charges and higher SG&A expenses in 2000.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues

      Revenues increased by $163 million, or 134%, from $122 million for the year ended December 31, 1998, to $285 million for the year ended December 31, 1999. Revenue increases in Shaker accounted for $10.9 million while the Combinations accounted for the remaining $154 million.

      New vehicle sales increased by $103 million, or 147%, from $70.1 million for the year ended December 31, 1998, to $173 million for the year ended December 31, 1999. Of that increase, $4.8 million resulted from an increase of 206 new vehicle units sold and $1.0 resulted from an increase of $647 in the average revenue received per unit sold at the Shaker dealerships. The remaining $97.6 million increase was due to accounting for the Combinations.

      Used vehicle sales increased by $45.2 million, or 122%, from $37.1 million for the year ended December 31, 1998, to $82.3 million for the year ended December 31, 1999. That increase consisted of a $40.8 million increase due to the Combinations combined with an increase of $4.4 million at the Shaker dealerships. The Shaker dealerships sold 170 more used vehicles and the average revenue received per vehicle increased by $1,100. A portion of the increase in used vehicle sales at the Shaker dealerships resulted from a conscious decision in 1998 to reduce activity in used vehicle purchases at auction in reaction to increases in auction prices.

      Parts and service revenue increased by $11.7 million, or 105%, from $11.1 million for the year ended December 31, 1998, to $22.8 million for the year ended December 31, 1999. Virtually all of the increase in parts and service revenue is attributable to the Combinations.

      Other dealership revenues increased by $3.6 million, or 109%, from $3.3 million for the year ended December 31, 1998, to $6.9 million for the year ended December 31, 1999. Other dealership revenues at the Shaker dealerships increased $0.8 million, the balance of the increase resulted from the accounting for the Combinations.

      Gross Profit

      Gross profit for the year ended December 31, 1999 was $36.9 million, an increase of $20.3 million or 122%, compared with $16.6 million for the year ended December 31, 1998. Gross profit at the Shaker dealerships increased by 10.3% or $0.9 million, with the balance of $19.4 million resulting from the Combinations.

      Gross profit on sales of new vehicles increased $5.8 million, or 135%, from $4.3 million for the year ended December 31, 1998 to $10.1 million for the year ended December 31, 1999. Of that increase, only $0.3 million occurred at the Shaker dealerships with the remaining $6.6 million due to the Combinations.

      Gross profit on sales of used vehicles was $6.9 million for the year ended December 31, 1999, up $3.6 million or 109%, from $3.3 million in the prior year. The increase in gross profit on used vehicles was almost completely attributable to the Combinations.

      Parts and service sales yielded gross profit of $13.0 million in the year ended December 31, 1999, an increase of $7.2 million, or 124%, from $5.8 million for the prior year. The vast majority of this increase was due to the Combinations, as the Shaker dealerships experienced an increase of $0.4 million.

      Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $14.5 million, or 83.0%, from $17.5 million for the year ended December 31, 1998, to $32.0 million, for the year ended December 31, 1999. The increases consist of $14.6 million for accounting for the Combinations, increases in corporation expenses of $2.0 million, and increases in ongoing expenses at the Shaker dealerships of $0.5 million. That increase was partially offset by a one time bonus paid to the owner employees of Shaker in 1998 of $2.5 million.

      Interest Expenses, net

Net interest expense was $2.0 million for the year ended December 31, 1999, an increase of $1.6 million, or 400%, from $0.4 million, for the year ended December 31, 1998. The increase was due primarily to increased floor plan interest resulting from the assumption of additional floor plan debt associated with the Combinations.

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

Effects of Inflation

      Due to the relatively low levels of inflation experienced in fiscal 1999 and 2000, inflation did not have a significant effect on the results of Shaker or Hometown during those periods.

Earnings (Loss) Per Share, Basic and Diluted

      On a consolidated basis, the earnings (loss) per share for the year ended December 31, 2000 and 1999, are($.60) and $.13, respectively. As of December 31, 2000 and 1999, the Company has potentially dilutive securities which are described in Footnote 10 to the Consolidated Financial Statements.

Weighted Average Shares

      On a consolidated basis, the weighted average shares, basic and diluted, for the years ended December 31, 2000 and 1999 are approximately 6.0 and 6.7 million shares and 5.9 and 6.0 million shares, respectively

Liquidity and Capital Resources

      Cash and Cash Equivalents

      Total cash and cash equivalents at December 31, 2000 and 1999, were $0.6 million and $1.6 million, respectively. The net decrease of $1.0 million in cash and cash equivalents from December 31, 1999 to 2000 was due in part to the lending arrangement with GE Capital whereby excess cash receipts are automatically used to pay down the existing debt, and the sale of 31 livery vehicles to Autotech Leasing that defaulted on payment. In addition Morristown Lincoln Mercury had negative cash flow, which has been remedied by the sale of that dealership. In addition Westwood Lincoln Mercury carried a consistently high level of inventory causing the company to pay additional interest charges. This has been remedied by the removal of the previous management team. Also GE Capital assessed $160,000 in fees associated with the amendments or waivers of covenants mostly if not entirely associated with the GE acquisition line that was never used by Hometown Auto Retailers subsequent to year-end. Ford Credit has replaced GE Capital as the floor plan lender without these covenant issues.

      Cash Flow from Operations

      For the year ended December 31, 2000, the Company provided $0.3 million in cash from operating activities.

      The following table sets forth the consolidated selected information from the statements of cash flow:

                                                                 For the years ended December 31,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
                                                                        (in thousands)
      Net Cash Provided by (used in) Operating Activities     $    310      $  1,125      $ (2,458)
      Net Cash Used in Investing Activities                     (1,148)      (11,226)       (6,919)
      Net Cash (Used in) provided by Financing Activities         (211)        6,222        11,352
                                                              --------      --------      --------
      Net (Decrease) increase in Cash and Cash Equivalents    $ (1,049)     $ (3,879)      $ 1,975
                                                              ========      ========      ========

      Floor Plan Financing

      Until March 16, 2001, the Company obtained floor plan financing for its vehicle inventory from GE Capital. As of December 31, 2000, the Company had $40.1 million of floor plan financing outstanding, bearing interest at 9.40375%. Interest expense on floor plan notes payable, before manufacturer's interest assistance, totaled approximately $2.9 million, $2.6 million, and $1.4 million for the years ended December 31, 2000, 1999, and 1998, respectively. Manufacturer interest assistance, which is recorded as a reduction of interest expense, totaled approximately $1.9 million, $1.5 million, and $0.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

      On March 16, 2001, the Company completed the refinancing of its floor plan lines of credit from GE Capital Corporation to Ford Motor Credit Corporation.

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

      In addition, on November 3, 1999, Hometown purchased a Mazda franchise, special parts, signage and new car inventory for $0.7 million. This franchise was tucked into the Company's Framingham, Massachusetts dealership and will co-exist with the Lincoln/Mercury's until showroom space can be added for the Mazda new cars.

New Accounting Pronouncements

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25. FIN 44 was effective July 1, 2000, and the application of FIN 44 did not have a material impact on the Company's consolidated financial statements.

      During 2000, the Company adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of this SAB did not have a material impact on the Company's consolidated financial statements.

      In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." This statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000. As of January 1, 2001 the Company adopted the pronouncement, which did not have a material impact on its consolidated financial statements.

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

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company required by this item are set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The executive officers and directors of the Company and their respective ages as of March 31, 2001 are as follows:

Name                        Age       Position                                                Director Since
----                        ---       --------                                                --------------
Corey Shaker                43        President, Chief Executive Officer and Director              1997
William C. Muller Jr.       49        Regional Vice President - South Division and Director        1997
Steven Shaker               31        Regional Vice President - North Division                Not a director
James Christ                44        General Manager - Muller Toyota and Director                 1997
John J. Stavola             44        Acting Chief Financial Officer                          Not a director
Joseph Shaker               33        Director                                                     1997
Salvatore A. Vergopia       61        Director                                                     1997
Edward A. Vergopia          31        Director                                                     1997
Dominic Colasacco *         52        Director                                                     1997
Louis I. Margolis *         56        Director                                                     1997

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

      Set forth below is a brief description of the background and business experience of the executive officers and directors of the Company:

      Corey Shaker was named President and Chief Operating Officer on February 7, 2000, and added the title of Chief Executive Officer on August 29, 2000. In addition, he was Vice President-Connecticut Operations since October 1, 1997 and was in charge of Hometown's Company-wide sales training efforts. Prior to that, from 1989 he was Chief Operating Officer and General Manager of Family Ford Inc. where he was responsible for all aspects of its operations. He is a member of NADA Ford F01 20 group. He was awarded the Lincoln Mercury Salesperson of the Nation award in 1980 and is a three time winner of the Lincoln Mercury Inner Circle award. He is also a first cousin to both Steven and Joseph Shaker, respectively, each a director of the Company. He holds a B.S. in Business Administration from Providence College.

      William C. Muller Jr. has been Regional Vice President - South Division since March 2000. Mr. Muller has been Vice President-New Jersey Operations since October 1, 1997. In addition, from 1980 he was the President of Muller Toyota, Inc. and of Muller Chevrolet, Oldsmobile, Isuzu, Inc. (both of which are currently known as Muller Automotive Group, Inc. and Good Day Chevrolet, Oldsmobile, Isuzu, Inc., respectively.) Under his management, Muller Toyota has been: (a) a 9-time recipient of Toyota's Prestigious President's Award, given to those dealers with superior levels of customer satisfaction who also exceed capital standards and have high market penetration and facilities that meet or exceed Toyota standards; (b) a 13-time recipient of Toyota Parts Excellence Award; (c) a 9-time winner of Toyota Service Excellence Award; and (d) a 3-time winner of Toyota's Sales Excellence Award. He holds a B.A. degree from Fairleigh Dickinson University.

      Steven Shaker has been Regional Vice President - North Division since March 2000. Mr. Shaker had been a Vice President in charge of Parts and Service since October 1, 1997. In addition, from 1992 he was Director of Parts and Service of all of the Shaker Group's operations and was instrumental in the implementation of the pilot program to develop the Ford Motor Company's first Autocare automobile service center. He is the brother of Joseph Shaker and a first cousin of Corey Shaker, each respectively a director of the Company. He holds a B.A. degree from Salve Regina College.

      James Christ has been General Manager of the Muller Toyota division of the Company since October 1, 1997. In addition, from 1995 he was General Manager of Muller Toyota in Clinton, New Jersey. From March 1986 to November 1994, he was Vice President and General Manager of Liberty Toyota, Inc. in Burlington, New Jersey and from August 1989 to November 1994, he was Vice President of Richardson Imports, Inc. a Lexus dealership, in Cherry Hill, New Jersey. Prior thereto he had more than 5 years experience in managerial capacities at Toyota. He holds a B.S. in Business Administration from West Chester University.

      Joseph Shaker was President and Chief Operating Officer from October 1, 1997 to February 7, 2000, and was in charge of the Company's dealer acquisition program, including the implementation of such programs as may be necessary to assimilate new dealers into Hometown's operational model. In addition, from 1991 he was the Chief Operating Officer of Shaker's Lincoln Mercury, Shaker's Jeep Eagle and Lincoln Mercury Autocare in Connecticut. In 1992, at the request of Ford Motor Company, he developed the pilot free-standing neighborhood Autocare Center which has become the model for free-standing neighborhood auto maintenance centers established by Ford Motor with certain of its other dealers. He also started Shaker's Lincoln Mercury limousine department in 1992 and has been responsible for its growth and implementation. He is a Member of the Executive Committee of the NADA 20 Group. He is the brother of Steven Shaker and a first cousin of Corey Shaker, each respectively a director of the Company. He holds a B.S. (Management) degree from Bentley College.

      Salvatore A. Vergopia was formerly Chairman of the Board and Chief Executive Officer of the company. In addition, from 1992 until December, 2000, he was President and for over 20 years prior thereto, Vice President of Westwood Lincoln Mercury Sales Inc. Under his management, Westwood has been a winner of numerous awards, including: (a) Lincoln-Mercury 100 Champions Leadership Conference award in each of the past 25 years; (b) North American Customer Excellence Award; and (c) Ford Motor Credit Company's Partners in Quality Award. In addition to his responsibilities as a dealer, he has served on the Customer Dispute Settlement Board for New Jersey and Connecticut and is a member and past Chairman of the Ford Lincoln-Mercury NADA 20 Group. He is also the father of Edward Vergopia, director. He holds a B.S. degree from Northern Arizona University.

      Edward A. Vergopia was formerly Vice President - Fleet Operations. In addition, from 1988 until December, 2000, he was Executive Vice President of Westwood where, among other responsibilities, he managed the Lincoln Mercury Division of Spoilers Plus (custom cars) and Westwood Lincoln Mercury Limousine Department. During those periods, he also worked in the Leasing, Financing and Parts and Service Departments of Westwood Lincoln Mercury. He is also the son of Salvatore Vergopia, director. He holds a B.B.A. from the University of Miami.

      John J. Stavola has been Acting Chief Financial Officer since February 2, 2001. Prior to joining Hometown as Corporate Controller in July, 2000, he served in various accounting capacities for 15 years at Heublein, Inc., a manufacturer and distributor of distilled spirits and wines. Mr. Stavola is licensed as a

C.P.A. in the State of Connecticut. He earned his Bachelor's Degree in Accounting from the University of Notre Dame.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.

      The following table presents certain information concerning compensation paid or accrued for services rendered to the Company in all capacities during the year ended December 31, 2000, for the Chief Executive Officer and the other six executive officers of the Company whose aggregate annual base salary exceeded $100,000 (collectively, the "Named Executive Officers").

                               COMPENSATION TABLE

                                                 Annual Compensation
                                ---------------------------------------------------

                                Fiscal Annual
                                    Year
Name and Principal Position     Compensation        $ Salary    Bonus (1)     Other
---------------------------     ------------        --------    ---------     -----
Salvatore A. Vergopia               2000             250,000          --      28,000
Chairman                            1999(3)          250,000          --      75,000
                                    1998             318,000          --          --

Corey E. Shaker                     2000             200,000          --       7,000
President and Chief                 1999(3)          200,000          --          --
Executive Officer                   1998(3)(4)       163,000     336,000          --

William C. Muller, Jr.              2000             200,000          --          --
Regional Vice                       1999(3)          200,000          --       3,000
President-South Division            1998(3)          258,000          --          --

Steven Shaker                       2000             110,000          --       3,000
Regional Vice                       1999             100,000          --          --
President-North Division            1998             100,000     319,000          --

Michael Shonborn                    2000             135,000          --       7,000
Chief Financial                     1999              23,000          --          --
Officer and Secretary(2)            1998                  --          --          --

----------
(1) The amount shown are cash bonuses earned in the specified year and paid in the first quarter of the following year.
(2) In February 2001, resigned from his positions as Chief Financial Officer and Secretary.
(3)   Includes compensation paid by predecessor companies with respect to 1998.
(4) Reflects bonuses paid by predecessor companies for services rendered prior to Hometown's initial public offering.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

      No options were granted to the Named Executive Officers during 2000.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR END OPTION/SAR VALUES

      The following table summarizes options and SARs exercised during fiscal 2000 and presents the value of unexercised options and SARs held by the Named Executive Officers at fiscal year end:

                                                                Number of
                                                                Securities           Value of
                                                                Underlying         Unexercised
                                                                Unexercised         In-the-Money
                                                              Options/SARs at     Options/SARs at
                                                              Fiscal Year-End     Fiscal Year-End
                              Acquired                        Exercisable (E)     Exercisable (E)
                                 on             Value          Unexercisable       Unexercisable
Name                          Exercise        Realized              (U)                 (U)
----                          --------        --------        ---------------     ----------------
Corey E. Shaker                  --               --              34,332 E               --
President and Chief                                               32,168 U
Executive Officer

William C. Muller, Jr.           --               --              13,332 E               --
Regional Vice                                                      6,668 U
President

Salvatore A. Vergopia            --               --               2,000 E               --
Chairman                                                           1,000 U

Steven Shaker                    --               --               6,668 E               --
Vice President-South                                               3,332 U
Division

Michael Shonborn                 --               --               3,334 E               --
Chief Financial                                                    6,666 U
Officer and Secretary

      All shares vest ratably through 2001, except for 30,000 options of Corey
      E. Shaker and 10,000 options of Michael Shonborn, which vest ratably through 2002. In general, the option agreements shall be exercisable only so long as the optionee shall continue to be an employee of Hometown and within the thirty day period after the date of termination of his employment to the extent it was exercisable on the day prior to the date of termination. In the event the Optionee is unable to continue his employment with Hometown as a result of his total and permanent disability, he may, but only within three (3) months from the date of disability, exercise the option to the extent he was entitled to exercise it at the date of such disability. In the event of death of the Optionee, the option may be exercised, at any time within twelve (12) months following the date of death, by the Optionee's estate or by a person who acquired the right to exercise this option by bequest or inheritance, but only to the extent of the right that would have accrued had the Optionee continued living one (1) month after the date of death, provided that at the time of his death the Optionee is an employee of Hometown and shall have been in Continuous Status (as defined in Hometown's Stock Option
      Plan) as an employee from the date hereof; or within thirty (30) days after the termination of Continuous Status as an employee, the option may be exercised, at any time within three (3) months following the date of death, by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise that had accrued at the date of termination.

Employment Contracts

      In April 1998, Hometown entered into five-year employment agreements, effective as of the closing of Hometown's initial public offering in July, 1998, with all of the Named Executive Officers with the exception of Michael Shonborn. Each of their agreements provides for an annual base salary of $200,000, except that the agreement for Steven Shaker provides for an annual base salary of $100,000, increased to $125,000 in 2001.

      In October 1999, Hometown entered into a four-year employment agreement with Michael Shonborn at an annual base salary of $90,000, increased to $145,000 when he became Hometown's Chief Financial Officer and Secretary. Mr. Shonborn's employment agreement was terminated upon his resignation, effective February 2, 2001.

      Each agreement also provides for participation by the employee in all executive benefit plans and, if employment is terminated without cause (as defined in the agreement), payment of an amount equal to the salary which would have been payable over the unexpired term of his employment agreement.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      None of the directors serving on the Compensation Committee are employees or officers of the Company. No director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

1998 Stock Option Plan

      In February 1998, in order to attract and retain persons necessary for the success of the Company, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 480,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Board of Directors will administer the Stock Option Plan, which expires in January 2008, or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. For grants to the Named Executive Officers see the chart above titled "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES."

Employee Benefit Plan

      In October 1999, Hometown amended and restated the E.R.R. Enterprises, Inc. Profit Sharing/401(k) Plan, (the "Amended Plan") into the HOMETOWN AUTO RETAILERS, INC. 401K Plan (the "Plan") effective October 1, 1999, for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitations. Hometown may make annual matching contributions to the Plan at its discretion. No Contributions were made by Hometown to the Plan for the year ended December 31, 2000. Contributions under the Plan were $48,000, $33,000 in 1999 and 1998, respectively. Corey E. Shaker and Joseph Shaker are the Trustees of the Plan.

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

Report of the Compensation Committee on Executive Compensation

      The primary purposes of the Compensation Committee are to establish and maintain competitive, fair and equitable compensation practices designed to attract and retain key management employees throughout the Corporation and to establish appropriate incentives to motivate and reward key management employees for achieving or exceeding established performance goals; and to oversee the competency and qualifications of senior management personnel and the provisions of senior management succession planning. The Compensation Committee is responsible for a broad range of activities which include (i) recommending to the full Board of Directors the salary(ies) of the Chairman of the Board, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer after an evaluation of market data, internal salary relationships as provided by the Corporation's executive compensation professionals, and such other factors as the Committee deems appropriate; (ii) recommending to the full Board of Directors the salaries for other elected Corporate Officers and selected key management employees after reviewing the recommendations made by the Chief Executive Officer and the Chief Operating Officer; (iii) recommending to the full Board of Directors the type of incentive plans, if any, which will be offered to management employees; and (iv) administering the Corporation's 1998 Incentive Stock Option Plan, to include, after reviewing the recommendations of the Chief Executive Officer and the Chief Operating Officer, determining the employees to be eligible for plan participation.

      Due to the existence of five year employment agreements between Hometown and its key officers, which do not expire until July 2003, the scope of the Compensation Committee's duties has been limited.

                                                   COMPENSATION COMMITTEE

                                                   Domenic Colasacco
                                                   Louis I. Margolis

                               COMPANY PERFORMANCE
         AND COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN AMONG HOMETOWN
                 AUTO RETAILERS, INC., THE NASDAQ MARKET INDEX,
                                AND A PEER GROUP

      The following graph shows a three year comparison of cumulative total returns for Hometown, the NASDAQ Market Index, and a Peer Group.

                              [LINE GRAPH OMITTED]

  [The following table was depicted as a line graph in the printed material.]

                                     7/29/98    12/31/98    12/31/99    12/31/00
--------------------------------------------------------------------------------
HOMETOWN AUTO RETAILERS, INC          100.00       49.29       40.71        5.71
SIC CODE INDEX                        100.00      102.76       65.26       43.26
NASDAQ MARKET INDEX                   100.00      118.38      208.79      131.23

      (1) The Peer Group Index includes the following companies: AutoNation Inc., Circuit City/CarMax, Group, Group 1 Automotive, Inc., Lithia Motors Inc., Rush Enterprises, Inc., Sonic Automotive Inc., United Auto Group, Inc.,Nostalgia Motorcars, and Autocorp Equities Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of March 31, 2001 by (i) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Named Executive Officer and (iv) all Directors, and Executive Officers of the Company as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them.

                                                                                              % of
                                                     Common Stock               % of         Aggregate
                                                  Beneficially Owned(2)      Outstanding      voting
                                               -------------------------        Equity       Power of
Name of Beneficial Owner(1)                    Class A           Class B       Owned(3)     all Classes
---------------------------                    -------           -------     ------------   -----------
Salvatore Vergopia (4)                              --           705,000        11.44         17.87
Corey E. Shaker (5)                             47,332           265,080         5.07          6.84
William C. Muller, Jr. (6)                      17,582           453,034         7.64         11.53
Edward Vergopia                                     --           235,000         3.81          5.96
James Christ (7)                                13,332            90,248         1.68          2.32
*William C. Muller, Sr. (9)                         --           308,786         5.01          7.83
Steven Shaker (8)                               14,668           206,424         3.59          5.27
Joseph Shaker (10)                              28,516           262,592         4.72          6.73
Dominic Colasacco (11)                             833                --           **            **
Louis I. Margolis (11)                             833                --           **            **
All Directors, and Executive Officers
as a group (9 persons)                         123,096         2,217,378        37.98         56.57

*     William C. Muller, Sr. is not an Officer or Director of Hometown

**    Ownership is less than 1%

--------------------------------------------------------------------------------

(1) The respective addresses of the beneficial owners are: Salvatore A. Vergopia and Edward A. Vergopia, c/o Westwood Lincoln Mercury, 55 Kinderkamack Road, Emerson, New Jersey 07630; Corey Shaker, 774 Straits Turnpike, Watertown Connecticut 06795; William C. Muller Jr., James Christ and William C. Muller Sr. c/o Muller Toyota Inc., Route 31, PO Box J, Clinton, New Jersey, 08809; Steven Shaker, c/o Family Ford, Inc., 1200 Wolcott Street, Waterbury, Connecticut 06705; Joseph Shaker, c/o CarDay Inc., 245 Fifth Avenue, New York, New York 10016; Dominic Colasacco, 40 Court Street, Boston Massachusetts 02108; and Louis I. Margolis, 717 Fifth Avenue, New York, New York, 10022.

(2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages of beneficial ownership are calculated based the number of shares outstanding as of March 31, 2001, 6,163,105, which includes 2,468,105 shares of Class A Common Stock (162,996 are shares that can be acquired upon exercise of options) and 3,695,000 shares of Class B common stock. Unless otherwise specified herein, shares of common stock shall be shares of Class B common stock of the Company.

(3)   Percentages based on number of shares of all classes.

(4)   Includes 225,600 shares owned by his wife Janet.

(5) Includes (i) 15,980 shares held by the Edward Shaker Family Trust of which he is the Trustee and a beneficiary, (ii) 13,000 shares of Class A common stock, (iii) an option to purchase 24,332 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share and (iv) an option to purchase 10,000 shares of Class A common stock, exercisable within the next 60 days at $3.00 per share.

(6) Includes 4,250 shares of Class A common stock and an option to purchase 13,332 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

(7) Includes an option to purchase 13,332 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

(8) Includes 8,000 shares of Class A common stock and an option to purchase 6,668 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

(9) All shares are owned by The William C. Muller Revocable Living Trust of which the William C. Muller Sr. is Trustee. William C. Muller Sr. is neither an officer nor director.

(10) Includes (i) 15,980 shares held by the Richard Shaker Family Trust of which Mr. Shaker is the Trustee and a beneficiary, (ii) 40,000 share held by the Shaker Irrevocable Trust of which Mr. Shaker is Trustee, (iii) 4,184 shares of Class A common stock, and (iv) an option to purchase 24,332 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share.

(11) Includes options to purchase 833 shares of Class A common stock, exercisable within the next 60 days at $1.4375 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires Hometown's officers and directors, and persons who own more than ten percent of a registered class of Hometown's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish Hometown with copies of all Section 16(a) forms they file.

      To the best of Hometown's knowledge, based solely on review of the copies of such forms furnished to Hometown, or written representations that no other forms were required, Hometown believes that all Section 16(a) filing requirements applicable with respect to all its current officers, directors and ten percent shareholders have been complied with as of the filing date of this Annual Report. However, Michael Shonborn was late in filing his Initial Statement of Beneficial Ownership of Securities on Form 3 and one (1) Statement of Changes in Beneficial Ownership on Form 4 during 2000 but has subsequently come into compliance. With respect to any former directors, officers, and ten percent shareholders of the Hometown, the Hometown does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Leases

      Hometown has leased from various affiliates the premises occupied by certain of its dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent for the five-year periods commencing January 1, 2004 and 2009.

Shaker Group. The Company leases, for an initial annual base rental of $240,000, the premises occupied by its Lincoln Mercury dealership in Watertown, Connecticut, and for an initial base rental of $240,000 and $72,000 respectively, the premises occupied by the Family Ford and Shaker Jeep/Eagle dealerships in Waterbury, Connecticut from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Corey Shaker is President and a principal stockholder of the Company. Steven Shaker is Regional Vice President-North Division and a principal stockholder of the Company. Joseph Shaker is a consultant to and a principal stockholder of the Company. Janet Shaker is a principal stockholder of the Company.

Muller Group. Hometown leases, for an initial annual base rental of $360,000 and $396,000 respectively the premises occupied by its Toyota dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile/Isuzu dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is a director and the Regional Vice President - South Division and a principal stockholder of Hometown.

Westwood. Hometown leases, for an initial annual base rental of $360,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is a director and a principal stockholder of Hometown.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit

Exhibit                            Description                              Page
-------                            -----------                              ----
  No.

    3.1    Certificate of Incorporation of Dealer-Co., Inc.
           (NY-3/10/97)
    3.2    Certificate of Incorporation of Hometown Auto Retailers,
           Inc. (Del-6/5/97)
    3.3    Certificate of Ownership and Merger of Dealer-Co., Inc.
           into Hometown Auto Retailers, Inc. (Del-6/27/97)
    3.4 Certificate of Merger of Dealer-Co., Inc. and Hometown Auto Retailers, Inc. into Hometown Auto Retailers, Inc. (the "Company") (NY-9/11/97)
    3.5 Certificate of Amendment of the Certificate of Incorporation filed February 19, 1998
    3.6 Certificate of Amendment of the Certificate of Incorporation filed June 8, 1998
 (1)3.7 Certificate of Amendment of the Certificate of Incorporation filed December 7, 2000
    3.8    By-Laws of the Company
    4.1    Form of Class A Common Stock Certificate
    4.2    Form of Class B Common Stock Certificate
    4.3 Form of Warrant Agreement between the Company and Paulson Investment Company and related Warrant
    4.4    Stock Option Plan of the Company
    10.1 Exchange Agreement, dated as of the 1st day of July, 1997, among the Registrant and the members of the Shaker Group, the Muller Group and the Westwood Group
    10.2 Agreement, dated July 2, 1997, between the Registrant and Brattleboro Chrysler Plymouth Dodge, Inc. and Amendments dated November 11, 1997, April 14, 1998 and July 8, 1998
    10.3 Agreement, dated August 14, 1997, between the Registrant and Leominster Lincoln Mercury, Inc., dba Bay State Lincoln Mercury and Amendments dated October 31, 1997 and April 14,
           1998, respectively
    10.4 Stockholders Agreement, dated as of the 16th day of February 1998, among the Shaker Stockholders, the Muller Stockholders and the Westwood Stockholders
    10.5 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Salvatore A. Vergopia
    10.6 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and William C. Muller Jr.
    10.7 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Corey Shaker
    10.8 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Edward A. Vergopia
    10.9 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and James Christ
    10.10 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Steven Shaker

    10.11  Lease, dated as of April 20, 1998, between Shaker
           Enterprises, as landlord, and Hometown (Lincoln/Mercury
           dealership in Watertown, CT.)
    10.12  Lease, dated as of April 20, 1998, between Joseph Shaker
           Realty Company, as landlord, and Hometown (Ford dealership in Waterbury, CT.)
    10.13  Lease, dated as of April 20, 1998, between Joseph Shaker
           Realty Company, as landlord, and Hometown (Jeep/Eagle
           dealership Waterbury, CT.)
    10.14  Lease, dated as of April 20, 1998, between Rellum Realty
           Company, as landlord, and Hometown (Toyota dealership in
           Clinton, NJ)
    10.15  Lease, dated as of April 20, 1998, between Rellum Realty
           Company, as landlord, and Hometown
           (Chevrolet/Oldsmobile/Isuzu dealership In Stewartville, NJ)
    10.16  Lease, dated as of April 20, 1998, between Salvatore A.
           Vergopia and Janet Vergopia, as landlord, and Hometown
           (Lincoln Mercury dealership in Emerson, NJ)*
    10.17  Inventory Loan and Security Agreement between Toyota Motor
           Credit Corporation and Muller Toyota, Inc.; Commercial
           Promissory Notes; Dealer Floor Plan Agreement
    10.18  Ford Motor Company Automotive Wholesale Installment Sale
           and Security Agreement with Shakers, Inc.; Power of
           Attorney for Wholesale Installment Sale Contract; and
           Automotive Installment Sale Contract
    10.19  Ford Motor Company Automotive Wholesale Installment Sale
           and Security Agreement with Family Ford, Inc. and Power of
           Attorney for Wholesale
    10.20  Chrysler Financial Security Agreement and Master Credit
           Agreement with Shaker's Inc.
    10.21  Lease, dated as of April 20, 1998, between Thomas E.
           Cosenzi optionees as landlord, and Hometown (Chrysler
           Plymouth dealerships in N. Brattleboro, VT.)
    10.22  Form of Stock Option Agreement with schedule of optionees
    10.23  Agreement dated May 28, 1998, between the Registrant and
           Pride Auto Center, Inc. (an Acquisition)
    10.24  Supplemental Agreement to Dealer Sales and Service
           Agreement (Publicly Traded Company) dated April 27, 1998
           among Muller Chevrolet, Oldsmobile, Isuzu, Inc., Hometown
           Auto Retailers, Inc. and American Isuzu Motors, Inc.
    10.25  Letter consent for ownership change and initial public offering from Toyota Motor Sales, USA, Inc. dated July 24,
           1998
    10.26  Supplemental Agreement to General Motors Corporation Dealer
           Sales and Service Agreement between Hometown Auto
           Retailers, Inc. and General Motors, dated July 20, 1998.
    10.27  Letter consent from Ford Motor Company to Hometown Auto
           Retailers, Inc. relating to the Ford Division and Lincoln
           Mercury Division dated July 24, 1998.
    10.28 Credit Agreement dated January 6, 1999 among the registrant, specified subsidiaries, General Electric
           Capital Corporation, and other specified lenders. All
           Annexes A through I.
 (1)10.29 Form of Security Agreement entered into March, 2001 amoung the registrant, certain subsidiaries of the registrant, and Ford Motor Credit Company.
 (1)10.30 Form of Security Agreement entered into in March, 2001 among certain subsidiaries of the registrant, and Ford Motor Credit Company.
 (1)10.31 Form of Cross-Default Agreement entered into in March, 2001 among the registrant, certain subsidiaries of the registrant, and Ford Motor Credit Company.
 (1)10.32 Form of Guaranty entered into in March, 2001 among the registrant, certain subsidiaries of the registrant, and Ford Motor Credit Company.
 (1)10.33 Form of Guaranty entered into in March, 2001 among certain subsidiaries of the registrant, and Ford Motor Credit Company.
     21.1  Subsidiaries of the Registrant

--------
* Unless otherwise indicated all exhibits were previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No 333-52763), and incorporated herein by reference.
(1)   Filed herewith.

Reports on Form 8-K:

            The Registrant did not file any reports on Form 8-K during the Quarter ended December 31, 2000.

Financial Statement Schedules:

      See below, beginning on page F-1.

Supplemental Schedules:

Report of Independent Public Accountants on Schedule is set forth on page S-1.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998 is set forth on page S-2.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on April , 2001 on its behalf by the undersigned, thereunto duly authorized.

                                            Hometown Auto Retailers, Inc.


                                            By: /s/ Corey Shaker
                                               -------------------------------
                                               Corey Shaker, President and Chief
                                                  Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Corey Shaker
-----------------------------
Corey Shaker                         President, Chief Executive Officer
                                     and Director

/s/ John J. Stavola
-----------------------------
John J. Stavola                      Acting Chief Financial Officer

/s/ William C. Muller,
-----------------------------
William C. Muller                    Regional Vice President--South Division
                                     and Director

/s/ Steven Shaker
-----------------------------
Steven Shaker                        Regional Vice President--North Division

/s/James Christ
-----------------------------
James Christ                         General Manager--Muller Toyota and Director

/s/ Joseph Shaker
-----------------------------
Joseph Shaker                         Director

/s/Domenic Colasacco
-----------------------------
Domenic Colasacco                    Director

/s/Louis I. Margolis
-----------------------------
Louis I. Margolis                    Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2

Financial Statements:

     Balance Sheets as of December 31, 2000 and 1999                         F-3

     Consolidated Statements of Operations for each of the three
     years in the period ended December 31, 2000                             F-4

     Consolidated Statements of Stockholders' Equity for
     each of the three years in the period ended December 31, 2000           F-5

     Consolidated Statements of Cash Flows for each of the three
     years in the period ended December 31, 2000                             F-6

     Notes to Financial Statements                                           F-7

Report of Independent Accountants on Schedule                                S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hometown Auto Retailers, Inc.:

      We have audited the accompanying consolidated balance sheet of Hometown Auto Retailers, Inc. (a Delaware Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 (see Note 1). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hometown Auto Retailers, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


New York, New York                                           ARTHUR ANDERSEN LLP
March 30, 2001

                          HOMETOWN AUTO RETAILERS, INC,
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                   December 31,
                                                                               --------------------
                           ASSETS                                                2000        1999
                                                                               --------    --------
Current Assets:                                                                     --          --
   Cash and cash equivalents                                                   $   586     $ 1,635
   Accounts receivable, net                                                      6,149       6,101
   Inventories                                                                  40,964      51,455
   Prepaid expenses and other current assets                                       826       2,095
   Deferred income taxes and taxes receivable                                      750         523
                                                                               -------     -------
      Total current assets                                                      49,275      61,809
Property and equipment,net                                                       7,594       8,415
Goodwill, net                                                                   24,793      24,578
Other assets                                                                     4,137       2,505
                                                                               -------     -------
      Total assets                                                             $85,799     $97,307
                                                                               =======     =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable                                                    $40,123     $48,986
   Accounts payable and accrued expenses                                         5,579       4,787
   Current maturities of long-term debt                                            431         708
   Other current bank borrowings                                                    --       2,200
                                                                               -------     -------
      Total current liabilities                                                 46,133      56,681
Long-term debt                                                                   8,785       9,051
Long-term deferred income taxes                                                    399         200
Other long-term liabilities                                                        457         360
                                                                               -------     -------
       Total liabilities                                                        55,774      66,292

Stockholders' Equity:
    Preferred stock, $.001 par value, 2,000,000 shares authorized,
    no shares issued and outstanding                                                --          --
   Common stock, Class A, $.001 par value, 12,000,000 and 24,000,000 shares authorized, respectively,2,301,109 and 2,147,000 issued and outstanding,
      respectively                                                                   2           2
   Common stock,Class B, $.001 par value, 3,760,000 shares
   authorized, 3,699,000 and 3,753,000 issued and outstanding,respectively           4           4
   Additional paid-in capital                                                   28,786      26,194
   Retained earnings                                                             1,233       4,815
                                                                               -------     -------
      Total stockholders' equity                                                30,025      31,015
                                                                               -------     -------
      Total liabilities and stockholders' equity                               $85,799     $97,307
                                                                               =======     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC,
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                          For the Years Ended December 31,
                                                  ---------------------------------------------
                                                      2000            1999              1998
                                                  -----------      -----------      -----------
Revenues
   New vehicle sales                              $   173,128      $   173,481      $    70,068
   Used vehicle sales                                  75,704           82,272           37,053
   Parts and service sales                             23,905           22,823           11,130
   Other, net                                           7,104            6,917            3,265
                                                  -----------      -----------      -----------
      Total revenues                                  279,841          285,493          121,516
Cost of sales
   New vehicle sales                                  164,202          163,416           65,790
   Used vehicle sales                                  69,039           75,385           33,749
   Parts and service sales                             10,709            9,814            5,359
                                                  -----------      -----------      -----------
      Total cost of sales                             243,950          248,615          104,898
                                                  -----------      -----------      -----------

      Gross profit                                     35,891           36,878           16,618
Amortization of goodwill                                  661              600              212
Loss from operations of e-Commerce subsidiary              --              515               --
Selling,general and administrative expenses            38,452           32,045           17,510
                                                  -----------      -----------      -----------
      Income (loss) from operations                    (3,222)           3,718           (1,104)

Interest expense, net                                  (2,135)          (1,988)            (443)
Other income (expense), net                              (127)             (95)              46
                                                  -----------      -----------      -----------
      Income (loss) before taxes                       (5,484)           1,635           (1,501)
Provision (benefit) for income taxes                   (1,902)             850             (502)
                                                  -----------      -----------      -----------
      Net income (loss)                           $    (3,582)     $       785      $      (999)
                                                  ===========      ===========      ===========
Earnings (loss) per share, basic                  $      (.60)     $       .13      $      (.28)
Earnings (loss) per share, diluted                $      (.60)     $       .13      $      (.28)
                                                  ===========      ===========      ===========
Weighted average shares outstanding, basic          5,996,146        5,875,342        3,513,333
Weighted average shares outstanding, diluted        6,728,183        6,003,851        3,513,333

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC,
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                Class A                  Class B             Additional                    Total
                                             Common Stock              Common Stock           Paid-in      Retained    Stockholders'
                                          Shares      Amount        Shares       Amount       Capital      Earnings       Equity
                                         --------     --------     --------      --------    ----------    --------    ------------
Balance at
December 31, 1997                              --           --           --            --           69        5,029         5,098
Issuance of Class B Common Stock
 in exchange                                   --           --        3,760             4           --           --             4
Stock split at offering                       240           --           --            --           --           --            --
Public offering of Common Stock, net
of offering expenses                        1,800            2           --            --       25,125           --        25,127
Net loss                                       --           --           --            --           --         (999)         (999)
                                         --------     --------     --------      --------     --------     --------      --------
Balance at
December 31, 1998                           2,040            2        3,760             4       25,194        4,030        29,230
Conversion of Class B Common to
 Class A Common                                 7           --           (7)           --           --           --            --
Issuance of Class A Common to
  acquire Toyota of Newburgh                  100           --           --            --        1,000           --         1,000
Net income                                     --           --           --            --           --          785           785
                                         --------     --------     --------      --------     --------     --------      --------
Balance at
December 31, 1999                           2,147            2        3,753             4       26,194        4,815        31,015
Conversion of Class B Common to
  Class A Common                               54           --          (54)           --           --           --            --
Issuance of Class A Common                    100           --           --            --          332           --           332
Valuation adjustment to
  e-Commerce subsidiary                        --           --           --            --        2,260           --         2,260
Net loss                                       --           --           --            --           --       (3,582)       (3,582)
                                         --------     --------     --------      --------     --------     --------      --------
Balance at
December 31, 2000                           2,301     $      2        3,699      $      4     $ 28,786     $  1,233      $ 30,025
                                         ========     ========     ========      ========     ========     ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    For the Years Ended December 31,
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                   --            --            --
Net income (loss)                                                   (3,582)          785      $   (999)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities -
   Depreciation and amortization                                     1,216         1,130           451
   Gain (loss) on sale of assets                                        --            12           (43)
   Deferred income taxes                                            (1,568)          178          (755)
   Changes in assets and liabilities:
      Accounts receivable, net                                         (48)          133        (1,390)
      Inventories                                                   10,491       (13,629)       (4,404)
      Prepaid expenses and other current assets                        997          (913)         (139)
      Other assets                                                     375          (752)          199
      Floor plan notes payable                                      (8,863)       15,320         4,687
      Accounts payable and accrued expenses                          1,195        (1,139)          (65)
      Other long term liabilities                                       97            --            --
                                                                  --------      --------      --------
   Net cash provided by (used  in) operating activities                310         1,125        (2,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (421)       (6,187)         (398)
   Proceeds from sales of property and equipment                       149            44           278
   Investment in website for development                                --        (1,251)           --
   Acquisitions, net of cash acquired                                 (876)       (3,832)       (6,799)
                                                                  --------      --------      --------
   Net cash used in investing activities                            (1,148)      (11,226)       (6,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                   --         9,406           105
   Principal payments of long-term debt                               (543)       (1,495)         (111)
   Excess cash used to pay down floor plan notes                        --        (2,538)           --
   Other current bank borrowings, net of repayments                     --           500           (85)
   Due from/to related parties                                          --           349        (1,269)
   Issuance of common stock                                            332            --        12,712
                                                                  --------      --------      --------
   Net cash provided by (used in) financing activities                (211)        6,222        11,352
Net increase (decrease) in cash and cash equivalents                (1,049)       (3,879)        1,975

CASH AND CASH EQUIVALENTS, beginning of period                       1,635         5,514         3,539
                                                                  --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period                          $    586      $  1,635      $  5,514
                                                                  ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for - Interest                                         $  2,135      $  3,513      $    886
                                                                  ========      ========      ========
 Cash paid for - Taxes                                                 204      $  1,048      $    227
                                                                  ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

1.    BUSINESS AND ORGANIZATION

      Business of Hometown Auto Retailers Inc.

      Hometown was founded on March 10, 1997 as Dealerco, Inc., a New York Corporation, and was later merged into Hometown Auto Retailers, Inc., a Delaware Corporation ("Hometown" or the "Company"). Hometown's purpose was to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England. Hometown was formed to combine three dealership groups (the "Core Operating Companies") located in New Jersey and Connecticut, one of which was considered the accounting acquirer ("Shaker"), acquire two other dealerships (the "Acquisitions") located in Vermont and Massachusetts, complete an initial public offering (the "Offering") of its Common Stock and, subsequent to the Offering, continue to acquire, through merger or purchase, additional dealerships to expand its regional operations.

      During 1999, the Company invested in an internet e-Commerce subsidiary, CarDay.com. CarDay is an internet site that offers a buying experience that offers many of the features generally not available outside the traditional dealership environment. In January 2000, CarDay obtained $25 million in financing from a group of venture capital firms. As a result of that financing, Hometowns ownership interest in CarDay was reduced from 82% to 10.7%. The company treated the resulting increase in value of the investment as an increase in additional paid-in-capital. The investment in CarDay.com is accounted for on the cost basis. The company believes that any similar future transactions are unlikely. At December 31, 1999, organizational and website development costs of CarDay of $515,000 are included in the consolidated financial statements of the Company. Subsequent to January 20, 2000, the operating results of CarDay are not reflected in Hometown's financial statements as Hometown's ownership interest has fallen below 20%.

      Basis of Presentation

      In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown. The Acquisitions were acquired for cash.

      The accompanying consolidated balance sheets as of December 31, 2000 and 1999, and the consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2000 , present the consolidated operations of: (i) Shaker for all periods; and (ii) the remaining Core Operating Companies and the Acquisitions, effective with the respective acquisition dates.

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

      Revenue Recognition

      Revenues for vehicle and parts sales are recognized upon delivery to or acceptance by the customer. Revenues for vehicle service are recognized when the service has been completed.

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

      Company Guarantees

      The Company guarantees or partially guarantees loans advanced by financial institutions to certain customers. It is the Company's policy to provide reserves for potential future default losses based on available historical information.

      Goodwill

      Goodwill represents the excess of purchase price over the estimated fair value of the net assets acquired and is being amortized over a 40 year period.

      Long-lived Assets

      The Company reviews long-lived assets and certain related intangibles for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. As of December 31, 2000, the Company does not believe any impairment exists.

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

      Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash and cash equivalents; floor plan notes payable, current bank borrowings and long-term debt. The carrying amounts approximate fair value due to the short maturity of those instruments.

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

      Earnings (loss) per Share

      "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of December 31, 2000 and 1999, the Company had potentially dilutive securities related to a stock guarantee issued in connection with an acquisition. As of December 31, 1998 the Company did not have any potentially dilutive securities.

      "Earnings (loss) per share" and "Weighted average shares", for the year ended December 31, 1998, represents the weighted average of the outstanding equivalent Hometown shares of Shaker for seven months and outstanding shares of Hometown since the Offering.

      Stock-based Compensation

      The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company, as permitted, elected not to adopt the financial reporting requirements of SFAS No. 123, "Accounting for Stock Based Compensation" for stock based compensation granted to employees. Accordingly, the Company has disclosed in the notes to the consolidated financial statements, the proforma net loss for the periods presented as if the fair value based method was used in accordance with SFAS No. 123.

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

      Reclassification

      Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

      Segments

      The Company's management considers its business to be a single segment-Automotive Retailing. The Company's sales and services are through similar distribution channels, and the Company's customers are similar for all sources of revenues. Management evaluates its operating results by dealerships, which are all located in the Northeastern United States.

      New Accounting Pronouncements

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25. FIN 44 was effective July 1, 2000, and the application of FIN 44 did not have a material impact on the Company's consolidated financial statements.

      During 2000, the Company adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of this SAB did not have a material impact on the Company's consolidated financial statements.

      In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." This statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000. As of January 1, 2001 the Company adopted the pronouncement, which did not have a material impact on its consolidated financial statements.

3.    ACCOUNTS RECEIVABLE:

      One company representing approximately $800,000 of receivables ceased payment on its obligation to Hometown during 2000. During the second quarter of 2000, the Company recorded a reserve of $345,000 and continued to pursue recovery of the receivable. In the fourth quarter of 2000, after exhausting all of its possible remedies, the Company determined that the remaining balance would not be collectable and, as such, fully reserved the remaining balance.

4.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

      Accounts receivable, net consist of the following:

                                             12/31/00   12/31/99
                                             --------   --------
                                              (in thousands)

      Due from manufacturers                  $1,239     $1,852
      Due from finance companies               3,593      3,175
      Parts and service receivables            1,175        588
      Other                                      142        486
                                              ------     ------
         Total receivables, net               $6,149     $6,101
                                              ======     ======

      Inventories consist of the following:

                                           12/31/00    12/31/99
                                           --------    --------
                                              (in thousands)

      New Vehicles                          $31,002     $39,760
      Used Vehicles                           8,038      10,566
      Parts, accessories and other            1,924       1,129
                                            -------     -------
         Total Inventories                  $40,964     $51,455
                                            =======     =======

Other Assets

      Receivable from Finance Companies

      The Company uses, at certain dealerships, specialty financing companies that provide credit to customers with poor credit history. The Company is advanced approximately 70% of the financed amount and is paid the balance from the finance company when the loans are satisfied. The Company's receivable balance of $331,000 as of December 31, 1999 net of reserves for uncollectible amounts, is included in other assets in the consolidated balance sheet as of December 31, 1999. During 2000 the Company made a decision to modify its arrangements with the financing companies beginning in 2001, in connection with that decision the Company concluded that it was more likely than not that remaining receivables would not be collectable and as such fully reserved the remaining balances.

      CarDay.com

      In connection with formation of CarDay.com, the Company capitalized $1.3 million of costs related to the development of the internal-use software to be used by this subsidiary's Internet website. These cost are included in other assets in the Company's consolidated balance sheet at December 31, 1999.

      Due to the reduction in ownership below 20%, CarDay.com assets are not consolidated in the Company's financial statements at December 31, 2000. However, other assets contains $3,258 representing the value of the Company's investment in CarDay.com.

      Assets held for sale

      In connection with the combination of one of the Core Operating Companies, the Company acquired a parcel of property that is currently unimproved and not being used. The Company has committed to a plan to sell this property as soon as practical.

      The land is recorded at its carrying value of $500,000 which management believes is lower than the fair value less cost to sell, and is included in other current assets in the consolidated balance sheet as of December 31, 2000 and 1999.

Accounts payable and accrued expenses consist of the following:

                                               12/31/00      12/31/99
                                               --------      --------
                                                    (in thousands)
      Accounts payable, trade                   $1,010        $1,673
      Accrued compensation costs                   273           382
      Customer deposits                             20           194
      Sales use tax                                618           322
      Customer Payoffs                             338           331
      Reserve for finance insurance
         and service contract chargebacks          142           265
      Reserve for uncollectible
         long-term finance contracts                --           443
      Reserve for guarantees
         on finance contracts                    1,205           380
      Reserve for policy work
         expenses                                  158           180
      Reserve for wholesale
         vehicle losses                            312           213
      Other accrued expenses                     1,503           404
                                                ------        ------
         Total                                  $5,579        $4,787
                                                ======        ======

Other long-term liabilities

      During 1999, the Company entered into a non-compete agreement with the previous owner of one of the Acquisitions. The payments under this agreement are due in equal installments over 46 months. The liability for the remaining obligation under the agreement, included in other long-term liabilities at December 31, 2000 and 1999, was $272,000 and $360,000 respectively, representing the present value of the future payments to be made. The related asset is included in the other assets on the accompanying consolidated financial statements and is being amortized over 10 years, representing the life of the non-compete agreement.

5.    PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                                    Estimated Useful
                                                    Lives in Years  12/31/00       12/31/99
                                                    --------------  --------       --------
                                                                 (in thousands)
      Land and land improvements                       15 to 20      $  3,793      $  3,809
      Buildings and leasehold improvements             7 to 31.5        3,126         3,013
      Machinery, equipment, furniture and fixtures       3 to 7         2,672         3,051
      Vehicles                                             5              118           174
                                                                     --------      --------
         Sub-total                                                      9,709        10,047
      Less - accumulated depreciation                                  (2,115)       (1,632)
                                                                     --------      --------
         Total                                                       $  7,594      $  8,415
                                                                     ========      ========

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $555,000, $530,000 and $239,000 respectively.

6.    FLOOR PLAN NOTES PAYABLE AND INTEREST EXPENSE

                                            12/31/00    12/31/99      12/31/98
                                            --------    --------      --------
                                                      (in thousands)
      FLOOR PLAN INTEREST:
      Interest expense                      $ 2,873      $ 2,605      $ 1,439
      Interest assistance and subsidies      (1,851)      (1,486)        (816)
                                            -------      -------      -------
                  Net interest expense      $ 1,022      $ 1,119      $   623
                                            =======      =======      =======

      The floor plan arrangements permit the Company to finance its vehicle purchases and operating expenses. Such credit is secured by and, therefore, dependent upon new and used vehicle inventory levels. Maximum availability under the various lines was $41,145,000 and $50,422,000 as of December 31, 2000 and 1999, respectively. Current availability at December 31, 2000 and 1999 was $1,022,000 and $1,436,000 respectively . The Company's credit facility is a revolving line of credit not specifically lent to purchase individual vehicles. Therefore, the loan balance cannot be allocated to vehicle categories.

      Interest rates on the floor plan arrangements ranged from 7.4% to 9.4% during 2000 and 6.5% to 8.1% during 1999. The arrangement includes a swing line that handles daily loan activity. The balance of the swing line is swept into the floor plan line once monthly. The interest rates on the swing line ranged from 8.6% to 9.6% during 2000. Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the Company's cost of financing. The accompanying consolidated financial statements reflect interest expense net of floor plan assistance.

7.    OTHER CURRENT BANK BORROWINGS

      Between August 26, 1999 and December 23, 1999, CarDay.com obtained several bridge loans (the "Bridge Loans") from several major financial institutions. The aggregate amount of these loans at December 31, 1999 was $2.2 million These loans were obtained without recourse against Hometown Auto Retailers, Inc. In January 2000, concurrent with CarDay.com's equity financing arrangement the Bridge Loans were paid in full.

8.    LONG TERM DEBT

                                                                                 12/31/00    12/31/99
                                                                                 --------    --------
                                                                                    (in thousands)
      Real estate mortgage note payable, due in monthly installments
      including interest at 10%, maturing May 1, 2014                              $8,899     $9,183

      Mortgage note payable, due in monthly installments including interest at
      10.5%, maturing in October 2006, relating to assets held for sale               283        358

      Notes payable for computer equipment, due in monthly installments
      including interest at rates ranging from 7.2% to 12.3                            --        179

      Other                                                                            34         39
                                                                                   ------     ------
                                                                                    9,216      9,759
      Less: Current portion                                                           431        708
                                                                                   ------     ------
      Total Long Term Debt                                                         $8,785     $9,051
                                                                                   ======     ======

      Maturities of long-term debt for each of the next five years and thereafter are as follows:

                   Year ending               Aggregate
                   December 31,             Obligation
                   ------------             ----------
                                          (in thousands)
                       2001                   $  431
                       2002                      463
                       2003                      481
                       2004                      428
                       2005                      476
                    Thereafter                 6,937
                                              ------
                                              $9,216
                                              ======

9.    RELATED PARTY TRANSACTIONS

      Operating Leases with Stockholder

      Certain officers of the Company lease to the dealerships the premises under various operating leases (See Note 13).

      Due from related parties, included in other assets on the consolidated balance sheet, are as follows:

                                                                           12/31/00     12/31/99
                                                                           --------     --------
                                                                              (in thousands)
      Note receivable from a company owned by an officer of the Company,
      non-interest bearing with payment due monthly of $2,000                $ 156       $ 193

      Other, net                                                                10         (11)
                                                                             -----       -----

          Total                                                              $ 166       $ 182
                                                                             =====       =====


      Other:

      One of the dealerships purchased certain used vehicles from a company in which an officer of the Company is a shareholder. Vehicles purchased from such company for the years ended December 31,1998 aggregated approximately $356,000; there are no such purchases in 1999 or 2000.

10.   CAPITAL STRUCTURE, PUBLIC OFFERING AND PER SHARE DATA

      General

      At the Company's Annual Meeting on August 29, 2000, shareholders voted to approve a reduction in the number of authorized shares of Class A Common Stock from 24,000,000 to 12,000,000. Following this change, the authorized capital stock of the Company consists of 17,760,000 shares of which 12,000,000 are shares of Class A Common Stock, par value $.001 per share, 3,760,000 are shares of Class B Common Stock, par value $.001 per share, collectively (the "Common Stock") and 2,000,000 are shares of Preferred Stock, par value $.001 per share, issuable in series. As of December 31, 2000, none of the Preferred Stock were outstanding, 3,699,000 shares of Class B Common were outstanding and 2,301,109 shares of Class A Common Stock were outstanding.

      Preferred Stock

      The Company's Certificate of Incorporation provides that its Board of Directors has the authority, without further action by the holders of the outstanding Common Stock, to issue up to two million shares of Preferred Stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. As of December 31, 2000, the Company does not have any Preferred Stock outstanding. The designations, rights and preferences of any Preferred Stock would be set forth in a Certificate of Designation which would be filed with the Secretary of the State of Delaware.

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

      Per Share Data

      As of December 31, 2000, no shares have been included in diluted shares outstanding for the exercise of outstanding stock options and warrants as their effect would be anti-dilutive. The Company guaranteed that stock issued in connection with the acquisition of Toyota of Newburgh will have a market value of at least $1,000,000 by March 31, 2001. The Company is currently in negotiations with the former owners relating to the guarantee. As of December 31, 2000, a total of 1,900,000 additional shares would need to be issued to comply with that guarantee.

      This following represents reconciliation from basic earnings per share to diluted earnings per share.

                                                                    Year Ended December 31;
                                                        --------------------------------------------
                                                           2000            1999             1998
                                                        ----------      ----------     -------------
                                                                       (in thousands)
      Determination of Share:
      Weighted average shares outstanding, basic         5,996,146       5,875,342         3,513,333
      Potentially dilutive common shares                   732,037         128,509                --
                                                        ----------      ----------     -------------
      Weighted average shares outstanding, diluted       6,728,183       6,003,851         3,513,333
                                                        ==========      ==========     =============
      Earnings (loss) per share, basic                  $     (.60)     $      .13     $        (.28)
      Earnings (loss) per share, diluted                $     (.60)     $      .13     $        (.28)
                                                        ==========      ==========     =============

11.   INCOME TAXES

      Federal and state income taxes (benefits) are as follows:

                                              12/31/00     12/31/99     12/31/98
                                              --------     --------     --------
                                                        (in thousands)
      Federal:
          Current                              $(1,275)     $   431     $  (611)
          Deferred                                (371)         176          50
      State:
          Current                                 (191)         241          46
          Deferred                                 (65)           2          13
                                               -------      -------     -------
         Total  Income Taxes                   $(1,902)     $   850     $  (502)
                                               =======      =======     =======

      Actual income tax expense differs from income tax expense computed by applying a U.S. federal statutory corporate tax rate of 34% to income (losses) before income taxes as follows:

                                                   12/31/00   12/31/99  12/31/98
                                                   --------   --------  --------
      Provision at the statutory rate               (34.0%)     34.0%    (34.0%)
      Increase (decrease) resulting from:
          State income tax, net of benefit for
             Federal deduction                       (3.1%)      9.0%     (4.0%)
             Non-deductible goodwill                  2.2%       7.0%      3.3%
          Other                                       0.2%       2.0%      1.3%
                                                    ------      ----     ------
      Effective tax rate                            (34.7%)     52.0%    (33.4%)
                                                    ======      ====     ======

      Deferred income taxes are included in other current assets and other assets on the consolidated balance sheets and are provided for temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                              12/31/00      12/31/99
                                                              --------      --------
                                                                 (in thousands)
      Deferred tax assets:
           Reserves and accruals not deductible until paid          --      $   311
           Net operating loss carry forward                      1,265           --
                                                               -------      -------
           Total assets                                          1,265          311

      Deferred tax liabilities:
          LIFO recapture                                           (53)        (234)
          Amortization of goodwill                                (283)        (141)
          Depreciation                                             (75)          (2)
           e-Commerce subsidiary gain                           (1,175)          --
      Other                                                        (78)        (134)
                                                               -------      -------
      Total liabilities                                         (1,664)        (511)
                                                               -------      -------
      Net deferred tax liability                               $  (399)     $  (200)
                                                               =======      =======

      Certain of the dealerships acquired changed their method of accounting for inventories of new vehicles from LIFO to FIFO, which resulted in an additional income tax liability. The liability is payable over a four year period beginning in 1999.

12.   ADVERTISING AND PROMOTION

      The Company expenses advertising and promotion as incurred. Advertising and promotion expenses, net of manufacturers' rebates and assistance, were approximately $2,971,000, $2,864,000, and $1,202,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

13.   OPERATING LEASES

      The Company has executed leases for the premises occupied by its dealerships as well as for computer equipment and software. Certain of the leases are with related parties. The minimum rental commitments required under these operating leases after December 31, 2000 are as follows:

           Year ending                    Total       Related
           December 31,                 Obligation    Parties      Other
           ------------                 ----------    -------      -----
                                                 (in thousands)
           2001                          $ 2,438       1,668         770
           2002                            2,393       1,668         725
           2003                            2,293       1,668         625
           2004                            2,141       1,668         473
           2005                            1,939       1,668         271
           Thereafter                     13,297      12,649         648
                                         -------     -------      ------
           Total                         $24,501     $20,989      $ 3512
                                         =======     =======      ======

      Total expense for operating leases and rental agreements was $2,748,000, $2,815,000 and $1,239,000 for the years ending December 31, 2000, 1999 and 1998 respectively.

      Total expense for operating leases and rental agreements with related parties was $1,668,000, $1,848,000 and $1,060,000 for the years ending December 31, 2000, 1999 and 1998 respectively.

14.   COMMITMENTS AND CONTINGENCIES

      Litigation

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, directors and formerly executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, in an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief.

      We have retained litigation counsel to represent us in this action. As of date of the filing of this Annual Report, we have not filed a response to the complaint nor engaged in any pre-trial discovery.

      We believe that the Vergopias commenced this action in response to our dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with us. We believe we have meritorious defenses and intend to vigorously defend this action and assert various counterclaims, and do not believe that the eventual outcome of the case will have a material adverse effect on the Company's consolidated financial position or results of operations.

      The Company from time to time may be a defendant in lawsuits arising from normal business activities. Management reviews pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

      Guaranties

      One of the Company's dealerships enters into various arrangements whereby the Company guarantees or partially guarantees loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 2000, the Company fully guaranteed limousine vehicle loans aggregating approximately $6,497,000.

      (ii) Portfolio of vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 2000, the Company fully guaranteed vehicle loans associated with these customers aggregating approximately $761,000.

      During 2000, the Company repossessed 25 vehicles relating to non-performing loans. As a result, the Company incurred losses related to payoff of such vehicles.

      The Company has provided a reserve for potential future default losses associated with the guarantees based on available historical information.

15.   EMPLOYEE BENEFIT PLANS

      The Company maintains the Hometown Auto Retailers, Inc. 401(k) Plan (the "Plan") for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitation. The Company may make annual matching contributions to the Plan at its discretion. No contributions are to be made by the Company to the Plan for the year ended December 31, 2000. Contributions to the Plan were $48,000 and $33,000 in 1999 and 1998 respectively.

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

      The following tables summarize information about stock option activity and amounts:

                                                      Weighted Average  Weighted Average
                                   Number of Shares   Price per Share     Fair Value
                                   ----------------   ---------------   ----------------
Balance at December 31, 1998            297,555            $8.90

Options Granted                          51,200             4.31            $1.03
Canceled                                (74,555)            9.00
                                        -------            -----
Balance at December 31, 1999            274,200             8.01

Options Granted                          50,000             1.24            $0.65
Canceled                                (22,200)            7.30
                                        -------            -----
Balance at December 31, 2000            302,000            $7.24
                                        =======            =====
Exercisable at December 31, 2000        161,333            $8.63
                                        =======            =====

                                                                  Weighted Average      Options
Range of               Number of Options       Weighted Average    Exercise Price     Exercisable    Weighted Avg.
Exercise Prices     Outstanding at 12/31/00     Remaining Life       Per Share        at 12/31/00    Exercise Price
---------------     -----------------------    ----------------   ----------------    -----------    --------------
$1.9 to $9                  302,000                  6.66             $7.24              161,333          $8.63

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

      In 2000, the dividend yield was assumed to be 0%, the risk-free interest rate was 6.00%, the expected option life was 3 years and the expected volatility was 73.58%. In 1999, the dividend yield was assumed to be 0%, the risk-free interest rate was 6.48%, the expected option life was 3 years and the expected volatility was 40.0%.

      As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value under Accounting Principles Board ("APB") Opinion No, 25. Accordingly, no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

      (in thousands, except per share amounts)               2000         1999
                                                            -------     -------

      Net Income as reported                                $(3,582)    $   785
      Estimated fair value of option grants, net of tax        (178)        (19)
                                                            -------     -------
      Net Loss (adjusted)                                   $(3,760)    $   766
                                                            =======     =======
      Adjusted earnings per share, basic                    $  (.62)    $   .13
      Adjusted earnings per share, diluted                  $  (.62)    $   .13

17.   ACQUISITIONS

      On January 1, 1999, Hometown closed its acquisition of Morristown Lincoln Mercury from a related party for $.5 million as a stock purchase. This acquisition has been accounted for using the purchase method of accounting resulting in goodwill of approximately $0.4 million.

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

      On April 1, 1999, Hometown acquired Newburgh Toyota. The purchase price was $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. The acquisition resulted in goodwill of approximately $2.7 million.

      On November 3, 1999, Hometown purchased a Mazda franchise, special parts, signage and new car inventory for $0.8 million. This franchise was tucked into the Company's Framingham, Massachusetts dealership and will co-exist with the Lincoln/Mercury's until showroom space can be added for the Mazda new cars. This acquisition has been accounted for using the purchase method of accounting resulting in goodwill of approximately $0.7 million .

      On January 12, 2000, Hometown completed the acquisition of a Jeep franchise in Brattleboro, Vermont for $0.6 million. As part of this acquisition, the Company also purchased the new vehicle inventory totaling $0.3 million. The operations of this franchise have been included as part of Hometowns existing Brattleboro Chrysler/Plymouth/Dodge dealership. This acquisition has been accounted for using the purchase method of accounting, resulting in goodwill of approximately $0.8 million.

      All goodwill is being amortized over a 40 year period. The cumulative amount of goodwill amortization through December 31, 2000 and 1999 is $1,473,000 and $812,000, respectively.

18.   SUBSEQUENT EVENT

      On March 16, 2001, the Company completed a refinancing of its revolving line of credit with GE Capital Corporation to a traditional floor plan line of credit at each dealership with Ford Motor Credit Corporation.

                            QUARTERLY FINANCIAL DATA
                 For the years ended December 31, 2000 and 1999

                                      2000

-----------------------------------------------------------------------------------------------------------
                                                                                                   Total
                                   1st             2nd            3rd            4th                Year
-----------------------------------------------------------------------------------------------------------
Net Sales                      $    74,026     $    74,769     $    69,843     $    61,203      $   279,841
-----------------------------------------------------------------------------------------------------------
Cost of goods sold                  64,813          65,151          60,420          53,566          243,950
-----------------------------------------------------------------------------------------------------------
Income before taxes                     68            (183)           (147)         (5,222)          (5,484)
-----------------------------------------------------------------------------------------------------------
Net income                              38             (97)           (184)         (3,339)          (3,582)
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Per share information:
-----------------------------------------------------------------------------------------------------------
  Basic earnings per share     $      0.01     $     (0.02)    $     (0.03)    $     (0.56)     $     (0.60)
-----------------------------------------------------------------------------------------------------------
  Weighted average shares        5,988,861       5,997,016       5,998,529       6,000,109        5,996,146
-----------------------------------------------------------------------------------------------------------

                                      1999

-----------------------------------------------------------------------------------------------------------
                                                                                                   Total
                                   1st             2nd            3rd            4th                Year
-----------------------------------------------------------------------------------------------------------
Net Sales                      $    58,630     $    77,160     $    80,154     $    69,549      $   285,493
-----------------------------------------------------------------------------------------------------------
Cost of goods sold                  51,024          66,936          69,980          60,675          248,615
-----------------------------------------------------------------------------------------------------------
Income before taxes                    251           1,207             883            (706)           1,635
-----------------------------------------------------------------------------------------------------------
Net income                             151             688             507            (561)             785
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Per share information:
-----------------------------------------------------------------------------------------------------------
  Basic earnings per share     $      0.03     $      0.12     $      0.09     $     (0.10)     $      0.13
-----------------------------------------------------------------------------------------------------------
  Weighted average shares        5,800,000       5,900,000       5,900,000       5,900,000        5,875,342
-----------------------------------------------------------------------------------------------------------

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hometown Auto Retailers, Inc:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Hometown Auto Retailers, Inc included in this annual report on Form 10K and have issued our report thereon dated March 30, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

New York, New York
March 30,2001

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2000, 1999 and 1998

                                                       Additions
                                         Balance at    charged to    Deductions,      Other       Balance at
                                         Beginning     Costs and       net of      Adjustments       End
Account Description                       of Year       Expenses     Write-offs        (1)         of Year
                                         ----------    ----------    ----------     ----------    ----------
Reserve for finance, insurance and
    service contract charge-backs
    Year ended December 31, 2000         $  265,000    $       --    $ (123,000)    $       --    $  142,000
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1999         $  707,000    $  (86,000)   $ (206,000)    $ (150,000)   $  265,000
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1998         $   40,000    $  102,000    $ (233,000)    $  798,000    $  707,000
                                         ==========    ==========    ==========     ==========    ==========

Reserve for uncollectible long-term
    finance contracts
    Year ended December 31,2000          $  443,000    $       --    $ (443,000)    $       --    $       --
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1999         $   60,000    $  383,000    $       --     $       --    $  443,000
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1998         $       --    $   60,000    $       --     $       --    $   60,000
                                         ==========    ==========    ==========     ==========    ==========
Reserve for guarantees on finance
    contracts
    Year ended December 31, 2000         $  380,000    $  825,000    $       --     $       --    $1,205,000
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1999         $  217,000    $   13,000    $       --     $  150,000    $  380,000
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1998         $       --    $   35,000    $       --     $  182,000    $  217,000
                                         ==========    ==========    ==========     ==========    ==========

Reserve for policy work expenses

    Year ended December 31,2000          $  180,000    $       --    $  (22,000)    $       --    $  158,000
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1999         $  185,000    $   (5,000)   $       --     $       --    $  180,000
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1998         $       --    $       --    $       --     $  185,000    $  185,000
                                         ==========    ==========    ==========     ==========    ==========

Reserve for wholesale vehicle losses
    Year ended December 31, 2000         $  213,000    $   99,000    $       --     $       --    $  312,000
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1999         $  100,000    $  113,000    $       --     $       --    $  213,000
                                         ==========    ==========    ==========     ==========    ==========
    Year ended December 31, 1998         $       --    $       --    $       --     $  100,000    $  100,000
                                         ==========    ==========    ==========     ==========    ==========

      (1)   Primarily purchase accounting adjustments