Form 10-Q
period 2001-03-31
HOMETOWN AUTO RETAILERS INC
filed 2001-05-15
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Title                                       Outstanding
------------------------------------------------              -----------
Common Stock, Class A, par value $.001 per share               2,301,109
Common Stock, Class B, par value $.001 per share               3,699,000

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          HOMETOWN AUTO RETAILERS, INC,
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                              March 31,   December 31,
                            ASSETS                              2001          2000
                                                              (Note 2)      (Note 2)
                                                              ---------   ------------
Current Assets
   Cash and cash equivalents                                   $ 3,129       $   586
    Restricted cash                                              4,612            --
   Accounts receivable, net                                      7,112         6,149
   Inventories                                                  35,295        40,964
   Prepaid expenses and other current assets                       948           826
   Deferred income taxes and taxes receivable                      636           750
                                                               -------       -------
      Total current assets                                      51,732        49,275

Property and equipment, net                                      7,507         7,594
Investment in CarDay.com                                         3,258         3,258
Goodwill, net                                                   24,234        24,793
Other assets                                                       814           879
                                                               -------       -------
      Total Assets                                             $87,545       $85,799
                                                               =======       =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Floor plan notes payable                                    $36,823       $40,123
   Accounts payable and accrued expenses                         5,985         5,579
   Due to manufacturer                                           4,612            --
   Current maturities of long-term debt                            431           431
                                                               -------       -------
      Total current liabilities                                 47,851        46,133
Long-term debt                                                   8,673         8,785
Long-term deferred income taxes                                    436           399
Other long-term liabilities                                        433           457
                                                               -------       -------
       Total liabilities                                        57,393        55,774

Stockholders' Equity
    Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                     --            --
   Common stock, Class A, $.001 par value, 12,000,000 and
    24,000,000 shares authorized, respectively, 2,301,109
   shares issued and outstanding;                                    2             2
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,699,000 shares issued and outstanding               4             4
   Additional paid-in capital                                   28,786        28,786
   Retained earnings                                             1,360         1,233
                                                               -------       -------
      Total stockholders' equity                                30,152        30,025
                                                               -------       -------
      Total liabilities and stockholders' equity               $87,545       $85,799
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

                          HOMETOWN AUTO RETAILERS, INC,
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                            For the Three Months
                                                               Ended March 31,
                                                         ---------------------------
                                                             2001            2000
                                                         -----------     -----------
Revenues
   New vehicle sales                                     $    34,906     $    46,150
   Used vehicle sales                                         18,317          20,358
   Parts and service sales                                     5,948           5,702
   Other dealership revenues, net                              1,719           1,816
                                                         -----------     -----------
      Total revenues                                          60,890          74,026

Cost of sales
   New vehicle sales                                          33,012          43,746
   Used vehicle sales                                         16,372          18,604
   Parts and service sales                                     2,851           2,463
                                                         -----------     -----------
Total cost of sales                                           52,235          64,813
                                                         -----------     -----------
      Gross profit                                             8,655           9,213

Amortization of goodwill                                         178             163
Selling, general and administrative
   expenses                                                    7,678           8,535
                                                         -----------     -----------
      Income from operations                                     799             515

Other expense
   Interest expense, net                                        (753)           (475)
   Other income (expense), net                                   253              28
                                                         -----------     -----------

      Income before taxes                                        299              68

Provision for income taxes                                       172              30
                                                         -----------     -----------
      Net income                                         $       127     $        38
                                                         ===========     ===========
Earnings per share, basic (Note 3)                       $      0.02     $      0.01
Earnings per share, diluted (Note 3)                     $      0.02     $      0.01
Weighted average shares outstanding, basic (Note 3)        6,000,109       5,988,861
Weighted average shares outstanding, diluted (Note 3)      8,032,305       6,022,194

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC,
                   UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
                                 (in thousands)

                                Class A              Class B
                             Common Stock          Common Stock    Additional                 Total
                           ----------------      ----------------    Paid-in   Retained    Stockholders'
                           Shares    Amount      Shares    Amount    Capital   Earnings       Equity
                           ------    ------      ------    ------  ----------  --------    -------------
Balance at
    December 31, 2000      2,301    $     2      3,699    $     4    $28,786    $ 1,233      $30,025
Net income                    --         --         --         --         --        127          127
                           -----    -------      -----    -------    -------    -------      -------
Balance at
    March 31, 2001         2,301    $     2      3,699    $     4    $28,786    $ 1,360      $30,152
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

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          For the Three Months ended
                                                                  March 31,
                                                          --------------------------
                                                              2001        2000
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $   127     $    38

Adjustments to reconcile net income
   to net cash provided by operating activities -
   Depreciation and amortization                                309         360
   (Gain)/loss on disposal of business unit                    (254)         --
   Deferred income taxes                                        150         (87)
   Changes in assets and liabilities:
      Accounts receivable, net                                 (867)     (2,400)
      Inventories                                             5,612       7,199
      Prepaid expenses and other current assets                (122)        259
      Other assets                                               65         (60)
      Floor plan notes payable                               (3,300)     (5,313)
      Accounts payable and accrued expenses                     406         111
      Other liabilities                                         (24)        (24)
                                                            -------     -------
   Net cash from operating activities                         2,102          83

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (63)        (55)
   Proceeds from sales of property and equipment                 --          24
   Acquisition, net of cash acquired                             --        (757)
   Disposal of business unit                                    615
                                                            -------     -------
   Net cash from investing activities                           552        (788)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                        (111)       (124)
   Received from Ford Motor Credit Corporation                4,612          --
   Issuance of Common Stock                                      --         326
                                                            -------     -------
   Net cash from financing activities                         4,501         202

NET CHANGE IN CASH AND CASH EQUIVALENTS                       7,155        (503)
CASH AND CASH EQUIVALENTS, beginning of period                  586       1,635
                                                                        -------
CASH AND CASH EQUIVALENTS,  end of period                   $ 7,741     $ 1,132
                                                            =======     =======
 Cash paid for - Interest                                   $   602     $   442
 Cash paid for - Taxes                                           32         113

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION:

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. The Company's dealerships offer 13 American and Asian automotive brands including Chevrolet, Chrysler, Daewoo, Dodge, Ford, Isuzu, Jeep, Lincoln, Mazda, Mercury, Oldsmobile, Plymouth and Toyota. Hometown's purpose is to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      The accompanying historical balance sheets as of March 31, 2001 and December 31, 2000, the statements of operations and the statement of cash flows for the three months ended March 31, 2001 and March 31, 2000, present the consolidated operations of Hometown Auto Retailers, Inc. The Company believes that; (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of March 31, 2001; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

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

3.    EARNINGS PER SHARE:

      "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of March 31, 2000, the Company had potentially dilutive securities relating to both stock options and a stock guarantee issued in connection with an acquisition (Note 7). As of March 31, 2001, the Company had potentially dilutive securities relating to the stock guarantee only.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    INVENTORIES:

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                    3/31/01       12/31/00
                                                    -------       --------
                                                        (in thousands)
      New Vehicles                                  $24,452        $31,002
      Used Vehicles                                   9,263          8,038
      Parts, accessories and other                    1,580          1,924
                                                    -------        -------
         Total Inventories                          $35,295        $40,964
                                                    =======        =======

5.    FLOOR PLAN NOTES PAYABLE:

      On March 15, 2001, the company completed a refinancing of its revolving line of credit with GE Capital Corporation to a traditional floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The new floor plan loans carry an interest rate of prime less 75 basis points for new vehicles and prime less 50 basis points for used vehicles. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $827,000 for the quarter ended March 31, 2001. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $338,000 for the quarter, leaving net floor plan interest for the quarter of $489,000.

6.    DISPOSAL OF BUSINESS UNIT:

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first quarter of 2001, Hometown received $650,000 of the purchase price and paid out a broker's commission of $35,000. Included in accounts receivable is the remaining $50,000 of the purchase price plus $46,000 due for parts returned. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

7.    STOCK GUARANTEE

      In April 1999, the Company issued 100,000 shares of Hometown Class A Common Stock as part of the purchase price of Newburgh Toyota. The Company had guaranteed that the stock issued in connection with this transaction will have a value of $1,000,000 at the end of a two-year period, and that additional shares of the Company's Common stock or cash would be issuable if there were a shortfall. During the first quarter of 2001, management began negotiating a settlement with the former owners in lieu of issuing additional shares of stock.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    FUNDS RECEIVED FROM FORD MOTOR CREDIT CORPORATION

      At the end of March, 2001 Hometown received a cash deposit of $4.6 million from Ford Motor Credit Corporation. The company believes that the money was transferred in error and has notified FMCC. Hometown has kept the funds segregated from its operating accounts while awaiting resolution of the matter.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis are based on the historical financial statements of Hometown Auto Retailers, Inc.

Overview

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. The Company's dealerships offer 13 American and Asian automotive brands including Chevrolet, Chrysler, Daewoo, Dodge, Ford, Isuzu, Jeep, Lincoln, Mazda, Mercury, Oldsmobile, Plymouth and Toyota. Hometown's purpose is to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England.

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

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      The total revenue by category for Hometown for the quarters ended March 31, 2001 and March 31, 2000, are as follows:

                                                   For the three months ended
                                                           March 31,

                                                     2001             2000
                                                   -------           -------
                                                         (in thousands)
New vehicle                                        $34,906           $46,150
Used vehicle - retail                               15,719            16,780
Used vehicle - wholesale                             2,598             3,578
Parts and service                                    5,948             5,702
F&I and other                                        1,719             1,816
                                                   -------           -------
Total Revenue                                      $60,890           $74,026
                                                   =======           =======

      The units sold by category for Hometown for the quarters ended March 31, 2001 and March 31, 2000, are as follows:

                                                      For the three months ended
                                                               March 31,
                                                       2001                2000
                                                     -------             -------
New vehicle                                            1,351               1,804
Used vehicle - retail                                  1,102               1,290
Used vehicle - wholesale                                 734                 832
                                                     -------             -------
Total units sold                                       3,187               3,926
                                                     =======             =======

      The new vehicle revenue by manufacturer for Hometown for the quarters ended March 31, 2001 and March 31, 2000, are as follows:

                                                      For the three months ended
                                                               March 31,
                                                       2001                2000
                                                     -------             -------
                                                            (in thousands)
Ford Motor                                           $16,015             $24,380
Toyota Motor                                          12,949              13,920
Daimler Chrysler                                       3,550               4,243
GM                                                     1,902               1,772
All Other                                                490               1,835
                                                     -------             -------
Total Revenue                                        $34,906             $46,150
                                                     =======             =======

      The new vehicle units sold by manufacturer for Hometown for the quarters ended March 31, 2001 and March 31, 2000, are as follows:

                                                      For the three months ended
                                                               March 31,
                                                       2001                2000
                                                     -------             -------
Ford Motor                                               522                 856
Toyota Motor                                             552                 615
Daimler Chrysler                                         134                 167
GM                                                        82                  74
All Other                                                 61                  92
                                                     -------             -------
Total units sold                                       1,351               1,804
                                                     =======             =======

      The gross profit by category for Hometown for the quarters ended March 31, 2001 and March 31, 2000, are as follows:

                                                      For the three months ended
                                                               March 31,
                                                       2001               2000
                                                     -------            -------
                                                            (in thousands)
New vehicle                                          $ 1,894            $ 2,404
Used vehicle - retail                                  1,856              1,823
Used vehicle - wholesale                                  89                (69)
Parts and service                                      3,097              3,239
F&I and other                                          1,719              1,816
                                                     -------            -------
Total Gross Profit                                   $ 8,655            $ 9,213
                                                     =======            =======

      The gross profit percent of revenue by category for Hometown for the quarters ended March 31, 2001 and March 31, 2000, are as follows:

                                                     For the three months ended
                                                             March 31,
                                                       2001              2000
                                                     -------           -------
New vehicle                                              5.4%              5.2%
Used vehicle - retail                                   11.8%             10.9%
Used vehicle - wholesale                                 3.4%             (1.9)%
Parts and service                                       52.1%             56.8%
F&I and other                                          100.0%            100.0%
                                                     -------           -------
Total Gross Profit percent                              14.2%             12.4%
                                                     =======           =======

Three months ended March 31, 2001 compared with three months ended March 31, 2000.

      Revenue

      Total Revenue decreased $13.1 million, or 17.7% from $74.0 million for three months ended March 31, 2000 to $60.9 million for three months ended March 31, 2001. This decrease was primarily due to lower sales volume of 739 units, caused in part by the closing of the Morristown Lincoln Mercury store, and in large part due to the slow down of new cars and trucks in January, partially offset by a small increase in average revenue per unit. Although total revenues were down 17.7%, total gross profit decreased by only 6.1% as a result of higher margins of 14.2% on sales verses 12.4% on sales in 2000. This was due to better inventory controls of used cars and the selling of used cars at value as opposed to cost plus methods.

      Revenue from the sale of new vehicles decreased $11.2 million, or 24.3% from $46.1 million for the three months ended March 31, 2000 to $34.9 million for three months ended March 31, 2001. Revenue decreases resulting from the sale of Morristown were $1.8 million, representing 64 units. Same store revenues on new vehicle sales were down $9.4 million, or 21.4%, half of which resulted from Lincoln Mercury which in the Boston and New York Regions sales were down as much as 30%. On a same store basis, the number of units sold decreased by 389 units, partially offset by average revenue per unit increases of $346.

      Revenue from the sale of used vehicles at retail decreased $1.1 million, or 6.5%, from $16.8 million for the quarter ended March 31, 2000, to $15.7 million for the quarter ended March 31, 2001. The decrease consisted of a drop in sales of used vehicles at retail of 188 units offset by an increase in average revenue per vehicle of $1,256. Revenue from the sale of used vehicles at wholesale decreased $1.0 million, or 27.8%, from $3.6 million for the quarter ended March 31, 2000, to $2.6 million for the quarter ended March 31, 2001. That change consisted of a decrease in sales of used vehicles at wholesale of 98 units along with a decrease in revenue per vehicle of $760. $0.7 million (23 units) of the decrease in retail sales and $0.3 million (39 units) of the decrease in wholesale sales were due to the sale of the Morristown dealership. Although revenue decreased by 6.5% gross profit increased because of better controls of margins and generally trending to sell at value as opposed to cost plus methods commonly used at many dealerships.

      Parts and service sales revenue increased $0.2 million, or 3.5% from $5.7 million for the three months ended March 31, 2000, to $5.9 million for the three months ended March 31, 2001. Same store revenues from parts and service sales increased by $0.5 million or 9.1% from the same quarter last year. This was due in part to Hometown Auto Retailers owner loyalty program that keeps its customers returning for service and also generally when there is a slow down in sales customers can tend to service their cars in the effort to keep them longer.

      Finance, Insurance, Extended Service and other dealership revenues decreased $0.1 million, or 5.6% from $1.8 million for the three months ended March 31, 2000 to $1.7 million for the three months ended March 31, 2001. This decrease was primarily attributable to the decrease in unit sales of new and used vehicles at retail of 641 units.

      Gross Profit

      Total gross profit decreased $0.5 million, or 5.4%, from $9.2 million for the three months ended March 31, 2000, to $8.7 million for the three months ended March 31, 2001. This decrease was primarily attributable to the disposition of Morristown, which was responsible for $0.3 million of the decrease in gross profit. Same store sales decreased $0.2 million, or 2.2% compared with the same quarter of 2000. Although total revenue was down as discussed above, higher margins account for the only 5.4% decrease, this as a result of higher margins in parts and service and used cars and trucks.

      Gross profit on the sale of new vehicles decreased $0.5 million, or 20.8%, from $2.4 million for the three months ended March 31, 2000, to $1.9 million for the three months ended March 31, 2001. Gross profit on sales of new vehicles at Morristown totaled $0.1 million in the first quarter of 2000. The remaining decrease is due to a decrease in new units sold of 389 vehicles on a same store basis.

      Gross profit on the sale of used vehicles at retail increased $0.1 million, or 5.6%, from $1.8 million for the three months ended March 31, 2000, to $1.9 million for the three months ended March 31, 2001. Lower sales of 188 units were more than offset by an increase in average gross profit per unit of $271. This is a result of tighter inventory controls and the turnaround of wholesale losses in March of 2000 to wholesale gains in 2001.

      Parts and service gross profit decreased $0.1 million, due entirely to the sale of Morristown Lincoln Mercury. Gross profit on same store sales of parts and service were flat at $3.1 million in both the first quarter of 2001 and the first three months of 2000.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased $0.8 million, or 9.4%, from $8.5 million for the three months ended March 31, 2000, to $7.7 million for the three months ended March 31, 2001. Morristown Lincoln Mercury accounted for $0.2 million of that decrease. In the first quarter of 2000, Hometown paid and expensed a $0.1 fee for its waiver of covenants on the GE floor plan loan for December 31, 1999. No such costs were incurred for the March 31, 2001 quarter. Costs for the sales training program were approximately $65,000 less in the first quarter of 2001 compared to 2000. Additionally, the Company had established reserves at December 31, 2000 to cover losses related to recourse loan portfolios. Due to substantial pay downs of these loans during the first quarter of 2001, Hometown has reduced its exposure potential charge backs and correspondingly lowered its reserves by $0.3 million.

      Net Interest Expense

      Net interest expense increased $278,000 to $753,000 for the first quarter of 2001. That increase was primarily attributable to a large rate increase by GE Capital in January 2001. Although we completed our changeover to Ford Motor Credit in March of 2001, the great percentage of the first quarter was floor planned by GE.

      Other Income

      Other income for 2001 includes a $254,000 gain from the sale of Morristown Lincoln Mercury.

      Pre-Tax Income

      Income before taxes increased $231,000, from $68,000 for the three months ended March 31, 2000, to $299,000 for the three months ended March 31, 2001. That increase represents the net impact of a decrease in gross profit of $0.6 million offset by an decrease of $1.1 million in selling, general, and administrative expenses, and an increase in interest expense of $0.3 million. As discussed above, the disposal of Morristown is a major factor in these changes.

      Provision for income tax

      The effective income tax rate was 42% in the quarter ended March 31, 2001 and 44% in the same period of 2000. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The main factor affecting the effective tax rate differential is the amortization of non-deductible goodwill.

      Net Income

      Net income increased $89,000, from $38,000 for the quarter ended March 31, 2000, to $127,000 for the quarter ended March 31, 2001.

      Earnings Per Share, Basic and Diluted

      The earnings per share for the three months ended March 31, 2001 and 2000 are $.02 and $.02, respectively. As of March 31, 2000, the Company had potentially dilutive securities relating to both stock options and a stock guarantee issued in connection with an acquisition. As of March 31, 2001, the Company had potentially dilutive securities relating to the stock guarantee only.

      Weighted Average Shares

The basic weighted average shares outstanding for the three months ended March 31, 2001 and 2000 are 6,000,109 shares and 5,988,861 shares, respectively. Fully diluted shares outstanding were 8,032,305 and 6,022,194, respectively, at those dates.

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

      Cash and Cash Equivalents

      Total cash and cash equivalents at March 31, 2001 and December 31, 2000, were $7.7 million and $0.6 million, respectively, for an increase of $7.1 million in cash and cash equivalents. Operating activities provided $2.1 million in cash. Another $4.6 million was received from FMCC (Note 9) and the sale of the Morristown, NJ dealership added $0.6 million. $0.1 million of cash was used to purchase property and equipment, and $0.1 million was used for principal payments on long-term debt.

      Receivables

      The Company had $7.1 million in accounts receivable at March 31, 2001 compared to $6.1 million at December 31, 2000. The majority of those receivables are from companies that provide or secure financing for customer purchases.

      Floor Plan Financing

      On March 15, 2001, the company completed a refinancing of its revolving line of credit with GE Capital Corporation to a traditional floor plan line of credit at each dealership with Ford Motor Credit Corporation. The new floor plan loans carry an interest rate of prime less 75 basis points for new vehicles and prime less 50 basis points for used vehicles. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $827,000 for the quarter ended March 31, 2001. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $338,000 for the quarter, leaving net floor plan interest for the quarter of $489,000.

Disposals

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first quarter of 2001, Hometown received $650,000 of the purchase price and paid out a broker's commission of $35,000. Included in accounts receivable is the remaining $50,000 of the purchase price plus $46,000 due for parts returned. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

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

ITEM 1. Legal proceedings

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

      Hometown has retained litigation counsel to represent it in this action and filed an answer to the initial complaint denying liability and asserting affirmative defenses and counterclaims for breach of contract and fiduciary duty against each of Salvatore and Edward Vergopia. Subsequently, plaintiffs filed an amended complaint to which answers are not yet due. The defendant officers and directors have not yet filed an answer and Hometown has not yet engaged in any pre-trial discovery.

      Hometown believes that the Vergopias commenced this action in response to its dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with Hometown. Hometown and its officers and directors believe that they have meritorious defenses and intend to vigorously defend this action. Hometown has asserted various counterclaims to the initial complaint and intends to assert similar counterclaims to the amended complaint. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

      None.

b.    Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Hometown Auto Retailers, Inc.


May 15, 2001                                By: /s/ Corey E. Shaker
------------------------                    ------------------------------------
Date                                        Corey E. Shaker, President and Chief
                                            Operating Officer


May 15, 2001                                By: /s/ John J. Stavola
------------------------                    ------------------------------------
Date                                        John J. Stavola
                                            Acting Chief Financial Officer