Form 10-Q
period 2001-06-30
HOMETOWN AUTO RETAILERS INC
filed 2001-08-08
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                                    Outstanding
------------------------------------------------             -----------
Common Stock, Class A, par value $.001 per share              2,315,109
Common Stock, Class B, par value $.001 per share              3,685,000

                                      INDEX

PART I.   FINANCIAL INFORMATION                                           Page

ITEM 1.   Consolidated Balance Sheets at June 30, 2001
          and December 31, 2000                                             5

          Consolidated Statements of Operations for
          the six and three months ended June 30, 2001 and 2000             6

          Consolidated Statement of Equity at June 30, 2001                 7

          Consolidated Statements of Cash Flows for
          the six months ended June 30, 2001 and 2000                       8

          Notes to Consolidated Financial Statements                        9

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               12

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders               21

ITEM 6 .  Exhibits and Reports on Form 8-K                                  21

SIGNATURES                                                                  22

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                    June 30,        December 31,
                          ASSETS                                      2001              2000
                                                                  (unaudited)
                                                                  -----------       ------------
Current Assets
   Cash and cash equivalents                                       $      930        $      586
   Accounts receivable, net                                             8,337             6,149
   Inventories                                                         37,254            40,964
   Prepaid expenses and other current assets                            1,970             1,576
                                                                   ----------        ----------
      Total current assets                                             48,491            49,275

Property and equipment, net                                             7,477             7,594
Investment in CarDay.com                                                3,258             3,258
Goodwill, net                                                          24,059            24,793
Other assets                                                              812               879
                                                                   ----------        ----------
      Total assets                                                 $   84,097        $   85,799
                                                                   ==========        ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

   Floor plan notes payable                                        $   36,940        $   40,123
   Accounts payable and accrued expenses                                5,880             5,579
   Current maturities of long-term debt                                   432               431
   Other current liabilities                                              137                --
                                                                   ----------        ----------
      Total current liabilities                                        43,389            46,133

Long-term debt                                                          8,644             8,785
Long-term deferred income taxes                                           850               399
Other long-term liabilities                                               489               457
                                                                   ----------        ----------
       Total liabilities                                               53,372            55,774

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                            --                --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 2,315,109 and 2,301,109 issued and outstanding;              2                 2
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,685,000 and 3,699,000 issued and outstanding               4                 4
   Additional paid-in capital                                          28,786            28,786
   Retained earnings                                                    1,933             1,233
                                                                   ----------        ----------
      Total stockholders' equity                                       30,725            30,025
                                                                   ----------        ----------
      Total liabilities and stockholders' equity                   $   84,097        $   85,799
                                                                   ==========        ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                    For the Three Months               For the Six Months
                                                       Ended June 30,                     Ended June 30,
                                                ----------------------------      ----------------------------
                                                    2001             2000             2001            2000
                                                -----------      -----------      -----------      -----------
Revenues
 New vehicle sales                              $    41,602      $    47,134      $    76,508      $    93,284
 Used vehicle sales                                  24,339           19,817           42,656           40,175
 Parts and service sales                              6,642            6,033           12,590           11,735
 Other dealership revenues, net                       2,036            1,785            3,755            3,601
                                                -----------      -----------      -----------      -----------
   Total revenues                                    74,619           74,769          135,509          148,795

Cost of sales
 New vehicle sales                                   39,381           44,664           72,393           88,410
 Used vehicle sales                                  21,954           17,805           38,326           36,409
 Parts and service sales                              2,970            2,682            5,821            5,145
                                                -----------      -----------      -----------      -----------
    Cost of sales                                    64,305           65,151          116,540          129,964
                                                -----------      -----------      -----------      -----------
   Gross profit                                      10,314            9,618           18,969           18,831

Amortization of goodwill                                175              164              353              327
Selling, general and administrative
 expenses                                             9,003            8,963           16,681           17,498
                                                -----------      -----------      -----------      -----------
   Income from operations                             1,136              491            1,935            1,006

Other income (expense)
 Interest expense, net                                 (478)            (562)          (1,231)          (1,037)
 Other income (expense), net                            228             (112)             481              (84)
                                                -----------      -----------      -----------      -----------
   Income (loss) before taxes                           886             (183)           1,185             (115)

Provision (benefit) for income taxes                    313              (86)             485              (56)
                                                -----------      -----------      -----------      -----------
   Net income (loss)                            $       573      $       (97)     $       700      $       (59)
                                                ===========      ===========      ===========      ===========
Earnings (loss) per share, basic (Note 3)       $      0.10      $     (0.02)     $      0.12      $     (0.01)
Earnings (loss) per share, diluted (Note 3)     $      0.09      $     (0.02)     $      0.10      $     (0.01)
Weighted average shares, basic (Note 3)           6,000,109        5,997,016        6,000,109        5,992,939
Weighted average shares, diluted (Note 3)         6,200,109        6,236,799        7,111,146        6,129,486

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
                                 (in thousands)

                                  Class A                   Class B
                               Common Stock               Common Stock        Additional                     Total
                            ---------------------    ----------------------     Paid-in      Retained    Stockholders'
                            Shares        Amount     Shares          Amount     Capital      Earnings       Equity
                            -------       -------    -------        -------   ----------     --------    -------------
Balance at
    December 31, 2000         2,301       $     2      3,699        $     4     $28,786       $ 1,233       $30,025
Conversion of Class B
   Common to Class A
   Common                        14            --        (14)            --          --            --            --
Net income                       --            --         --             --          --           700           700
                            -------       -------    -------        -------     -------       -------       -------
Balance at
   June 30, 2001              2,315       $     2      3,685        $     4     $28,786       $ 1,933       $30,725
                            =======       =======    =======        =======     =======       =======       =======

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      For the Three Months ended
                                                                June 30,
                                                      --------------------------
                                                          2001          2000
                                                      ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $      700    $       (59)
Adjustments to reconcile net income
   to net cash provided by operating activities -
   Depreciation and amortization                             644            673
   (Gain)/loss on disposal of business unit                 (254)            --
   Deferred income taxes                                     372           (225)
   Changes in assets and liabilities:
      Accounts receivable, net                            (2,165)        (3,175)
      Inventories                                          3,653         10,547
      Prepaid expenses and other current assets             (315)           318
      Other assets                                            67            (42)
      Floor plan notes payable                            (3,183)        (6,975)
      Accounts payable and accrued expenses                  301           (165)
      Other current liabilities                              137             --
      Other liabilities                                       32            190
                                                      ----------    -----------
   Net cash from operating activities                        (11)         1,087
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                       (193)          (246)
   Proceeds from sales of property and equipment              --             57
   Acquisition, net of cash acquired                          --           (757)
   Disposal of business unit                                 688
                                                      ----------    -----------
   Net cash from investing activities                        495           (946)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                     (140)          (244)
   Issuance of common stock                                   --            326
                                                      ----------    -----------
   Net cash from financing activities                       (140)            82
NET CHANGE IN CASH AND CASH EQUIVALENTS                      344            223
CASH AND CASH EQUIVALENTS, beginning of period               586          1,635
                                                      ----------    -----------
CASH AND CASH EQUIVALENTS,  end of period             $      930    $     1,858
                                                      ==========    ===========
 Cash paid for - Interest                             $      977    $     1,037
 Cash paid for - Taxes                                        68            108

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      The Company believes that: (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of June 30, 2001; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

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

      New Accounting Pronouncements

      In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142, among other things, eliminates the need to amortize goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective for the Company beginning January 1, 2002 and have certain transition rules that require the Company to obtain independent appraisals of certain of its operating units, which must be completed within six months from adoption. The Company is currently evaluating the impact of these pronouncements.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    EARNINGS (LOSS) PER SHARE:

      "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of June 30, 2000, the Company had potentially dilutive securities relating to both stock options and a stock guarantee issued in connection with an acquisition (Note 7). As of June 30, 2001, the Company had potentially dilutive securities relating to the stock guarantee only.

4.    INVENTORIES:

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                             6/30/01        12/31/00
                                                  (in thousands)
                                             -------        --------
      New Vehicles                           $26,596        $31,002
      Used Vehicles                            8,925          8,038
      Parts, accessories and other             1,733          1,924
                                             -------        -------
         Total Inventories                   $37,254        $40,964
                                             =======        =======

5.    FLOOR PLAN NOTES PAYABLE:

      On March 15, 2001, the Company completed a refinancing of its revolving line of credit with GE Capital Corporation to a traditional floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The new floor plan loans carry an interest rate of prime less 75 basis points for new vehicles and prime less 50 basis points for used vehicles. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $821,000 for the three months and $1,648,000 for the six months ended June 30, 2001. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $541,000 and $879,000 for the quarter and year to date, leaving net floor plan interest for the three and six months of $280,000 and 769,000 respectively.

6.    DISPOSAL OF BUSINESS UNIT:

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first six months of 2001, Hometown received the $700,000 purchase price plus $23,000 for parts returned and paid out a broker's commission of $35,000. Included in accounts receivable is $23,000 still due for parts returned. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    STOCK GUARANTEE

      In April 1999, the Company issued 100,000 shares of Hometown Class A Common Stock as part of the purchase price of Newburgh Toyota. The Company had guaranteed that the stock issued in connection with this transaction will have a value of $1,000,000 at the end of a two-year period, and that additional shares of the Company's common stock or cash would be issuable if there were a shortfall. On June 28, 2001, an agreement was signed with the former owners settling the guarantee whereby the Company will issue 200,000 shares of Hometown stock and will pay a fixed amount of $240,000, payable in monthly installments through December 31, 2002 and a monthly profit sharing payment equal to 20% of Newburgh Toyota's monthly pre-tax income over $57,142 for the period from April 1, 2001 to December 31, 2002.

8.    SUBSEQUENT EVENTS:

      On July 23, 2001, the Board of Directors voted in favor of raising up to $1.5 million in a private equity financing through the sale of Units to accredited investors at a price of $2.00 per Unit. Each Unit consists of two shares of Class A Common Stock of Hometown plus a warrant to purchase one additional share at an exercise price of $1.20 per share, exercisable within a three year period. As of the date of the filing of this Quarterly Report, Hometown has received commitments for the purchase of 487,498 Units, raising approximately $1.0 million in proceeds from ten accredited investors including the Company's Chief Executive Officer, Regional Vice President-North Division, Regional Vice President-South Division, and one non-executive director.

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

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      The total revenue by category for Hometown for the three and six months ended June 30, 2001 and June 30, 2000, are as follows:

                               For the three months ended       For the six months ended
                                          June 30,                      June 30,
                                      (in thousands)                (in thousands)
                                     2001        2000              2001         2000
                                   -------     -------           --------     --------
New vehicle                        $41,602     $47,134           $ 76,508     $ 93,284
Used vehicle - retail               20,279      17,083             35,998       33,863
Used vehicle - wholesale             4,060       2,734              6,657        6,312
Parts and service                    6,642       6,033             12,590       11,735
Other dealership revenues            2,036       1,785              3,756        3,601
                                   -------     -------           --------     --------
Total Revenue                      $74,619     $74,769           $135,509     $148,795
                                   =======     =======           ========     ========

           The units sold by category for Hometown for the three and six months ended June 30, 2001 and June 30, 2000, are as follows:

                             For the three months ended   For the six months ended
                                      June 30,                    June 30,
                                 2001          2000          2001          2000
                               -------       -------       -------       -------
New vehicle                      1,540         1,839         2,891         3,643
Used vehicle - retail            1,146         1,123         2,248         2,413
Used vehicle - wholesale           814           819         1,548         1,651
                               -------       -------       -------       -------
Total units sold                 3,500         3,781         6,687         7,707
                               =======       =======       =======       =======

           The new vehicle revenue by manufacturer for Hometown for the three and six months ended June 30, 2001 and June 30, 2000, are as follows:

                            For the three months ended    For the six months ended
                                     June 30,                    June 30,
                                  (in thousands)              (in thousands)
                                 2001          2000          2001          2000
                               -------       -------       -------       -------
Ford Motor                     $16,793       $25,897       $32,401       $50,277
Toyota Motor                    17,372        14,063        30,320        27,983
Daimler Chrysler                 4,395         4,216         7,946         8,459
GM                               2,146         1,439         4,048         3,226
All Other                          896         1,519         1,793         3,339
                               -------       -------       -------       -------
Total Revenue                  $41,602       $47,134       $76,508       $93,284
                               =======       =======       =======       =======

           The new vehicle units sold by manufacturer for Hometown for the three and six months ended June 30, 2001 and June 30, 2000, are as follows:

                            For the three months ended    For the six months ended
                                      June 30,                    June 30,
                                 2001          2000          2001          2000
                               -------       -------       -------       -------
Ford Motor                         573           887         1,113         1,743
Toyota Motor                       667           631         1,219         1,246
Daimler Chrysler                   167           186           301           353
GM                                  91            64           173           139
All Other                           42            71            85           162
                               -------       -------       -------       -------
Total units sold                 1,540         1,839         2,891         3,643
                               =======       =======       =======       =======

           The gross profit (loss) by category for Hometown for the three and six months ended June 30, 2001 and June 30, 2000, are as follows:

                               For the three months ended     For the six months ended
                                       June 30,                       June 30,
                                    (in thousands)                (in thousands)
                                  2001           2000            2001           2000
                                --------       --------        --------       --------
New vehicle                     $  2,221       $  2,470        $  4,115       $  4,874
Used vehicle - retail              2,337          2,060           4,193          3,883
Used vehicle - wholesale              47            (48)            136           (117)
Parts and service                  3,672          3,351           6,769          6,590
Other dealership revenues          2,037          1,785           3,756          3,601
                                --------       --------        --------       --------
Total Gross Profit (Loss)       $ 10,314       $  9,618        $ 18,969       $ 18,831
                                ========       ========        ========       ========

      The gross profit (loss) percent of revenue by category for Hometown for the three and six months ended June 30, 2001 and June 30, 2000, are as follows:

                                    For the three months ended    For the six months ended
                                              June 30,                     June 30,
                                         2001         2000           2001          2000
                                        -----        -----           -----        -----
New vehicle                               5.3%         5.2%            5.4%         5.2%
Used vehicle - retail                    11.5%        12.1%           11.6%        11.5%
Used vehicle - wholesale                  1.2%        (1.8%)           2.0%        (1.9%)
Parts and service                        55.3%        55.5%           53.8%        56.2%
Other dealership revenues               100.0%       100.0%          100.0%       100.0%
                                        -----        -----           -----        -----
Total Gross Profit (Loss) percent        13.8%        12.9%           14.0%        12.7%
                                        =====        =====           =====        =====

Three months ended June 30, 2001 compared with three months ended June 30, 2000.

      Revenue

      Revenue from the sale of new vehicles decreased $5.5 million, or 11.7% from $47.1 million for the three months ended June 30, 2000 to $41.6 million for three months ended June 30, 2001. Revenue decreases resulting from a decrease in new units sold of 299 vehicles were partially offset by an increase in average revenue per vehicle of $1,384. This is due in part to the loss of revenue from sales at Morristown Lincoln Mercury, which was sold back to the manufacturer in January 2001, but most loss of revenue is due to the fact that there was less new car revenue at the remaining four Lincoln Mercury locations that Hometown owns. The increase in average revenue per vehicle is due to an average 1.5% price increase coupled with higher volume of more expensive sport utility vehicles at our Toyota stores. Lincoln Mercury new car sales in the Northeast this year compared to last are down as much as 25%, however Hometown did not experience the same reduction due in large part to our marketing efforts and increased usage of technology prospecting our existing owner base. In addition, new car sales at our two Toyota locations, with a large gain in popularity, increased by 19% at Muller Toyota, and just over 27% at our Toyota of Newburgh.

      Revenue from the sale of used vehicles at retail increased $3.2 million, or 18.7%, from $17.1 million for the quarter ended June 30, 2000, to $20.3 million for the quarter ended June 30, 2001. The increase consisted of a rise in average revenue per vehicle of $2,485 in addition to an increase in sales of used vehicles at retail of 23 units. This increase in revenue is due in part to the acquisition of International Auto which we tucked into our existing location at Wellesley, Massachusetts, and also due to the increased efforts to sell certified pre-owned Lincoln Mercury products at our four Lincoln Mercury locations, which results in selling more expensive units and in general Hometowns efforts to promote pre-owned cars and trucks. Revenue from the sale of used vehicles at wholesale increased $1.4 million, or 51.9%, from $2.7 million for the quarter ended June 30, 2000, to $4.1 million for the quarter ended June 30, 2001. That change consisted of a decrease in sales of used vehicles at wholesale of 5 units offset by an increase in revenue per vehicle of $1,648.

      Parts and service sales revenue increased $0.6 million, or 10.0% from $6.0 million for the three months ended June 30, 2000, to $6.6 million for the three months ended June 30, 2001. This is due in large part to the expansion of parts and service sales at our Baystate Lincoln Mercury and Toyota of Newburgh locations, due to increased emphasis on parts and service sales at retail. In addition this revenue was increased despite the loss of revenue from the sale of the Morristown Location.

      Finance, Insurance, Extended Service and other dealership revenues increased $251,000, or 13.9% from $1.8 million for the three months ended June 30, 2000 to $2.0 million for the three months ended June 30, 2001, due in large part to the fact that a high percentage of pre-owned cars and trucks are financed at the dealership level. With an increase in used car revenue, F&I sales would be expected to increase. In addition, Hometown has set goals and objectives in the F&I departments and has supported those efforts with increased training.

      Gross Profit

      Total gross profit increased $0.7 million, or 7.3%, from $9.6 million for the three months ended June 30, 2000, to $10.3 million for the three months ended June 30, 2001.

      Gross profit on new vehicle sales declined by $249,000, or 10.1%, to $2.2 million for the second quarter of 2001. This decrease was attributable to the aforementioned decline in units sold partially offset by an increase in gross profit of $99 per unit. Gross profit on used vehicles sold at retail grew $277,000, or 13.5%. This was due to an increase of $204 in gross profit per unit and an increase in units sold of 23 vehicles. Gross profit on parts and service sales increased $321,000, or 9.6%, to $3.7 million for the quarter ended June 30, 2001. This gross profit increase is due in large part to the concentration on used cars, parts and service at all Hometown locations that was emphasized early on in 2001. These types of sales have significantly higher margins than that of new cars and trucks. In addition Hometown enjoyed a profit on its sales of cars at wholesale verses a loss same period 2000. This is due in part to stricter controls on inventory aging.

      Amortization of Goodwill

      Goodwill amortization increased to $175,000 for the quarter ended June 30, 2001 from $164,000 for the quarter ended June 30, 2000, reflecting the acquisition of International Auto, our new high line pre-owned car/truck center that we tucked into our existing Wellesley, Massachusetts location.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses did not vary significantly during the period, totaling $9.0 million for the three months ended both June 30, 2000 and June 30, 2001. SG&A expenses as a percentage of sales also remained unchanged.

      Hometown continues to increase efforts to reduce SG&A. Although SG&A was unchanged for the second quarter 2001, the mixture was more heavily weighted to performance-based compensation, which would decrease in the event of a slowdown in sales activity, as opposed to fixed expenses which would stay at current levels, even if sales decreased.

      Net Interest Expense

      Net interest expense decreased $84,000 to $478,000 for the second quarter of 2001. That decrease was primarily attributable to the lower rate on the floor plan loans resulting from the refinancing with Ford Motor Credit Corporation.

      Other Income (Expense)

      Other Income for the three months ended June 30, 2001 increased $340,000 from expense of $112,000 to income of $228,000. This was due mainly to our Ford and Lincoln Mercury stores achieving Ford's Blue Oval Certification, and Lincoln Mercury's LPE certification. These standards of dealership performance measure facility appearance, dealership policies and procedures, and customer CSI, to high Ford Motor Company and Lincoln Mercury standards. When these standards were achieved the manufacturer paid us an additional sum of money as a percentage of each car/truck sold at these respective stores.

      Provision (benefit) for income tax

      The effective income tax rate was 35% in the quarter ended June 30, 2001 and 47% in the same period of 2000. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The main factor affecting the effective tax rate differential is the amortization of non-deductible goodwill.

      Earnings Per Share, Basic and Diluted

      See Note 7 to the Consolidated Financial Statements for a description of dilutive and potentially dilutive securities.

Six months ended June 30, 2001 compared with six months ended June 30, 2000

      Revenue

      Revenue from the sale of new vehicles decreased $16.8 million, or 18.0% from $93.3 million for the six months ended June 30, 2000 to $76.5 million for the six months ended June 30, 2001. Revenue decreases resulted from a decrease in new units sold of 752 vehicles offset by an increase in average revenue per vehicle of $858. The sale of Morristown accounted for $3.3 million of that decrease. Same store revenues on new vehicle sales were down $13.5 million, or 15.0%. On a same store basis, the number of units sold decreased by 639 units and the average revenue per unit increased by $959. The loss in revenue on new cars/trucks is due in large part to the reduction in volume of the aforementioned new Lincoln Mercury products.

      Revenue from the sale of used vehicles at retail increased $2.1 million, or 6.2%, from $33.9 million for the six months ended June 30, 2000, to $36.0 million for the six months ended June 30, 2001. The increase consisted of an increase in average revenue per vehicle of $1,980 offset by a fall in sales of used vehicles at retail of 165 units. This reduction in units at retail was due to slower sales in January and February 2001, particularly at Lincoln Mercury franchises. Revenue from the sale of used vehicles at wholesale rose $0.4 million, or 6.4%, from $6.3 million for the six months ended June 30, 2000, to $6.7 million for the six months ended June 30, 2001. That change consisted of an increase in revenue per vehicle of $478 offset by a decrease in sales of used vehicles at wholesale of 103 units.

      Parts and service sales revenue increased $0.9 million, or 7.7% from $11.7 million for the six months ended June 30, 2000, to $12.6 million for the six months ended June 30, 2001. Same store revenues from parts and service sales increased by $1.3 million or 11.9% from the same six months last year. This is due in large part to the increase of parts and service sales of our Baystate Lincoln Mercury and Toyota of Newburgh locations and an overall concentration on this higher margin profit center in light of anticipated lower new vehicles sales in 2001.

      Finance, Insurance, Extended Service and other dealership revenues increased $155,000, or 4.3% from $3.6 million for the six months ended June 30, 2000 to $3.8 million for the six months ended June 30, 2001, due in large part to the fact that a high percentage of pre-owned cars and trucks are financed at the dealership level. With an increase in used car revenue, F&I sales would be expected to increase. In addition, Hometown has set goals and objectives in the F&I departments and has supported those efforts with increased training.

      Gross Profit

      Total gross profit increased $0.2 million, or 1.1%, from $18.8 million for the six months ended June 30, 2000, to $19.0 million for the six months ended June 30, 2001. This is due to the concentration on parts and service sales, which enjoy significantly higher margins than that of new cars/trucks, and the increasing of margins on used car and truck sales. These margins increased in part to the fact that same period last year Hometown had a year to date loss on used car sales at wholesale and this year there is a gain. Same store gross profit increased $534,000, or 2.9%.

      Gross profit on new vehicles decreased $0.8 million, or 16.3%, from $4.9 million for the six months ended June 30, 2000, compared to $4.1 million for the same period of 2001. Unit sales decreased by 752 vehicles, while gross profit per unit rose by $86. Gross profit on same store sales of new vehicles declined $593,000, or 12.6%. This is due in large part to the aforementioned decrease in new unit sales.

      Gross profit on the sale of used vehicles at retail increased $0.3 million, or 7.7%, from $3.9 million for the first half of 2000 to $4.2 million for the same period of 2001. Unit sales decreased by 165 units, while gross profit per unit increased by $256. Same store gross profit on the sale of used vehicles at retail increased $374,000, or 9.8%. This is due in part to increasing the margins required of the dealerships on used car sales and in addition the higher margins on sales of cars and trucks at auction. This is due in part to stricter aging controls on used cars and to the fact that Hometown has effectively eliminated guaranteed loan losses at Westwood Lincoln Mercury by stopping the practice of guaranteeing loans in early 1999.

      Gross profit on parts and service increased $0.2 million, or 3.0%, from $6.6 million for the six months ended June 30, 2000, to $6.8 million for the six months ended June 30, 2001. Same store gross profit on parts and service increased by $466,000, or 7.4% due to the increased exphasis on parts and service sales at retail. Also Hometown dealerships have increased margins on sales of parts in the service departments while remaining competitive to local independent service centers.

      Amortization of Goodwill

      Goodwill amortization increased to $353,000 for the six months ended June 30, 2001 from $327,000 for the six months ended June 30, 2000, reflecting the acquisition of International Auto, our new high line pre-owned car/truck center that we tucked into our existing Wellesley, Massachusetts location.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased $0.8 million, or 4.6% from $17.5 million for the six months ended June 30, 2000, to $16.7 million for the six months ended June 30, 2001.

      The decrease was due to many factors: In early 2000, Hometown was in a transition from our outsourced finance team, including our CFO, to our existing in house finance team. During this time there was an overlap of expenses. Hometown also was financing its inventory with GE Capital, and paid high monthly fees. Ford Credit, Hometown's current lender does not assess these fees. Another advantage of Ford Credit is its ability for the dealerships to have a much simpler cash management system-allowing Hometown to scale down the number of people in our corporate office. Hometown also wrote off $345,000 of the sales of livery vehicles by Westwood Lincoln Mercury to Autotech leasing services during this period. Additionally, the closing of the Morristown store has cut $485,000 of general and administrative expenses. These decreases were partially offset by increased commissions due to higher sales at the Newburgh dealership, and the profit sharing arrangement in place for the high end used car operation at Baystate Lincoln Mercury.

      Net Interest Expense

      Net interest expense increased $194,000, from $1.0 million for the six months ended June 30, 2000 to $1.2 million for the six months ended June 30, 2001. That increase was primarily attributable to the rate increases imposed by GE Capital for the first quarter of 2001.

      Other Income (Expense)

      Other Income for the six months ended June 30, 2001 increased $565,000 from an expense of $84,000 to income of $481,000. The change consisted primarily of increased incentive payments resulting from Blue Oval certification from Ford (for Family Ford) and LPE certification from Lincoln Mercury (for Baystate and Westwood Lincoln Mercury) as set forth above. Also included is the gain from the sale of the Morristown dealership of $254,000.

      Provision (benefit) for income tax

      The effective income tax rate was 41% in the six months ended June 30, 2000 and 49% in the six months ended June 30, 2001. The change in the rate was the result of the impact of current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

      Earnings (Loss) Per Share, Basic and Diluted

      See Note 7 to the Consolidated Financial Statements for a description of dilutive and potentially dilutive securities.

Weighted Average Shares

      The basic weighted average shares outstanding for the six months ended June 30, 2001 and 2000 are 6,000,109 shares and 5,992,939 shares, respectively. Fully diluted shares outstanding were 7,111,146 and 6,129,486, respectively, at those dates.

Cyclicality

      Hometown's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect the Hometown's business, Hometown believes that the impact on its operations of future negative trends in such factors will be somewhat mitigated by its: (i) strong parts, service and collision repair services; (ii) variable cost salary structure; (iii) geographic regional focus; and (iv) product diversity.

Seasonality

      Hometown's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) Manufacturer related factors, primarily the historical timing of major Manufacturer incentive programs and model changeovers; (ii) weather-related factors, which primarily affect parts and service; and (iii) consumer buying patterns.

Effects of Inflation

      Inflation did not have a significant effect on the results of operations.

Liquidity and Capital Resources

      The principal sources of liquidity include cash on hand, cash from operations, and floor plan financing.

      Cash and Cash Equivalents

      Total cash and cash equivalents at June 30, 2001 and December 31, 2000, were $0.9 million and $0.6 million, respectively, for an increase of $0.3 million in cash and cash equivalents. Operating activities used $11,000 in cash. The sale of the Morristown, NJ dealership added $0.7 million. $0.2 million of cash was used to purchase property and equipment, and $0.1 million was used for principal payments on long-term debt.

      Receivables

      The Company had $8.3 million in accounts receivable at June 30, 2001 compared to $6.1 million at December 31, 2000. The majority of those receivables are contracts-in-transit from companies that provide or secure financing for customer purchases. The higher receivable amounts reflect the higher sales activity normally expected in June versus December.

Floor Plan Financing

      On March 15, 2001, the Company completed a refinancing of its revolving line of credit with GE Capital Corporation to a traditional floor plan line of credit at each dealership with Ford Motor Credit Corporation. The new floor plan loans carry an interest rate of prime less 75 basis points for new vehicles and prime less 50 basis points for used vehicles. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $1.7 million for the six months ended June 30, 2001. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $0.9 million for the same period, leaving net floor plan interest for the half year of $0.8 million.

Disposals

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first six months of 2001, Hometown received the purchase price plus $23,000 for parts returned, and paid out a broker's commission of $35,000. Included in accounts receivable is $23,000 due for additional parts returned. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

Subsequent Events:

      On July 23, 2001, the Board of Directors voted in favor of raising up to $1.5 million in a private equity financing through the sale of Units to accredited investors at a price of $2.00 per Unit. Each Unit consists of two shares of Class A Common Stock of Hometown plus a warrant to purchase one additional share at an exercise price of $1.20 per share, exercisable within a three year period. As of the date of the filing of this Quarterly Report, Hometown has received commitments for the purchase of 487,498 Units, raising approximately $1.0 million in proceeds from ten accredited investors including the Company's Chief Executive Officer, Regional Vice President-North Division, Regional Vice President-South Division, and one non-executive director.

New Accounting Pronouncements

      In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142, among other things, eliminates the need to amortize goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective for the Company beginning January 1, 2002 and have certain transition rules that require the Company to obtain independent appraisals of certain of its operating units, which must be completed within six months from adoption. The Company is currently evaluating the impact of these pronouncements.

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

                           PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

Hometown held its Annual Shareholders Meeting on June 21, 2001. The candidates nominated for election to its Board of Directors are as follows:

           Corey E. Shaker
           William C. Muller, Jr.
           James Christ
           Joseph Shaker
           Salvatore A. Vergopia
           Edward A. Vergopia
           Domenic Colasacco
           Louis I. Margolis

All eight nominees were elected to the Board. Each nominee received 29,248,208 votes for and 10,006,901 votes abstaining. Those individuals represent the entire Board of Directors as no other directors had terms continuing after the meeting. No other matter was submitted to a vote of security holders.

ITEM 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

      None.

b.    Reports on Form 8-K:

      On June 28, 2001, Hometown filed a report on Form 8-K with respect to Items 5 and 7 on such report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Hometown Auto Retailers, Inc.


August 8, 2001                       By: /s/ Corey  E. Shaker
--------------                           ---------------------------------------
Date                                     Corey E. Shaker, President and Chief
                                         Executive Officer


August 8, 2001                       By: /s/ John J. Stavola
--------------                           ---------------------------------------
Date                                     John J. Stavola, Acting Chief Financial
                                         Officer