Form 10-Q
period 2001-09-30
HOMETOWN AUTO RETAILERS INC
filed 2001-11-13
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                                            Outstanding
------------------------------------------------                     -----------
Common Stock, Class A, par value $.001 per share                      3,561,605
Common Stock, Class B, par value $.001 per share                      3,613,500

                                      INDEX

PART I.                         FINANCIAL INFORMATION                       Page

ITEM 1.  Consolidated Balance Sheets at September 30, 2001
         and December 31, 2000                                              5

         Consolidated Statements of Operations for
         Nine and three months ended September 30, 2001 and 2000            6

         Consolidated Statement of Equity at September 30, 2001             7

         Consolidated Statements of Cash Flows for
         Nine months ended September 30, 2001 and 2000                      8

         Notes to Consolidated Financial Statements                         9

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                13

PART II.                         OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                          23

ITEM 4.  Submission of Matters to a Vote of Security Holders                23

ITEM 6.  Exhibits and Reports on Form 8-K                                   23

SIGNATURES                                                                  24

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                  Sept. 30,     December 31,
                           ASSETS                                    2001           2000
                                                                 (Unaudited)
                                                                 -----------    ------------
Current Assets
   Cash and cash equivalents                                       $ 4,055        $   586
   Accounts receivable, net                                          6,826          6,149
   Inventories                                                      32,107         40,964
   Prepaid expenses and other current assets                         1,639          1,576
                                                                   -------        -------
      Total current assets                                          44,627         49,275

Property and equipment, net                                          7,356          7,594
Investment in CarDay Inc.                                               --          3,258
Goodwill, net                                                       23,883         24,793
Other assets                                                         1,354          2,144
                                                                   -------        -------
      Total assets                                                 $77,220        $87,064
                                                                   =======        =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Floor plan notes payable                                        $32,516        $40,123
   Accounts payable and accrued expenses                             5,162          5,579
   Current maturities of long-term debt                                432            431
                                                                   -------        -------
      Total current liabilities                                     38,110         46,133

Long-term debt                                                       8,527          8,785
Long-term deferred income taxes                                        287          1,664
Other long-term liabilities                                            431            457
                                                                   -------        -------
      Total liabilities                                             47,355         57,039

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   Authorized, no shares issued and outstanding                         --             --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,546,605 and 2,301,109 issued and outstanding;           3              2
   Common stock, Class B, $.001 par value, 3,760,000 shares
   Authorized, 3,628,500 and 3,699,000 issued and outstanding            4              4
   Additional paid-in capital                                       29,730         28,786
   Retained earnings                                                   128          1,233
                                                                   -------        -------
      Total stockholders' equity                                    29,865         30,025
                                                                   -------        -------
      Total liabilities and stockholders' equity                   $77,220        $87,064
                                                                   =======        =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                   For the Three Months               For the Nine Months
                                                      Ended Sept. 30,                   Ended Sept. 30,
                                                ----------------------------      ----------------------------
                                                   2001             2000             2001             2000
                                                -----------      -----------      -----------      -----------
Revenues
   New vehicle sales                            $    41,356      $    44,422      $   117,864      $   137,706
   Used vehicle sales                                21,650           17,430           64,305           57,605
   Parts and service sales                            6,526            6,092           19,116           17,827
   Other dealership revenues, net                     2,208            1,899            5,964            5,500
                                                -----------      -----------      -----------      -----------
      Total revenues                                 71,740           69,843          207,249          218,638

Cost of sales
   New vehicle sales                                 39,359           42,102          111,752          130,512
   Used vehicle sales                                19,780           15,661           58,106           52,070
   Parts and service sales                            2,810            2,657            8,631            7,802
                                                -----------      -----------      -----------      -----------
        Cost of sales                                61,949           60,420          178,489          190,384
                                                -----------      -----------      -----------      -----------
      Gross profit                                    9,791            9,423           28,760           28,254

Amortization of goodwill                                176              163              529              490
Selling, general and administrative
   expenses                                           8,787            8,857           25,468           26,355
                                                -----------      -----------      -----------      -----------
      Income from operations                            828              403            2,763            1,409

Other income (expense)
   Interest income                                       25               --               75               --
   Interest (expense)                                  (417)            (553)          (1,698)          (1,590)
   Other income (expense), net                           95                3              576              (81)
   Valuation adjustment for CarDay Inc.              (3,258)              --           (3,258)              --
                                                -----------      -----------      -----------      -----------
      Income (loss) before taxes                     (2,727)            (147)          (1,542)            (262)

Provision (benefit) for income taxes                   (922)              37             (437)             (19)
                                                -----------      -----------      -----------      -----------
      Net income (loss)                         $    (1,805)     $      (184)     $    (1,105)     $      (243)
                                                ===========      ===========      ===========      ===========
Earnings (loss) per share, basic (Note 3)       $     (0.25)     $     (0.03)     $     (0.17)     $     (0.04)
Earnings (loss) per share, diluted (Note 3)     $     (0.25)     $     (0.03)     $     (0.17)     $     (0.04)
Weighted average shares, basic (Note 3)           7,175,320        5,998,529        6,396,151        5,994,816

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
                                 (in thousands)

                              Class A              Class B
                           Common Stock         Common Stock    Additional                    Total
                         ----------------     ----------------    Paid-in       Retained   Stockholders'
                         Shares    Amount     Shares    Amount    Capital       Earnings      Equity
                         ------    ------     ------    ------  ----------      --------   -------------
Balance at
  December 31, 2000       2,301     $  2      3,699      $  4     $ 28,786      $ 1,233      $ 30,025
Conversion of Class B
  Common to Class A
  Common                     71       --        (71)       --           --           --            --
Shares Issued for
Newburgh Purchase           200       --         --        --           --           --            --
Capital Infusion from
Accredited Investors        975        1         --        --          974           --           975
Subscription
Receivable                   --       --         --        --          (30)          --           (30)

Net income                   --       --         --        --           --       (1,105)       (1,105)
                          -----     ----      -----      ----     --------      -------      --------
Balance at
  Sept. 30, 2001          3,547     $  3      3,628      $  4     $ 29,730      $   128      $ 29,865
                          =====     ====     ======      ====     ========      =======      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            For the Nine Months ended
                                                                    Sept. 30,
                                                            -------------------------
                                                               2001           2000
                                                            ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)                                             $(1,105)     $   (243)

Adjustments to reconcile net income
   to net cash provided by operating activities -
   Depreciation and amortization                                  967           925
   (Gain)/loss on disposal of business unit                      (254)           --
   (Gain)/loss on on impairment of CarDay Inc. investment       3,258            --
   Deferred income taxes                                         (580)         (159)
   Changes in assets and liabilities:
      Accounts receivable, net                                   (671)       (2,055)
      Inventories                                               8,800        13,981
      Prepaid expenses and other current assets                  (200)          393
      Other assets                                                130          (103)
      Floor plan notes payable                                 (7,607)      (12,487)
      Accounts payable and accrued expenses                      (593)          (92)
      Other current liabilities                                   176            --
      Other liabilities                                           (26)          165
                                                              -------      --------
   Net cash from operating activities                           2,295           325
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (219)         (364)
   Proceeds from sales of property and equipment                   --            65
   Acquisition, net of cash acquired                               --          (701)
   Disposal of business unit                                      705            --
                                                              -------      --------
   Net cash from investing activities                             486        (1,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments of long-term debt                          (257)         (350)
   Issuance of common stock                                       945           326
                                                              -------      --------
   Net cash from financing activities                             688           (24)
NET CHANGE IN CASH AND CASH EQUIVALENTS                         3,469          (699)
CASH AND CASH EQUIVALENTS, beginning of period                    586         1,635
                                                              -------      --------
CASH AND CASH EQUIVALENTS,  end of period                     $ 4,055      $    936
                                                              =======      ========
 Cash paid for - Interest                                     $ 1,414      $  1,590
 Cash paid for - Taxes                                            132           174

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation

      The Company believes that: (i) the accompanying financial information contains all the material adjustments necessary to fairly present its financial position as of September 30, 2001; (ii) all adjustments necessary to present fairly the results for the interim periods have been made; and (iii) all adjustments are of a normal recurring nature. Operating results of interim periods are not necessarily indicative of the results for full year periods.

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

      Reclassifications

      Certain amounts in the December 31, 2000 Financial Statements have been reclassified to conform with the current presentation.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      New Accounting Pronouncements

      In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142, among other things, eliminates the need to amortize goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective for the Company beginning January 1, 2002 and have certain transition rules that require the Company to obtain appraisals of certain of its operating units, which must be completed within six months from adoption. The Company is currently evaluating the impact of these pronouncements.

3. EARNINGS (LOSS) PER SHARE:

      "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. As of September 30, 2000, the Company had potentially dilutive securities relating to both stock options and a stock guarantee issued in connection with an acquisition (Note 7). As of September 30, 2001, the Company had potentially dilutive securities relating to stock options only.

4. INVENTORIES:

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                       9/30/01          12/31/00
                                                            (in thousands)
                                                       -------          --------
New Vehicles                                           $21,796           $31,002
Used Vehicles                                            8,550             8,038
Parts, accessories and other                             1,761             1,924
                                                       -------           -------
   Total Inventories                                   $32,107           $40,964
                                                       =======           =======

5. FLOOR PLAN NOTES PAYABLE:

      On March 15, 2001, the Company completed a refinancing of its revolving line of credit with GE Capital Corporation to a traditional floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The new floor plan loans carry an interest rate of prime less 75 basis points for new vehicles and prime less 50 basis points for used vehicles. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $704,000 for the three months and $2,408,000 for the nine months ended September 30, 2001. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $535,000 and $1,470,000 for the quarter and year to date, leaving net floor plan interest for the three and nine months of $169,000 and $938,000 respectively.

                          HOMETOWN AUTO RETAILERS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INTEREST INCOME (EXPENSE):

      The major components of Interest Income (Expense) are:

                                                 For the three months ended   For the nine months ended
                                                          Sept. 30                     Sept. 30
                                                       (in thousands)               (in thousands)
                                                       2001      2000              2001        2000
                                                       ----      ----             ------      ------
Interest Income:
Interest received from financial institutions         $  25        --            $    75          --
                                                      =====     =====            =======     =======
Interest (Expense):
Floor plan interest expense                           $(704)    $(793)           $(2,408)    $(2,499)
Manufacturers floor plan assistance                     535       515              1,470       1,749
Mortgage interest expense                              (224)     (232)              (670)       (695)
Other interest expense                                  (24)      (43)               (90)       (145)
                                                      -----     -----            -------     -------
Total Interest (Expense)                              $(417)    $(553)           $(1,698)    $(1,590)
                                                      =====     =====            =======     =======

7. DISPOSAL OF BUSINESS UNIT:

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $700,000 in cash. During the first six months of 2001, Hometown received the $700,000 purchase price plus $40,000 for parts returned and paid out a broker's commission of $35,000. Included in accounts receivable is $6,000 still due for parts returned. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

8. STOCK GUARANTEE

      In April 1999, the Company issued 100,000 shares of Hometown Class A Common Stock as part of the purchase price of Newburgh Toyota. The Company had guaranteed that the stock issued in connection with this transaction will have a value of $1,000,000 at the end of a two-year period, and that additional shares of the Company's common stock or cash would be issuable if there were a shortfall. On June 28, 2001, an agreement was signed with the former owners settling the guarantee whereby the Company in July issued 200,000 shares of Hometown stock and will pay a fixed amount of $240,000, payable in monthly installments through December 31, 2002 and a monthly profit sharing payment equal to 20% of Newburgh Toyota's monthly pre-tax income over $57,142 for the period from April 1, 2001 to December 31, 2002.

9. PRIVATE EQUITY FINANCING

      In July 2001, Hometown raised $974,996 through the sale of Units at $2.00 per Unit pursuant to a subscription agreement entered into on July 19, 2001 between Hometown and 10 accredited investors, including two officers and directors, one other officer and one other director, of Hometown. Each Unit consists of two shares of Class A Common Stock of Hometown plus a warrant to purchase one additional share at an exercise price of $1.20 per share, exercisable within a three year period. The purchasers were:

Accredited Investor       # of Units Purchased             # of Shares Issued

Corey Shaker(1)(2)                35,714                           71,428
Steven Shaker(2)                  35,714                           71,428
Janet Shaker                      35,714                           71,428
Richard Shaker                    35,714                           71,428
Joseph Shaker(1)                  35,714                           71,428
Edward Shaker                     35,714                           71,428
Edward D. Shaker                  35,714                           71,428
William C. Muller Trust          100,000                          200,000
William Muller, Jr.(1)(2)        100,000                          200,000
Paul Yamin                        37,500                           75,000

----------
(1) Director of Hometown; and
(2) Officer of Hometown.

10. SUBSEQUENT EVENTS

      On October 18, 2001, CarDay Inc. ceased operations. CarDay Inc. began operations in 1999 as an 82% owned subsidiary of Hometown. For the year ended December 31, 1999, the assets, liabilities and results of operations of CarDay Inc. were included in Hometown's financial statements. In January 2000, CarDay Inc. obtained $25 million in financing from a group of institutional investors. The result of this financing was to reduce Hometown's ownership from 82% to 10.7%. Subsequently, Hometown did not reflect the assets, liabilities and results of operations of CarDay Inc. in its financial statements because ownership had been reduced to an amount below 20%. Hometown recorded the increase in value of the investment, net of a deferred tax liability, as an increase in Additional Paid-In Capital.

      As a result of CarDay Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired. The entire investment in CarDay Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 has been charged to income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the quarter by $2,083,000 and reducing Earning per share, fully diluted, for the quarter by $.29. Excluding the charge net income was $278,000 or $.04 per share fully diluted for the three months and $978,000 or $.14 per share fully diluted for the nine months. The charge does not affect cash, cash flow from operations, or liquidity and capital resources.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 13 American and Asian automotive brands; Chevrolet, Chrysler, Daewoo, Dodge, Ford, Isuzu, Jeep, Lincoln, Mazda, Mercury, Oldsmobile, Plymouth and Toyota. Hometown's purpose is to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England.

Operating Strategy

      Hometown operates its dealerships as local businesses, responsive to the communities they serve. Administratively, Hometown standardizes and centralizes many functions in order to simplify operations and utilize scale economies. This integration and implementation of best practices may present opportunities to increase revenues and reduce costs but may also necessitate additional costs and expenditures for corporate administration, including expenses necessary to implement Hometown's acquisition strategy. These various costs and possible cost-savings and revenue enhancements may make historical operating results not comparable to, or indicative of, future performance.

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues

      The total revenue by category for Hometown for the three and nine months ended September 30, 2001 and September 30, 2000, are as follows:

                               For the three months ended     For the nine months ended
                                        Sept. 30,                      Sept. 30,
                                     (in thousands)                 (in thousands)
                                   2001           2000           2001            2000
                                 -------        -------        --------        --------
New vehicle                      $41,356        $44,422        $117,864        $137,706
Used vehicle - retail             18,610         15,378          54,608          49,240
Used vehicle - wholesale           3,040          2,052           9,697           8,365
Parts and service                  6,526          6,092          19,116          17,827
Other dealership revenues          2,208          1,899           5,964           5,500
                                 -------        -------        --------        --------
Total Revenue                    $71,740        $69,843        $207,249        $218,638
                                 =======        =======        ========        ========

      The units sold by category for Hometown for the three and nine months ended September 30, 2001 and September 30, 2000, are as follows:

                          For the three months ended  For the nine months ended
                                 September 30,              September 30,
                              2001         2000          2001          2000
                              -----        -----        ------        ------
New vehicle                   1,611        1,748         4,613         5,391
Used vehicle - retail         1,453        1,135         3,701         3,548
Used vehicle - wholesale        900          740         2,448         2,391
                              -----        -----        ------        ------
Total units sold              3,964        3,623        10,762        11,330
                              =====        =====        ======        ======

      The new vehicle revenue by manufacturer for Hometown for the three and nine months ended September 30, 2001 and September 30, 2000, are as follows:

                      For the three months ended     For the nine months ended
                             September 30,                  September 30,
                            (in thousands)                 (in thousands)
                         2001           2000            2001            2000
                        -------        -------        --------        --------

Ford Motor              $16,549        $21,920        $ 48,951        $ 72,197
Toyota Motor             17,948         15,154          48,269          43,137
Daimler Chrysler          3,638          4,431          11,584          12,890
GM                        2,242          1,643           6,289           4,870
All Other                   979          1,274           2,771           4,612
                        -------        -------        --------        --------
Total Revenue           $41,356        $44,422        $117,864        $137,706
                        =======        =======        ========        ========

      The new vehicle units sold by manufacturer for Hometown for the three and nine months ended September 30, 2001 and September 30, 2000, are as follows:

                          For the three months ended   For the nine months ended
                                    Sept. 30,                  Sept. 30,
                               2001          2000          2001          2000
                              -----         -----         -----         -----

Ford Motor                      551           766         1,664         2,509
Toyota Motor                    785           670         2,115         1,916
Daimler Chrysler                136           177           437           530
GM                               90            72           263           211
All Other                        49            63           134           225
                              -----         -----         -----         -----
Total units sold              1,611         1,748         4,613         5,391
                              =====         =====         =====         =====

      The gross profit (loss) by category for Hometown for the three and nine months ended September 30, 2001 and September 30, 2000, are as follows:

                               For the three months ended        For the nine months ended
                                         Sept. 30,                       Sept. 30,
                                      (in thousands)                  (in thousands)
                                   2001            2000            2001             2000
                                 -------         -------         --------         --------
New vehicle                      $ 1,997         $ 2,320         $  6,112         $  7,194
Used vehicle - retail              2,027           1,783            6,220            5,666
Used vehicle - wholesale            (157)            (14)             (21)            (131)
Parts and service                  3,716           3,435           10,485           10,025
Other dealership revenues          2,208           1,899            5,964            5,500
                                 -------         -------         --------         --------
Total Gross Profit               $ 9,791         $ 9,423         $ 28,760         $ 28,254
                                 =======         =======         ========         ========

      The gross profit (loss) percent of revenue by category for Hometown for the three and nine months ended September 30, 2001 and September 30, 2000, are as follows:

                                        For the three months ended      For the nine months ended
                                                Sept. 30,                       Sept. 30,
                                          2001            2000            2001            2000
                                         ------          ------          ------          ------
New vehicle                                 4.6%            5.2%            5.2%            5.2%
Used vehicle - retail                      10.9%           11.6%           11.4%           11.5%
Used vehicle - wholesale                   (5.2%)          (0.7%)          (0.2%)          (1.6%)
Parts and service                          56.9%           56.4%           54.8%           56.2%
Other dealership revenues                 100.0%          100.0%          100.0%          100.0%
                                         ------          ------          ------          ------
Total Gross Profit percent                 13.6%           13.5%           13.9%           12.9%
                                         ======          ======          ======          ======

Three months ended September 30, 2001 compared with three months ended September 30, 2000.

      Revenue

      Total revenues increased $1.9 million or 2.7% from $69.8 million for the three months ended September 30, 2000 to $71.7 million for the three months ended September 30, 2001.

      Although total revenues increased in the quarter, revenue from sale of new vehicles decreased $3.0 million, or 6.8% from $44.4 million to $41.4 million. Revenue decreases resulting from a decrease in new units sold of 137 vehicles were partially offset by an increase in average revenue per vehicle of $258. The decline in new vehicle sales is due in part to the loss of revenue from sales at Morristown Lincoln Mercury, which was sold back to the manufacturer in January 2001, most of the loss of revenue, however, is due to the lower new car revenue at the remaining four Lincoln Mercury locations that Hometown owns. Sales of

Lincoln Mercury new cars have declined nationwide compared to last year. This decline was partially offset by new car sales at Hometown's two Toyota locations. Due to gains in popularity during 2001, Hometown's Toyota new car unit sales increased by 17.1%. The increase in average revenue per vehicle is due to an average 1.5% price increase coupled with higher volume of more expensive sport utility vehicles at Hometown's Toyota stores.

      Revenue from the sale of used vehicles at retail increased $3.2 million, or 21.0%, from $15.4 million to $18.6 million for the quarter. The increase consisted of a decrease in average revenue per vehicle of $741 offset by an increase in sales of used vehicles at retail of 318 units. This increase in revenue is due in part to the acquisition of International Auto which Hometown tucked into Hometown's existing location at Wellesley, Massachusetts, and also due to the increased efforts to sell certified pre-owned Lincoln Mercury products at Hometown's four Lincoln Mercury locations, an increased focus on arranging financing for customers with challenged credit histories, and, in general, Hometowns efforts to promote pre-owned cars and trucks in an environment of slowing economic activity.

      Revenue from the sale of used vehicles at wholesale increased $1.0 million, or 50.0%, from $2.0 million during last years third quarter to $3.0 million this year. The change consisted of an increase in sales of used vehicles at wholesale of 160 units and an increase in revenue per vehicle of $603. The increase in sales of used cars and trucks at retail, which Hometown is experiencing, will generally also result in increases of used cars and trucks at auction. This is due to the fact that used cars and trucks coming in on trade of vehicles that are already pre-owned will be generally older than those on new car and truck trade-ins and will often times not qualify for retail sales at Hometown standards. In addition Hometown is more tightly controlling the number of days a used vehicle remains in inventory by wholesaling aging vehicles.

      Parts and service sales revenue increased $0.4 million, or 6.6% from $6.1 million for the three months ended September 30, 2000, to $6.5million for the three months ended September 30, 2001. This is due in large part to the expansion of parts and service sales at Hometown's Baystate Lincoln Mercury and Toyota of Newburgh locations, supporting Hometown's emphasis on parts and service sales at retail. The increase was partially offset by the loss of revenue from the sale of the Morristown location.

      Finance, Insurance, Extended Service (F&I) and other dealership revenues increased $310,000 or 17.3% from $1.9 million for the three months ended September 30, 2000 to $2.2 million for the three months ended September 30, 2001, due in large part to the fact that a high percentage of pre-owned cars and trucks have financing arranged by the dealership. Hometown has established goals and objectives to increase F&I revenues and has supported those efforts with increased training and incentives. This ongoing support and focus continued into the third quarter.

      Gross Profit

      Total gross profit increased $0.4 million, or 4.3%, from $9.4 million for the three months ended September 30, 2000, to $9.8 million for the three months ended September 30, 2001.

      Gross profit on new vehicle sales declined by $0.3 million or 13.0%, to $2.0 million for the third quarter of 2001. This decline was attributable to a reduction in the number of units sold of 137 as well as a decrease of $145 in the average gross profit per vehicle. Gross profit on used vehicles sold at retail grew $244,000 or 13.7%. This was due to a decrease of $175 in gross profit per unit offset by an increase in units sold of 318 vehicles. This increase in unit sales is due in large part to Hometown's focus on used car and truck sales in general, and our increased focus on arranging financing for credit challenged customers. Gross profit on parts and service sales increased $281,000, or 8.2%, to $3.7 million for the quarter ended September 30, 2001. This gross profit increase is due in large part to the concentration on used cars, parts and service at all Hometown locations that was emphasized early on in 2001 and continues throughout this year. These types of sales have significantly higher margins than that of new cars and trucks.

      Amortization of Goodwill

      Goodwill amortization remained at a constant $176,000 for the quarter ended September 30, 2001.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses were essentially flat for the quarter at $8.8 million.

      Interest Income

      Since the refinancing of our floor plan loans on March 16, 2001, all excess cash is being invested in a money market fund and earning interest income. Under our prior financing arrangement, all excess cash was used to pay off the loan balance, and as a result no income was earned in the year 2000.

      Interest Expense

      Interest expense decreased $136,000 from $553,000 in the third quarter of 2000 to $417,000 in the third quarter of 2001. The decrease was primarily attributable to the lower rate on the floor plan loans resulting from the refinancing with Ford Motor Credit Corporation.

      Other Income (Expense)

      Other income increased $92,000 from income of $3,000 in the three months ended September 30, 2000 to income of $95,000 for the three months ended September 30, 2001.

      Provision (Benefit) for Income Tax

      The effective income tax rate was (25)% in the quarter ended September 30, 2000 and 34% in the same period of 2001. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. In particular, the third quarter of 2000 shows a tax provision on a pretax loss due to the effect of non-deductible expenses, mainly amortization of non-deductible goodwill.

      Earnings Per Share, Basic and Diluted

      See Note 3 to the Consolidated Financial Statements for a description of dilutive and potentially dilutive securities.

Nine months ended September 30, 2001 compared with nine months ended September 30, 2000

      Revenue

      Total revenues for nine months ended September 2001 decreased $11.4 million or 5.2%, to $207.2 million from $218.6 million due primarily to the sale of the under performing Morristown Lincoln Mercury store back to the manufacturer in January 2001. Total revenues excluding Morristown (same store) decreased $3.8 million or 1.8% from $210.8 million to $207 million for the same period.

      Revenue from the sale of new vehicles decreased $19.8 million, or 14.4% from $137.7 million for the nine months ended September 30, 2000 to $117.8 million for the same period this year. Revenue decreased due to a decrease in new units sold of 778 vehicles, while average revenue per vehicle was basically flat. The decline in units is attributable, in part, to the sale of Morristown Lincoln Mercury back to the manufacturer in January 2001. The sale of Morristown accounts for approximately $4.8 million of the decrease. In addition, all four of Hometown's remaining Lincoln Mercury stores experienced lower unit sales, offset somewhat by increases in new car and truck sales at Hometown's Toyota, Ford, and Chevrolet stores.

      Revenue from the sale of used vehicles at retail increased $5.4 million, or 10.9%, from $49.2 million for the nine months ended September 30, 2000, to $54.6 million for the nine months ended September 30, 2001. The increase consisted of an increase in average revenue per vehicle of $877 as well as an increase of used vehicles at retail of 153 units. This is due in part to Hometown's focus on increased sales of used cars and trucks for 2001. Revenue from the sale of used vehicles at wholesale rose $1.3 million, or 15.9%, from $8.3 million for the nine months ended September 30, 2000, to $9.7 million for the nine months ended

September 30, 2001. That change consisted of an increase in revenue per vehicle of $463 as well as an increase in sales of used vehicles at wholesale of 57 units. The number of used vehicles brought to auction has increased as Hometown continues to focus on inventory reduction. In addition trade-ins associated with used vehicle sales are typically older than trade-ins on new vehicles and are not up to retail standards and therefore immediately sent to auction.

      Parts and service sales revenue increased $1.2 million, or 7.2% from $17.8 million for the nine months ended September 30, 2000, to $19.1 million for the nine months ended September 30, 2001, due in large part to the increase of parts and service sales of Hometown's Baystate Lincoln Mercury and Toyota of Newburgh locations and an overall concentration on this higher margin profit center in light of anticipated lower new vehicles sales in 2001.

      Finance, Insurance, Extended Service (F&I) and other dealership revenues increased $464,000, or 8.5% from $5.5 million for the nine months ended September 30, 2000 to $6.0 million for the nine months ended September 30, 2001, due in large part to the fact that a high percentage of pre-owned cars and trucks have financing arranged by the dealership. With an increase in used car revenue, F&I sales would be expected to increase. In addition, Hometown has set goals and objectives in the F&I departments and has supported those efforts with increased training.

      Gross Profit

      Total gross profit increased $0.5 million, or 1.8%, from $28.3 million for the nine months ended September 30, 2000, to $28.8 million for the nine months ended September 30, 2001. Total gross margins increased to 13.9% from 12.9%. The increase was due in large part to increases in total unit sales at Hometown's Toyota, Ford, and Chevrolet stores offset somewhat by lower sales volume at its four Lincoln Mercury dealerships.

      Gross profit on new vehicles decreased $1.1 million, or 15.3%, from $7.2 million for the nine months ended September 30, 2000, compared to $6.1 million for the same period of 2001. Unit sales decreased by 778 vehicles, and gross profit per unit was reduced by $30.

      Gross profit on the sale of used vehicles at retail increased $0.5 million, or 8.8%, from $5.7 million for the first nine months of 2000 to $6.2 million for the same period of 2001. Unit sales increased by 153 units, and gross profit per unit increased by $84. Used car gross margins decreased from 11.5% to 11.4% for the same nine-month period.

      Gross profit on parts and service increased $0.5 million, or 5.0%, from $10.0 million for the nine months ended September 30, 2000, to $10.5 million for the nine months ended September 30, 2001. Hometown's same store parts and service sales increased $0.9 million or 9.2%. These increases are a result of the increases in Hometown's parts and service sales.

      Amortization of Goodwill

      Goodwill amortization increased to $529,000 for the nine months ended September 30, 2001 from $490,000 for the nine months ended September 30, 2000, reflecting the acquisition of International Auto, Hometown's new high line pre-owned car/truck center that Hometown tucked into its existing Wellesley, Massachusetts location.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased $0.9 million, or 3.4% from $26.4 million for the nine months ended September 30, 2000, to $25.5 million for the nine months ended September 30, 2001.

      The decrease was due to many factors: In early 2000, Hometown was in a transition from its outsourced finance team, including its CFO, to the now existing in house finance team. During this time there was an overlap of expenses. Hometown also was financing its inventory with GE Capital, and paid high monthly fees. Ford Credit, Hometown's current lender does not assess these fees. Another advantage of Ford Credit is its ability for the dealerships to have a much simpler cash management system-allowing Hometown to scale down the number of people in its corporate office. Hometown also recognized a loss of $345,000 on the sales of livery vehicles by Westwood Lincoln Mercury to Autotech leasing services during this period. Additionally, the closing of the Morristown store has reduced of general and administrative expenses by $485,000. These decreases were partially offset by increased commissions due to higher sales at the Newburgh dealership, and the profit sharing arrangement in place for the high end used car operation at Baystate Lincoln Mercury.

      Interest Income

      Since the refinancing of our floor plan loans on March 16, 2001, all excess cash is being invested in a money market fund and earning interest income. Under our prior financing arrangement, all excess cash was used to pay off the loan balance, and as a result no income was earned in the year 2000.

      Interest Expense

      Interest expense increased $108,000 from $1.6 million for the nine months ended September 30, 2000 to $1.7 for the nine months ended September 30, 2001. The increase was primarily attributable to lower manufacturer's assistance payments due to lower sales and purchases of new vehicles.

      Other Income (Expense)

      Other Income for the nine months ended September 30, 2001 increased $657,000 from an expense of $81,000 last year to income of $576,000 this year. The change consisted primarily of increased incentive payments resulting from Blue Oval certification from Ford (for Family Ford) and LPE certification from Lincoln Mercury (for Baystate, Shaker's and Westwood Lincoln Mercury). Also included is the gain from the sale of the Morristown dealership of $254,000.

      Provision (Benefit) for Income Tax

      The effective income tax rate was 7% in the nine months ended September 30, 2000 and 28% in the nine months ended September 30, 2001. The rate for September, 2000 was low because of state taxes due from profitable dealerships offsetting the Federal tax benefit, as well as non-deductible expenses such as goodwill amortization. The 2001 rate was affected by the reversal of the deferred tax liability that was recorded with the investment in CarDay Inc.

      Earnings (Loss) Per Share, Basic and Diluted

      See Note 3 to the Consolidated Financial Statements for a description of dilutive and potentially dilutive securities.

Weighted Average Shares

      The basic weighted average shares outstanding for the nine months ended Sept. 30, 2001 and 2000 are 6,396,151 shares and 5,994,816 shares, respectively. Fully diluted shares outstanding were 7,132,917 and 6,334,689 respectively, at those dates.

Cyclicality

      Hometown's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect Hometown's business, Hometown believes that the impact on its operations of future negative trends in such factors will be somewhat mitigated by its: (i) strong parts, service and collision repair services; (ii) variable cost salary structure; (iii) geographic regional focus; and (iv) product diversity.

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

Effect of Inflation

      Inflation did not have a significant effect on the results of operations.

Liquidity and Capital Resources

      The principal sources of liquidity include cash on hand, cash from operations, and floor plan financing.

      Cash and Cash Equivalents

      Total cash and cash equivalents at September 30, 2001 and December 31, 2000, were $4.1 million and $0.6 million, respectively, for an increase of $3.5 million in cash and cash equivalents. Operating activities provided $2.3 million in cash. The sale of the Morristown dealership added $0.7 million. Capital expenditures for property and equipment totaled $0.2 million and cash of $0.3 million was used for principal payments on long-term debt. $1.0 million was raised in a private equity financing by issuing capital stock.

      Receivables

      Hometown had $6.9 million in accounts receivable at September 30, 2001 compared to $6.1 million at December 31, 2000. The majority of those receivables are contracts-in-transit from companies that provide or secure financing for customer purchases. The higher receivable amounts reflect the higher sales activity normally expected in September versus December.

      Floor Plan Financing

      On March 16, 2001, Hometown completed a refinancing of its revolving line of credit with GE Capital Corporation to a traditional floor plan line of credit at each dealership with Ford Motor Credit Corporation. The new floor plan loans carry an interest rate of prime less 75 basis points for new vehicles and prime less 50 basis points for used vehicles. Interest expense on floor plan notes payable, before manufacturers' interest assistance, totaled approximately $2.4 million for the nine months ended September 30, 2001. Manufacturer interest assistance, which is recorded as a reduction of net interest expense, totaled $1.5 million for the same period, leaving net floor plan interest for the nine months of $0.9 million.

Disposal of Business Unit

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first six months of 2001, Hometown received the purchase price plus $40,000 for parts returned, and paid out a broker's commission of $35,000. Included in accounts receivable is $6,000 due for additional parts returned. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

Private Equity Financing

      In July 2001, Hometown raised $974,996 through the sale of Units at $2.00 per Unit pursuant to a subscription agreement entered into on July 19, 2001 between Hometown and 10 accredited investors, including two officers and directors, one other officer and one other director, of Hometown. Each Unit consists of two shares of Class A Common Stock of Hometown plus a warrant to purchase one additional share at an exercise price of $1.20 per share, exercisable within a three year period. The purchasers were:

Accredited Investor       # of Units Purchased             # of Shares Issued

Corey Shaker(1)(2)                35,714                           71,428
Steven Shaker(2)                  35,714                           71,428
Janet Shaker                      35,714                           71,428
Richard Shaker                    35,714                           71,428
Joseph Shaker(1)                  35,714                           71,428
Edward Shaker                     35,714                           71,428
Edward D. Shaker                  35,714                           71,428
William C. Muller Trust          100,000                          200,000
William Muller, Jr.(1)(2)        100,000                          200,000
Paul Yamin                        37,500                           75,000

----------
(1) Director of Hometown; and
(2) Officer of Hometown.

Contingencies and Commitments

      Legal Proceedings

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, directors and formerly executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, in an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief. Subsequently, on or about April 19, 2001, the Vergopias filed an amended complaint alleging interference with their right to participate in Hometown's group health insurance plan pursuant to the Consolidated Budget Reconciliation Act (COBRA) health benefit provisions.

      Hometown and the other defendants retained litigation counsel to represent them in this action and served answers to the initial and the amended complaints denying liability and asserting affirmative defenses, and are currently engaged in pre-trial discovery with the Vergopias. In addition, Hometown also asserted counterclaims for breach of contract and fiduciary duty against each of Salvatore and Edward Vergopia. Subsequently, on or about June 26, 2001, the Vergopias withdrew their application to the court for the reinstatement of Salvatore A. Vergopia and Edward A. Vergopia to their former executive positions at Hometown. In return, Salvatore A. Vergopia and Edward A. Vergopia were included on an expanded slate of directors submitted in Hometown's stockholders at the 2001 Annual Meeting of Stockholders, and were re-elected as directors by vote of Hometown's Class B Stockholders.

      Hometown believes that the Vergopias commenced this action in response to the dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with

Hometown. Hometown believes that they have meritorious defenses and intend to vigorously defend this action, and that the eventual outcome of the case will not have a material adverse effect on its consolidated financial position or results of operations.

      On occasion, Hometown may be a defendant in lawsuits arising from normal business activities. Hometown reviews pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on its consolidated financial position or results of operations.

Subsequent Events:

      On October 18, 2001, CarDay Inc. ceased operations. CarDay Inc. began operations in 1999 as an 82% owned subsidiary of Hometown. For the year ended December 31, 1999, the assets, liabilities and results of operations of CarDay Inc. were included in Hometown's financial statements. In January 2000, CarDay Inc. obtained $25 million in financing from a group of institutional investors. The result of this financing was to reduce Hometown's ownership from 82% to 10.7%. Subsequently, Hometown did not reflect the assets, liabilities and results of operations of CarDay Inc. in its financial statements because ownership had been reduced to an amount below 20%. Hometown recorded the increase in value of the investment, net of a deferred tax liability, as an increase in Additional Paid-In Capital.

      As a result of CarDay Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired. The entire investment in CarDay Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 has been charged to income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the quarter by $2,083,000 and reducing Earning per share, fully diluted, for the quarter by $.29. Excluding the charge net income was $278,000 or $.04 per share fully diluted for the three months and $978,000 or $.14 per share fully diluted for the nine months. The charge does not affect cash, cash flow from operations, or liquidity and capital resources.

New Accounting Pronouncements

      In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142, among other things, eliminates the need to amortize goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective for Hometown beginning January 1, 2002 and have certain transition rules that require it to obtain appraisals of certain of its operating units, which must be completed within six months from adoption. Hometown is currently evaluating the impact of these pronouncements.

Forward Looking Statement

      When used in the Quarterly Report on Form 10Q, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Hometown's future plans of operations, business strategy, results of operations and financial condition. Hometown wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of Hometown to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Hometown's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). Hometown disclaims any intent or obligation to update such forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

Changes in Securities Recent Sales of Unregistered Securities.

      In July 2001, Hometown raised $974,996 through the sale of Units at $2.00 per Unit pursuant to a subscription agreement entered into on July 19, 2001 between Hometown and 10 accredited investors, including two officers and directors, one other officer and one other director, of Hometown. Each Unit consists of two shares of Class A Common Stock of Hometown plus a warrant to purchase one additional share at an exercise price of $1.20 per share, exercisable within a three year period. The warrants expire in July 2006 and have anti-dilution protection against capital changes. The sale of the Units was exempt from registration under the Securities Act of 1933, as amended pursuant to the exemption afforded under Section 4(2) or 4(6) of such Act. (For further detail please refer to -"Management Discussion and Analysis" - "Private Equity Financing")

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

      None.

b.    Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Hometown Auto Retailers, Inc.


November 8, 2001                        By: /s/ Corey E. Shaker
----------------                        ----------------------------------------
Date                                    Corey E. Shaker, President and Chief
                                        Executive Officer


November 8, 2001                        By: /s/ John J. Stavola
----------------                        ----------------------------------------
Date                                    John J. Stavola, Acting Chief Financial
                                        Officer