Form 10-K
period 2001-12-31
HOMETOWN AUTO RETAILERS INC
filed 2002-05-24
CIK 1061117

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

                   For the fiscal year ended December 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 10, 2002 was approximately $2,832,412.

      The number of shares outstanding of the registrant's Class A and Class B Common Stock, $.001 par value, as of May 10, 2002 was 7,175,105 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          HOMETOWN AUTO RETAILERS, INC.

                             Form 10-K Annual Report
                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
PART I
   Item 1.   Business..............................................................................................       3
   Item 2.   Properties............................................................................................      16
   Item 3.   Legal Proceedings.....................................................................................      18
   Item 4.   Submission of Matters to a Vote of Security Holders...................................................      18

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................................      19
   Item 6.   Selected Financial Data...............................................................................      20
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................      21
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................      34
   Item 8.   Financial Statements and Supplementary Data...........................................................      34
   Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.................      34

PART III
   Item 10.  Directors and Executive Officers of the Registrant....................................................      35
   Item 11.  Executive Compensation................................................................................      38
   Item 12.  Security Ownership of Certain Beneficial Owners and Management. ......................................      45
   Item 13.  Certain Relationships and Related Transactions........................................................      48

                      FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hometown to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Hometown's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Hometown. Although Hometown believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Hometown or any other person that the objectives and plans of Hometown will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Certain Factors That May Affect Future Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. BUSINESS

      Hometown was founded by merger, on June 27, 1997, between Dealerco, Inc., a New York Corporation, organized on March 10, 1997 and Hometown Auto Retailers, Inc., a Delaware corporation, organized on June 6, 1997. Until the closing of its initial public offering on July 31, 1998, Hometown conducted no operations under its own name and all revenues were generated by its predecessor companies, which consists of three corporations (the Core Operating Companies). On July 31, 1998, Hometown acquired three dealerships, and the Core Operating Companies, which operate six dealerships, a collision repair center and a factory authorized freestanding service center. In 1999, Hometown also acquired a freestanding Lincoln Mercury and Toyota dealerships and added both a Mazda and a Jeep dealership to existing locations. In 2000, Hometown acquired a high-end used car operation, which was added to its Massachusetts location. In 2001, Hometown sold its Morristown, NJ dealership, Lincoln Mercury franchise back to Lincoln Mercury.

General

      The Company sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. The Company's dealerships offer 12 American and Asian automotive brands, including Chevrolet, Chrysler, Dodge, Ford, Isuzu, Jeep, Lincoln, Mercury, Oldsmobile, Mazda, Daewoo, and Toyota. The Company also is active in two "niche" areas of the automotive market, the sale of Lincoln town cars and limousines to livery car and livery fleet operators and the maintenance and light repair of cars and trucks at a Ford and Lincoln Mercury factory authorized free-standing service center.

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

Operating Strategy

      Hometown will seek to consolidate operations and increase the profitability of its existing dealerships by using a strategy that combines its "best in class" operating practices with the advantages of its established customer base, local presence and name recognition. Each of the Company's dealerships will use a core operating strategy specifically designed to produce a high "shop absorption rate," a high rate of service retention and a high ratio of retail used to new car sales, all in order to maximize profitability and provide insulation from the cyclical nature of new car sales. "Shop absorption rate" is the percentage of a dealerships fixed expenses that are covered or absorbed by the gross profit of the parts and service departments.

      The Company believes that the following factors, coupled with its established organizational structure, will help it achieve its operating strategy:

      o Strong Regional Focus. The Company's ten franchised dealerships are located in New Jersey, New York, Connecticut, Massachusetts and Vermont. The Company believes that proximity of its dealerships to one another will contribute to ease of management, more effective control of dealership operations, increased sales from coordinated marketing of new cars, used cars and livery vehicles and cost savings from coordinated auction purchasing, car transport and other activities.

      o Established Customer Base. The Company believes that its existing dealerships have good local reputations and have strong local name recognition. Through "owner-loyalty" and similar programs, the Company believes it has established a customer base that looks to its existing "hometown" dealership as its first choice in buying replacement vehicles. See "Dealership Operations - Parts and Service" for a description of "owner-loyalty program".

      o Experienced Management. Hometown's management is comprised of second and third generation members of dealer families who have been leaders in the automotive retailing industry. The executive officers and key managers of the Company have over 200 years of combined experience in the automotive retailing industry and are members of families who have owned dealerships since 1947. They are recognized leaders in the automotive retailing industry and have served at various times in leadership positions in state and national industry organizations. The Company has also received numerous awards based on high customer satisfaction index ("CSI") ratings and other performance measures regularly compiled and monitored by the automobile Manufacturers. See "Management-Directors and Officers" for additional information as to the numerous Manufacturer awards and citations earned by Hometown's senior management and dealerships in recent years.

      o     Focus on Higher Margin Operations

            o Parts and Service. Hometown's dealerships emphasize sales of parts and service, which typically have a higher profit margin than vehicle sales. As part of their emphasis Hometown operates "Lincoln Mercury Autocare" a freestanding neighborhood service center for the maintenance and light repair of cars and trucks which operates during extended hours, provides comfortable customer waiting areas and quickly services vehicles without prior appointment. It is also, through its Westwood subsidiary, a major seller of Lincoln Town Cars and limousines to livery car and livery fleet operators. These sales tend to generate significant maintenance and repair business since the primary concern of livery operators is keeping their cars in use and on the road for a maximum number of hours per day.

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

      o Brand Diversity. Hometown's dealerships offer 12 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Isuzu, Jeep, Lincoln, Mercury, Oldsmobile, Mazda, Daewoo, and Toyota. The Company believes that brand diversity helps to insulate it from changes in consumer preferences, short supplies of particular automotive models and negative publicity concerning a particular Manufacturer or vehicle model.

      o Centralized Financing and Administrative Functions. The Company believes that it has been able to generate cost savings by centrally financing its new and used car inventories through Ford Motor Credit on March 16th 2001. Additional cost savings have been achieved by consolidating the Connecticut office operations for three dealerships to one location. Hometown intends to continue this consolidation process for all its dealerships where possible.

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

Dealership Operations

      The Company's established operating practices and procedures, including the management and pricing of inventories of new and used vehicles, are regularly reviewed and updated by the Chief Executive Officer and members of the Company's operating committee. Each of the Company's dealerships use a management structure that promotes and rewards the achievement of benchmarks set by senior management. Each local general manager of a Hometown dealership is ultimately responsible for the operation, personnel and financial performance of that dealership. Each general manager is complemented with a management team generally consisting of a new vehicle sales manager, a used vehicle sales manager, service and parts managers and finance and insurance ("F&I") managers. The general manager and the other members of each dealership management team, as long-time members of their local communities, are typically best able to judge how to conduct day-to-day operations based on the team's experience in and familiarity with its local market. Certain members of the Company's senior management also serve as general managers of particular dealerships.

      Each dealership engages in a number of inter-related businesses: new vehicle sales; used vehicle sales; service and parts operations; and F&I.

      New Vehicle Sales. Hometown's dealerships represent 12 American and Asian brands of lower, mid and higher priced sport and family cars and light trucks, including sport utility vehicles. The Company believes that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one Manufacturer and reduces its exposure to supply problems and product cycles. The following table sets forth for 2000 and 2001, certain information relating to the brands of new vehicles sold at retail by the Company:

                         For the Year Ended December 31,
                                 2000 and 2001

                                              2000                  2001
                                              ----                  ----

         BRANDS                      Number   Percentage    Number    Percentage
         ------                      ------   ----------    ------    ----------

         LINCOLN/MERCURY ........    2,404        35.7%     1,517        24.3%
         TOYOTA .................    2,476        36.8%     2,857        45.9%
         FORD ...................      626         9.3%       671        10.8%
         DODGE ..................      251         3.7%       142         2.3%
         JEEP ...................      273         4.1%       289         4.6%
         CHEVROLET ..............      245         3.6%       337         5.4%
         OLDSMOBILE .............       36         0.5%        36         0.6%
         PLYMOUTH ...............       35         0.5%        26         0.4%
         CHRYSLER ...............      112         1.7%       156         2.5%
         ISUZU ..................       40         0.6%        24         0.4%
         MAZDA ..................      117         1.7%       146         2.3%
         DAEWOO .................      105         1.6%        29         0.5%
         OTHER ..................       11         0.2%         0         0.0%
                                     -----       -----      -----       -----
         Total ..................    6,731       100.0%     6,230       100.0%
                                     =====       =====      =====       =====

      Hometown's new vehicle unit sales include lease transactions. New vehicle leases generally have short terms, which tend to bring the consumer back to the market sooner than if the purchase were debt financed. In addition, leases provide a steady source of late-model, off-lease vehicles for used vehicle inventory. Leased vehicles generally remain under factory warranty for the term of the lease, which allows the dealerships to provide repair service to the lessee throughout the lease term.

      Hometown seeks to provide customer-oriented service designed to meet the needs of its customers and establish lasting relationships that will result in repeat and referral business. For example, the Company intends to implement the strategy of the Core Operating Companies by: (i) engaging in extensive follow-up after a sale in order to develop long-term relationships with its customers;
(ii) training its sales staffs to be able to meet customer needs; (iii) employing more efficient, non-confrontational selling systems; and (iv) using computer technology that decreases the time necessary to purchase a vehicle. The Company believes that its ability to share "best practices" among its dealerships gives it an advantage over smaller dealerships.

      Hometown acquires substantially all of its new vehicle inventory from Manufacturers of the vehicle brands it sells. The Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. The Company finances its inventory purchases through revolving credit arrangements known in the industry as "floor plan" financing.

      Used Vehicle Sales. The Company sells used vehicles at each of its franchised dealerships. Sales of used vehicles have become an increasingly significant source of profit for dealerships. Consumer demand for used vehicles has increased as prices of new vehicles have risen and as more high quality used vehicles have become available. Furthermore, used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. The Company intends to emphasize used vehicle sales by maintaining a high quality inventory, providing competitive prices and arranging extended service contracts for its used vehicles and continuing to promote used vehicle sales. The Company will also certify that its used cars meet specified testing and quality standards.

      The following table shows actual vehicle sales by the Company from 1998 through 2001 and the pro forma combined vehicle sales by the predecessor Core Operating Companies in 1997:

                                         Number of Used and New Vehicles Sold
                                         ------------------------------------
                                       1997    1998     1999     2000      2001
                                     ------   ------   ------   ------   ------
Used Vehicles - Retail..........      4,725    3,995    4,790    4,549    4,874
Used Vehicles - Wholesale.......      4,154    3,794    3,319    3,208    3,105
New Vehicles....................      5,431    5,150    6,892    6,731    6,230
                                     ------   ------   ------   ------   ------

        Total Sales.............     14,310   12,939   15,001   14,488   14,209

      Sales of used vehicles are dependent on the ability of the dealerships to obtain a supply of high quality used vehicles and effectively manage that inventory. New vehicle operations provide a supply of such vehicles through trade-ins and off-lease vehicles. Hometown supplements its used vehicle inventory with used vehicles purchased at auctions where manufacturers re-market lease return, rental buy back and manufacturer demonstration cars. To maintain a broad selection of high quality used vehicles and to meet local preferences, the Company acquires used vehicles from trade-ins and a variety of sources throughout the Northeast, including direct purchases and manufacturers' and independent auctions.

      Hometown follows an inventory management strategy pursuant to which used vehicles are offered at progressively lower gross profit margins the longer they stay in inventory and if not sold at retail by the end of 10 weeks are sold to another dealer or sold at auction. Unsold, excess or unsuitable vehicles received as trade-ins are sold at auctions or sold directly to other dealers and wholesalers. Trade-ins may be transferred among Hometown dealerships to provide balanced inventories of used vehicles at each location.

      Hometown has taken steps to build customer confidence in its used vehicle inventory, including participation in the Manufacturers' certification processes to make used vehicles eligible for new vehicle benefits such as new vehicle finance rates and extended Manufacturer warranties.

      Hometown believes that franchised dealership strengths in offering used vehicles include: (i) access on new vehicle purchase to trade-ins which are typically lower mileage and higher quality relative to trade-ins on used car purchases, (ii) access to late-model, low mileage off-lease vehicles, rental returns and Manufacturer demos, and (iii) the availability of Manufacturer certification and extended Manufacturer warranties for higher quality used vehicles. The Company believes that a well-managed used vehicle operation at each location affords it an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers, (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins, (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle, and (iv) increase ancillary product sales, particularly F&I, to improve overall profitability. Hometown also maintains a "virtual" used car lot through its web site "htauto.com". Customers can see digital images of most of Hometown's pre-owned inventory, updated weekly, at all their locations. In addition, sales people and managers can search other Hometown locations to fulfill customer needs for used cars or trucks not at the specific location that a customer may be in. This potentially eliminates many customers from leaving one Hometown location without seeing what they need.

      Parts and Service. The Company regards service and repair activities as an integral part of its overall approach to customer service, providing an opportunity to foster ongoing relationships with its customers and deepen customer loyalty. Hometown provides parts and service at each of its franchised dealerships for the vehicle brands sold by these dealerships. Maintenance and repair services are provided at 10 locations, one factory authorized neighborhood service center and one collision repair center (included in one of the 10 dealerships), using approximately 100 service bays. Hometown provides both warranty and non-warranty service work.

      The Company implemented an "owner loyalty program" to encourage customers to return to the dealership for all maintenance and light repair work. The program provides customers with information as to recommended intervals of service and details all charges for a wide range of maintenance activities and expected replacements at such intervals. Customers who maintain their vehicles in accordance with the owner loyalty program recommendations receive various items of maintenance, such as oil changes, loaner vehicles, certain scheduled maintenance, wiper blades, spark plugs and towing without charge and also receive specified rebates against new or used vehicle purchases for money spent in Hometown's service departments. The owner loyalty program is designed to combat the recent trend for increasing percentages of repair and maintenance work to be performed at service stations and other independent repair shops, chains of specialized repair, maintenance and part replacement shops, such as muffler shops, brake shops, and tire shops. Manufacturers' policies that require warranty work to be performed at franchised dealerships support the Company's strategy of retaining maintenance and light repair work.

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

      Finance, Insurance and Other Revenue. Hometown dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on F&I and offer advanced F&I training to their F&I managers. During 2001, Hometown arranged financing for approximately 61.8% of new and used vehicles sold at retail to its customers. Typically, the dealerships forward proposed financing contracts to finance companies owned and operated by the Manufacturers or to selected commercial banks or other financing parties. The dealerships receive a finance fee from the lender for arranging the financing and may be assessed a charge-back against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, including early repayment or default. However, under existing agreements no charge-backs are permitted after 90, or in some cases 120, days except for certain sales to livery car operations. In addition, Hometown has guaranteed certain automobile financing loans made by financial institutions to its livery customers for the purchase of new and used limousines. At December 31, 2001 contingent liability on these guarantees to Ford Motor Credit Co. and another financial institution aggregated $746,000. The collectability of such loans to customers in the livery business can be adversely affected by a decline in economic conditions. The Company has established reserves for potential liability arising from such guarantees, based on available historical information.

      At the time of a new vehicle sale, the Company offers extended service contracts to supplement the Manufacturer's warranty. Additionally, the Company sells primary service contracts for used vehicles, as well as service contracts of third party vendors.

      The Company also offers three types of insurance to customers: (i) credit life insurance pays off the remaining balance of the vehicle loan upon the death of the insured, (ii) disability insurance makes the monthly loan payments on behalf of the insured during a period of disability and (iii) gap insurance ensures that the loan is paid in full if the vehicle becomes totally inoperable due to an accident. The Company's dealerships typically receive one-half of the premiums as a commission for selling these products. Insurance revenues for the year ended December 31, 2001 were less than 2% of total Finance, Insurance and Other Revenues.

Seasonality

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Franchise Agreements

      Each Hometown dealership operates pursuant to a franchise agreement between the applicable Manufacturer and the dealership. The typical automotive franchise agreement specifies the locations at which the dealer has the right and the obligation to sell motor vehicles and related parts and products and to perform certain approved services in order to serve a specified market area. The designation of such areas and the allocation of new vehicles among dealerships are subject to the discretion of the manufacturer which generally does not guarantee exclusivity within a specified territory. However, most states have laws protecting dealership territories. In addition, a franchise agreement may impose requirements on the dealer concerning such matters as showrooms, facilities and equipment for servicing vehicles, maintenance of inventories of vehicles and parts, maintenance of minimum net working capital and training of personnel. Compliance with each of these requirements is closely monitored by the Manufacturer. In addition, Manufacturers require each dealership to submit a financial statement of operations on a monthly and annual basis. The franchise agreement also grants the dealer the non-exclusive right to use and display the Manufacturer's trademarks, service marks and design in the form and manner approved by the Manufacturer.

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

      Under New Jersey, New York, Connecticut, Massachusetts and Vermont law, the Company must obtain a license in order to establish, operate or relocate a dealership or provide certain automotive repair services. These laws also regulate the Company's conduct of business, including its advertising and sales practices. Other states may have similar requirements.

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

      Hometown's business also involves the use of aboveground and underground storage tanks. Under applicable laws and regulations, the Company is responsible for the proper use, maintenance and abandonment of regulated storage tanks owned or operated by it and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks. In addition to these regulated tanks, the Company owns and operates other underground and aboveground devices or containers (e.g. automotive lifts and service pits) that may not be classified as regulated tanks, but which are capable of releasing stored materials into the environment, thereby potentially obligating the Company to remediate any contamination of soils or groundwater resulting from such releases.

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

Employees

      As of December 31, 2001, the Company employed 445 people, of whom approximately 85 were employed in managerial positions, 93 were employed in non-managerial sales positions, 201 were employed in non-managerial parts and service positions and 66 were employed in administrative support positions.

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

               CERTAIN FACTORS THAT MAY AFFECT GROWTH AND PROFITS

      The following factors may affect the growth or profits of the Company and should be considered by any prospective purchaser of the Company's securities:

A Decrease In Consumer Demand For Our New Vehicle Lines Or The Failure Of Its Manufacturer Could Adversely Affect The Results Of Our Operations.

      Our business is significantly dependent upon the sale of new vehicles from Ford Motors, Toyota Motors and Daimler Chrysler. For the year ended December 31, 2001, Toyota Motor, Ford Motor and Chrysler accounted for 45.9%, 35.1% and 9.8% of our new vehicle sales, respectively. New vehicle sales generate the majority of our gross revenue and lead to sales of higher-margin products and services such as, used vehicle sales, finance and insurance products and repair and maintenance services. In addition, the success of each of our franchises is also dependent to a great extent on the success of the respective manufacturer, including its financial condition, marketing, vehicle demand, production capabilities and management. If one or more of these manufacturers were to suffer from labor strikes, negative publicity, including safety recalls of a particular vehicle model, or a decrease in consumer demand for its products, our results of operations could be materially and adversely affected.

The Failure To Meet Manufacturers' Customer Satisfaction Requirements Could Limit Our Ability To Acquire Additional Dealerships And Participate In Manufacturers' Incentive Programs.

      Many manufacturers attempt to measure customers' satisfaction with automobile dealerships through a CSI, or customer satisfaction index, rating system. These manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and participation by a dealership in incentive programs. Additionally, from time to time, the components of the various manufacturer CSI scores have been modified and there is no assurance that such components will not be further modified or replaced by different systems in the future, which will make it more difficult for our key dealerships to meet such standards. If our dealerships fail to meet or exceed their manufacturers' CSI standards, those manufacturers may prohibit us from acquiring additional dealerships and or participating in incentive programs which could have a material adverse effect on our business.

If Automobile Manufacturers Discontinue Incentive Programs, Our Sales Volume or Profit Margin Could Be Materially and Adversely Affected.

      We depend on manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support new vehicle sales. Manufacturers often make many changes to their incentive programs during each year. Some key incentive programs include:

      o     customer rebates on new vehicles;
      o     dealer incentives on new vehicles;
      o     special financing or leasing terms;
      o     warranties on new and used vehicles; and
      o     sponsorship of used vehicle sales by authorized new vehicle dealers.
      o A reduction or discontinuation of our key manufacturers' incentive programs may materially and adversely affect our revenues or profitability.

We May Not Be Able To Retain Key Existing Employees Or Attract And Retain Qualified Employees.

      Our success depends to a large extent upon the abilities and continued efforts of its senior executive officers and key managers including Corey Shaker, William C. Muller Jr., Joseph Shaker and Steven Shaker and on our ability to attract and retain qualified employees to operate our dealerships. If any of these persons becomes unavailable to continue in such capacity, or if Hometown were unable to attract and retain other qualified employees, its business or prospects could be adversely affected.

The Reporting Of Our Profitability Could Be Materially And Adversely Affected If It Is Determined That The Book Value Of Goodwill Is Higher Than Fair Value.

      Our balance sheet at December 31, 2001 includes an amount designated as "goodwill" that represents 29.0% of assets and 86.4% of stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Under a newly issued accounting pronouncement, Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", beginning in January 2002, the amortization of goodwill has been replaced with an "impairment test" which requires that we compare the fair value of goodwill to its book value at least annually and more frequently if circumstances indicate a possible impairment. If we determine that the book value of goodwill is higher than fair value then the difference must be written-off, which could materially and adversely affect the reporting of our profitability.

Hometown is currently evaluating the impact of SFAS 142 on its consolidated financial statements and believes that, if the current market price of the Company's common stock is indicative of fair value, the majority of its goodwill may be impaired as of the initial adoption of this statement.

Continued Losses May Threaten The Viability Of Our Business.

      We had a net loss of $2.1 million for the year ended December 31, 2001 compared to a net loss of $3.8 million for the year ended December 31, 2000, an improvement of $1.7 million or 44.7%. If we continue to sustain significant losses in the future, our business could be materially and adversely affected and the value of our common stock will likely decline or become worthless.

Our Limited Cash And Working Capital Could Have An Adverse Affect On Our
Business.

      At December 31, 2001, our total cash and cash equivalents was approximately $4.4 million and our working capital was approximately $4.1 million. In addition, we are obligated to invest $1 million for real property improvements at our Framingham, Massachusetts, dealership. If we sustain net losses in 2002 or subsequent years, as we sustained in 2001, then we may have insufficient working capital to maintain our current level of operations, provide for unexpected contingencies or finance the real property improvements required at our Framingham dealership. In such event, we will need to seek additional capital from public or private equity or debt funding sources and we may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which could have an adverse affect on our business.

The Cyclical Nature of Automobile Sales May Adversely Affect Our Profitability.

      Sales of motor vehicles, particularly new vehicles, historically have been subject to substantial cyclical variation characterized by oversupply and weak demand. We believe that the industry is affected by many factors, including general economic conditions, consumer confidence, the level of personal discretionary spending, interest rates and credit availability. There can be no assurance that the industry will not experience sustained periods of decline in vehicle sales, particularly new vehicle sales, in the future. Any such decline could have a material adverse affect on our business.

Governmental Restrictions On Imported Products Could Impair Our Ability To Sell Foreign Vehicles Profitably.

      A portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations will be subject to customary risks of importing merchandise, including fluctuations in the value of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and economic conditions in foreign countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which could affect our operations and our ability to purchase imported vehicles and/or parts.

The Concentration of Voting Power Could Prevent Our Class A Common Stockholders From Having Any Voice In Our Corporate Affairs.

     The holders of our Class B common stock are entitled to ten votes for each share held, while holders of our Class A common stock, are entitled to one vote per share held. Consequently, the holders of the Class B common stock, who also own approximately 44% of our outstanding common stock of all classes, will control approximately 89% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. In addition, the holders of the Class B common stock have entered into a stockholders' agreement obligating them, for a five-year period, to vote for two designees of each of the three founding dealership groups, as directors on our Board of Directors. Those designees are now, Salvatore A. Vergopia, Joseph Shaker, William C. Muller Jr., Corey Shaker, Edward A. Vergopia and H. Dennis Lauzon. Our executive officers and directors control approximately 57% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. Accordingly, absent a significant increase in the number of shares of Class A common stock outstanding or conversion of Class B common stock into Class A common stock, the holders of shares of Class B common stock will be entitled, for the foreseeable future, to elect all members of the Board of Directors and control all matters subject to stockholder approval.

Regulations Affecting Low Price Securities Could Impair The Liquidity Of Our Class A Common Stock.

      The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on The Nasdaq Stock Market. Equity securities trading on the NASD "OTC Bulletin Board" are subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Since February 2001 our Class A common stock has been trading on the

NASD OTC Bulletin Board, as a penny stock, and therefore is subject to these additional rules. As such, these penny stock rules may restrict the ability of stockholders to sell our Class A common stock. Consequently, the liquidity of our Class A common stock could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of Hometown, and lower prices for our securities than might otherwise be obtained.

ITEM 2. PROPERTIES

      Set forth in the table below is certain information relating to the properties that the Company uses in its business.

Occupant/Trade Name           Location                      Use                             Lease/Own
-------------------           --------                      ---                             ---------
Shaker's                831 Straits Turnpike      New and used car sales;         Lease expires in 2013; $240,000
   Lincoln              Watertown, CT             service; F & I                  per year with CPI increases in
   Mercury              06795                                                     2004 and 2009

Lincoln                 1189 New Haven Rd.        Service                         Owned by dealership
   Mercury              Naugatuck, CT
   Autocare             06770

Family Ford             1200 Wolcott Street       New and used car sales;         Lease expires in 2013; $240,000
                        Waterbury, CT             service; F & I                  per year with CPI increases in
                        06705                                                     2004 and 2009

Shaker's Jeep           1311 South Main St.       New and used car sales;         Lease expires in 2013; $72,000
   Eagle                Waterbury, CT             service; F & I                  per year with CPI increases in
                        06706                                                     2004 and 2009

Westwood                55 Kinderkamack Rd.       New and used car sales;         Lease expires in 2013; $360,000
   Lincoln              Emerson, NJ               service; F & I; livery sales    per year with CPI increases in
   Mercury              07630                                                     2004 and 2009

Muller Toyota           Route 31 and Van          New and used car sales;         Lease expires in 2013; $360,000
                        Sickles Rd. Clinton,      service; F & I                  per year with CPI increases in
                        NJ 08809                                                  2004 and 2009. Hometown
                                                                                  guarantees mortgage debt
                                                                                  associated with this lease. The
                                                                                  lease is treated as a capital
                                                                                  lease.

Muller                  Route 173 and             New and used car sales;         Lease expires in 2013; $396,000
   Chevrolet,           Voorhees Rd.              service; F & I                  per year with CPI increases in
   Oldsmobile,          Stewartsville, NJ                                         2004 and 2009. Hometown
   Isuzu                08865                                                     guarantees mortgage debt
                                                                                  associated with this lease. The
                                                                                  lease is treated as a capital
                                                                                  lease.

Wellesley               965 Worcester Road        New and User car sales;         Lease expires 12/22/08 at
   Lincoln              Wellesley, MA             service; F&I                    $216,000 per year, one five year
   Mercury              02181                                                     renewal option at the same rent;
                                                                                  and option to purchase at the
                                                                                  end of term or end of extension
                                                                                  term at the then fair market
                                                                                  value.

Bay State               571 Worcester Road        New and used car sales;         Owned facility
   Lincoln              Framingham, MA            service; F & I
   Mercury              01701

Brattleboro             Route 5, Putney Rd.       New and used car sales;         Lease expires 4/28/03 at
   Chrysler             N. Brattleboro, VT        service; F & I                  $240,000 per year; one five-year
   Plymouth             05304                                                     renewal option at the same rent
   Dodge                                                                          plus CPI adjustment, and option
   Sales;                                                                         to purchase at fair market value
                                                                                  of not less than $1.5 million.

Morristown              115 Spring St.            New and used car sales;         Dealership sold in January,
   Auto Sales,          Morristown, NJ            service; F & I                  2001. Lease was assumed by third
   Inc.                 07960                                                     party in April, 2001.

Autos of                2934 Rte 9 W              New and used car sales;         Owned facility
   Newburgh,            New Windsor, NY           service; F & I
   Inc. d/b/a           12553
   Toyota of
   Newburgh

Leases

      The Company has leased from various affiliates the premises occupied by certain of its dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent for the five-year periods commencing January 1, 2004 and 2009. Hometown believes that each lease was at their fair market value at inception.

Shaker Group. The Company leases, for an initial annual base rental of $240,000, the premises occupied by its Lincoln Mercury dealership in Watertown, Connecticut, and for an initial base rental of $240,000 and $72,000 respectively, the premises occupied by the Family Ford and Shaker Jeep/Eagle dealerships in Waterbury, Connecticut from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Corey Shaker is President and a director and principal stockholder of the Company. Steven Shaker is Regional Vice President-North Division and a principal stockholder of the Company. Joseph Shaker is a director and a principal stockholder of the Company. Janet Shaker is a principal stockholder of the Company.

Muller Group. The Company leases, for an initial annual base rental of $360,000 and $396,000 respectively the premises occupied by its Toyota ("Toyota") dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile/Isuzu ("Chevy") dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President-South Division, director and a principal stockholder of the

Company. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of the Company. As of December 31, 2001 the mortgage debt balance is $5.2 million. The Company makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

Westwood. The Company leases, for an initial annual base rental of $360,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is a director and a principal stockholder of the Company.

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

      We have retained litigation counsel to represent us in this action. A motion has been granted such that only a single shareholder remains as an individual shareholder defendant. Also, the Company has filed counterclaims to recover damages associated with the Vergopia's breaches of certain agreements, as well as breaches of their fiduciary duties. Discovery is proceeding in this action.

      We believe that the Vergopias commenced this action in response to our dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with us. We believe we have meritorious defenses and are vigorously defending this action. The Company does not believe that the eventual outcome of the case will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information

      The Company's Class A Common Stock had been traded on The NASDAQ National Market under the symbols "HCAR" since July 31, 1998. On February 12, 2001, the Company's stock was delisted by NASDAQ for failing to meet minimum share price and market capitalization requirements. The stock now trades over the counter as a Bulletin Board stock under the symbol "HCAR.OB"

      The following table sets forth the high and low bid prices as quoted by The NASDAQ National Market through February 11, 2001 and the NASD Bulletin Board for periods thereafter. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Price Range of Common Stock                                  Bid Prices
---------------------------                           ------------------------
                                                      High              Low
Year ended 2000

First Quarter                                         $9.63            $3.56

Second Quarter                                        $8.06            $2.06

Third Quarter                                         $2.91            $1.00

Fourth Quarter                                        $1.50            $0.31

Year Ended 2001

First Quarter                                         $1.00            $0.38

Second Quarter                                        $1.25            $0.35

Third Quarter                                         $1.15            $0.60

Fourth Quarter                                        $1.00            $0.51

      (b) Holders

      As of May 10, 2002, the number of record holders of the Class A Common Stock of the Company was 54. Hometown believes it has more than 900 beneficial holders.

      (c) Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)

      The following selected financial data as of December 31, 2001, 2000, 1999 and 1998 have been derived from the audited consolidated financial statements of the Company. The following selected historical financial data as of December 31, 1997 has been derived from the audited financial statements of ERR Enterprises, Inc., the parent of one of the Core Operating Companies.

                                                                      For the Years Ended December 31,
                                                              (in thousands, except share and per share date)
                                                2001             2000              1999               1998              1997
                                            -----------       -----------       -----------       -----------       -----------
Statement of Operations Data:

Revenues                                    $   275,760       $   279,382       $   285,315       $   121,435       $    59,520
Gross profit                                     39,815            37,881            38,054            17,287             8,488
Amortization of goodwill                            704               661               600               212                --
Loss from operations of
e-Commerce subsidiary                                --                --               515                --                --
Selling, general and
administrative expenses                          35,114            37,946            31,499            17,267             7,686
Income (loss) from
operations                                        3,997              (726)            5,440              (192)              802
Interest expense                                 (4,225)           (5,069)           (4,116)           (1,514)             (453)
Net income (loss)                           $    (2,136)      $    (3,800)      $       641       $    (1,094)      $       305

Earnings (loss) per share,
basic and diluted                           $      (.32)      $      (.63)      $       .11       $      (.31)      $       .16
Weighted average shares,
Basic                                         6,592,436         5,995,996         5,875,342         3,513,333         1,880,000
Diluted                                       6,592,436         5,995,996         6,003,851         3,513,333         1,880,000
-------------------------------------------------------------------------------------------------------------------------------

                                                2001             2000              1999               1998              1997
                                            -----------       -----------       -----------       -----------       -----------
Balance Sheet Data:

Working capital                             $     4,116       $     1,663       $     3,870       $     4,649       $     3,955
Inventories                                      31,887            40,170            51,187            30,418             7,539
Total assets                                     81,842            91,572           102,562            71,977            14,424
Total debt                                       46,059            54,133            65,910            37,265             7,231
Stockholders' equity                        $    27,452       $    28,643       $    29,851       $    28,210       $     4,173

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Restatement of Prior Years Financial Statements

      Subsequent to fiscal year end December 31, 2001, the Company determined:
(i) two dealership operating leases should have more appropriately been classified as capital leases, (ii) certain manufacturer incentives should have been more appropriately reflected as a reduction of inventory costs, and (iii) certain insurance product sales generated in Connecticut should be recognized over the life of the contract due to operating under a dealer obligor status according to state law. Accordingly, the Company has restated prior year financial statements to reflect these changes. These restatements and the effect on the 2001 results are as follows:

      (i) Reflecting the two leases as capital leases resulted in recording an increase in buildings and capital lease obligations of $5.2 million as of July 1998, the lease inception date. For each period in the restated financial statements the Company has recorded (a) depreciation expense on the building,
(b) interest expense and principal payments on the related capital lease obligation and (c) eliminated the lease expense that had previously been recorded. The effect on income before taxes from these adjustments was to reduce pre-tax income by $147,000, $165,000 and $181,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The after tax effect of these adjustments was to reduce net income $99,000, $108,000 and $87,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These adjustments caused a reduction in basic and diluted earnings per share of approximately $0.02, $0.02 and $0.01 for the years ended December 31, 2001, 2000 and 1999, respectively.

      (ii) Manufacturers provide certain assistance to dealerships that had been recorded as a reduction of interest expense when received. This is more appropriately reflected as a reduction of inventory costs and cost of sales at the time of sale of the vehicle. The effect on income before taxes from these adjustments was to increase pre-tax income by $253,000 for the year ended December 31, 2001 and to reduce pre-tax income by $214,000 and $132,000 for the years ended December 31, 2000 and 1999, respectively. The after tax effect of these adjustments was to increase net income by $171,000 for the year ended December 31, 2001 and to reduce net income by $140,000 and $63,000 for the years ended December 31, 2000 and 1999, respectively. These adjustments caused an increase in basic and diluted earnings per share of $0.03 for the year ended December 31, 2001, and a decrease of $0.02 and $0.01 in basic and diluted earnings per share for the years ended December 31, 2000 and 1999, respectively.

      (iii) Connecticut dealerships operate under state laws which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. Previously, the income had been recognized at the time of sale of the vehicle. The revenue is taken into income over a five-year period, which is the life of the contract. The effect on income before taxes from these adjustments was to increase pre-tax income by $144,000, $46,000 and $12,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The after tax effect of these adjustments was to increase net income by $98,000, $30,000 and $6,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These adjustments increased basic and diluted earnings per share by $0.01, $0.01 and $0.00 for each of the years ended December 31, 2001, 2000 and 1999, respectivley. At December 31, 2001 and 2000 the Company had $1,264,000 and $1,408,000 of deferred revenue, respectively. During the first quarter of 2002, this state law has changed which will result in Hometown recording insurance and service contract income at the time of sale of the vehicle, the change in the law was not retroactive. During 2002, 2003, 2004, 2005, 2006 and 2007, Hometown will record approximately an additional $322,000, $398,000, $282,000, $170,000, 75,000 and $17,000 respectively, for insurance and service contract income due to the change in the state law.

      The total effect of the aforementioned adjustments was to increase income before taxes $250,000 for the year ended December 31, 2001 and reduce income before taxes $333,000 and $301,000 for the years ended December 31, 2000 and 1999, respectively. The total effect of these changes was to increase net income $170,000 for the year ended December 31, 2001 and reduce net income $218,000 and $144,000 for the years ended December 31, 2000 and 1999, respectively. The total effect of these changes was to increase basic and diluted earnings per share $0.03 for the year ended December 31, 2001 and reduce basic and diluted earnings per share $0.03 and $0.02 for the years ended December 31, 2000 and 1999, respectively. Restated basic and diluted earnings per share is $(0.63) and $0.11 for the years ended December 31, 2000 and 1999, respectively.

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues

      New vehicle sales decreased $14.0 million or 8.1% to $158.8 million for the year ended December 31, 2001 from $172.8 million for the year ended December 31, 2000. Approximately $5.5 million of the decrease was due to the sale of our Morristown Lincoln Mercury location in January, 2001 to Lincoln Mercury. The remaining $8.5 million decrease is primarily due to decreases at Hometown's remaining Lincoln Mercury dealerships ($22.7 million decrease) partially offset by increases at Hometown's Toyota ($9.3 million increase) and Ford ($3.1 million increase) locations. The decreases at the Lincoln Mercury locations were due to a decrease of 753 units sold in 2001 compared to 2000. Included in this decrease was a 51.4% reduction in livery sales of $7.8 million or 202 units. The decrease in volume was reflected in all of Lincoln Mercury, which reported a 14.7% decrease in sales nationally in 2001 compared to 2000. This compares to the 25.4% decrease in Lincoln Mercury sales for the Company excluding livery sales. One of Hometown's Lincoln Mercury dealerships, located in the New York Metropolitan area, was particularly affected by the downturn in the economy over the previous year, which accounts for the decrease beyond the national average. The Toyota increase was primarily due to an additional 379 units sold in 2001 compared to 2000. Toyota now has the highest unit sales per retail outlet in the country. The increase in the Ford location was due to the sale of 102 additional light trucks in 2001 over 2000 partially offset by a decrease of 57 cars. The additional trucks also had a higher average selling price due to increased sales of the Expedition and sales of new vehicles such as the Excursion.

      Used vehicle sales increased by $8.3 million or 11.0% to $83.9 million for the year ended December 31, 2001, from $75.6 million for the year ended December 31, 2000. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($2.4 million), the increase is $10.7 million. The increase is primarily due to having a full year of results of a high-end used car business that was purchased in the fourth quarter of 2000. The dealership that acquired this business accounted for an increase of 424 retail units or $8.3 million over the prior year. The increase was primarily due to the increased volume. All other dealerships accounted for an increase in revenues of $0.7 million which was generated by an 1.9% increase in average selling price ($1.1 million) offset by a slight decrease of 28 units ($0.4 million). The remaining $1.7 million increase was associated with 14.7% increase in average revenue per wholesale unit.

      Parts and service sales increased by $1.5 million or 6.3%, to $25.4 million for the year ended December 31, 2001 from $23.9 million at December 31, 2000. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.9 million), the increase is $2.4 million. The increase in parts and service is due to: (i) the acquisition of a high end used car dealership the end of 2000 that enabled the dealership to generate an additional $0.7 million of parts and service revenues in 2001 and (ii) the hiring of new service managers in certain dealerships as well as increased focus of the dealerships toward generating higher parts and service revenues ($1.7 million).

      Other dealership revenues increased by $0.5 million or 7.0%, to $7.6 million for the year ended December 31, 2001 from $7.1 million for the year ended December 31, 2000. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.1 million), the increase is $0.6 million. This increase is primarily due to both increased sales of extended service contracts associated with increased used car sales, and additional income associated with the decrease in deferred revenue ($0.1 million) from the change in accounting for insurance and service contracts for the Connecticut dealerships.

      Gross Profit

      Gross profit for the year ended December 31, 2001 was $39.8 million, an increase of $1.9 million or 5.0%, compared with $37.9 million for the year ended December 31, 2000. A portion of the increase ($0.6 million) was due to the financial statement restatement adjustments discussed above.

      Gross profit on sales of new vehicles decreased $0.4 million or 3.6%, from $11.0 million for the year ended December 31, 2000 to $10.6 million for the year ended December 31, 2001. Gross profit on same store new vehicle sales decreased by $0.1 million or 0.9% from the prior year primarily due to a decrease of 314 units, primarily Lincoln Mercury (753 units) partially offset by Toyota (379 units) and Ford (45 units) discussed in new vehicle revenues above, partially offset by an increase in gross profit margin of 4.1% compared to the prior year. The decrease would have been $0.6 million without the financial statement restatement adjustments discussed above.

      Gross profit on sales of used vehicles was $7.7 million for the year ended December 31, 2001, an increase of $1.1 million or 16.6%, from $6.6 million in the prior year. Excluding the sale of the Morristown Lincoln Mercury dealership, the increase is $1.0 million. This increase was attributable to: (i) having a full year of results of a high-end used car business that was purchased in the fourth quarter of 2000 (as discussed in revenues above). The dealership that acquired this business accounted for additional gross profit of $1.0 million of which $0.7 million was from an increase of 424 retail units and $0.3 million was from a 22.8% increase in gross profit per unit. (ii) All other dealerships decreased $0.3 million primarily due to a 3.1% decrease in average gross profit per unit. (iii) A $0.3 million decrease in wholesale losses in 2001 compared to 2000. Larger than normal wholesale losses due to the demand for used cars and trucks not keeping up with supply were reflected in the year ended December 31, 2000.

      Parts and service sales yielded gross profit of $13.9 million in the year ended December 31, 2001, an increase of $0.8 million or 6.1%, from $13.1 million for the prior year. Adjusting for the sale of the Morristown Lincoln Mercury dealership the increase is $1.3 million. The increase is primarily due to the aforementioned increase in related revenues.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses decreased $2.8 million or 7.4%, from $37.9 million for the year ended December 31, 2000, to $35.1 million for the year ended December 31, 2001. The decrease is primarily attributable to several non-recurring events in 2000 totaling approximately $3.5 million partially offset by an increase in salaries and employee benefits of approximately $0.6 million. The increase in salaries was primarily due to increases associated with the inclusion of a full year of results of a high end used car dealership that was purchased in the fourth quarter of 2000 ($0.5 million) combined with increases at the Toyota and Ford dealerships ($0.8 million). This was partially offset by the sale of the Morristown dealership ($0.5 million) and decreases at other Lincoln Mercury locations ($0.4 million). The 2000 non-recurring events include: (1) The write-off of a receivable and associated legal fees of approximately $800,000 from Autotech Leasing ("Autotech") as Autotech filed for bankruptcy protection. Autotech was a leasing company that provided alternative financing for primarily one of Hometowns dealerships. Hometown no longer has this type of relationship with a leasing company. (2) Default of certain livery vehicle loans which Hometown had guaranteed in the amount of approximately $825,000. The vehicles were sold to high-risk customers and the transaction was guaranteed by Hometown. Hometown no longer enters into this type of arrangement. (3) The write-off of certain receivables totaling approximately $700,000 from specialty financing companies due to a modification of Hometown's strategy in working with customers with poor credit history. Hometown has discontinued the practice of entering into recourse transactions. (4) Approximately $400,000 of bank/legal fees associated with a discontinued bank facility. (5) A reserve for future expenses associated with the dismissal of the former Chairman and CEO and Vice President. Although the litigation with the former Chairman / CEO and Vice President is ongoing, Hometown believes that its legal reserves are adequate. See "Management Discussion & Analysis- Litigation". The effect on selling, general and administrative expenses from the financial statement restatement adjustments discussed above was to decrease both periods by $0.4 million.

      Interest Income

      Interest income increased to $90,000 for the year ended December 31, 2001 from $1,000 for the year ended December 31, 2000. The increase is the result of the new floor plan agreement with Ford Motor Credit Corp., which allows us to invest excess cash in interest bearing accounts. Our previous credit agreement provided that we apply excess cash against the outstanding floor plan liability.

      Interest Expense

      Interest expense decreased $0.9 million to $4.2 million for the year ended December 31, 2001 from $5.1 million for the same period in 2000. The decrease is primarily due to a decrease in the average floor plan liability for the year caused by better management of inventory levels as well as a decrease in interest rates from the year ended December 31, 2000. The effect on interest expense from the financial statement restatement adjustments discussed above was to increase both periods by $0.6 million.

      Other Income

      Included in other income is a $254,000 gain on sale of the Morristown Lincoln Mercury dealership to Lincoln Mercury in January 2001.

      Valuation Adjustment for CarDay.com

      On October 18, 2001, CarDay Inc. ceased operations. Hometown owns 7,380,000 shares of CarDay Inc. It is not anticipated that any shareholders will receive any distributions from the dissolution of CarDay Inc.

      CarDay Inc. began operations in 1999 as an 82% owned subsidiary of Hometown. For the year ended December 31, 1999, the assets, liabilities and results of operations of CarDay Inc. were included in Hometown's financial statements. In January 2000, CarDay Inc. obtained $25 million in financing from a group of venture capital providers. The result of this financing was to reduce Hometown's ownership from 82% to 10.7% and to increase the carrying value of its investment to $3,258,000. Subsequent to this dilution of ownership, Hometown no longer reflected the assets, liabilities and results of operations of CarDay Inc. in its consolidated financial statements because ownership had been reduced to an amount below 20%. Hometown recorded the increase in value of the investment, net of a deferred tax liability, as an increase in Additional paid-in capital.

      As a result of CarDay Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired. The entire investment in CarDay Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 has been charged against income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the year by $2,083,000 and reducing Earnings per Share, fully diluted, for the year by $0.32. Excluding the charge net loss was ($53,000) or ($0.01) per share fully diluted for the year ended December 31, 2001. The charge does not affect cash, cash flow from operations, or liquidity and capital resources.

      Net Income (loss)

      Net loss decreased from a loss of $3.8 million for the year ended December 31, 2000 to $2.1 million for the year ended December 31, 2001, a decrease of $1.7 million or 44.7%. As described above this is due to improvements in gross profit, the absence of the non-recurring charges included in prior year Selling, General and Administrative Expenses and decreased interest expense, partially offset by the write-off of CarDay, Inc. The effect on net income from the financial statement restatement adjustments discussed above was to decrease the net loss for 2001 by $0.2 million and to increase the net loss for 2000 by $0.2 million.

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues

      New vehicle sales decreased $0.6 million or 0.3% to $172.8 million for the year ended December 31, 2001 from $173.4 million for the prior year. A decrease of 161 units was partially offset entirely by higher average unit revenues. A majority of the decrease in units, 408, was from Hometown's Lincoln Mercury dealerships, offset in part by strong unit sales at the Toyota, Mazda and Daewoo dealerships which had unit increases of 288, 117 and 71, respectively. The increase in Toyota and Mazda units were due in part to Hometown reporting a full years results of 1999 acquisitions. Lincoln Mercury dealerships represented 5 of Hometown's 12 locations, management believes that the decrease in units at Lincoln Mercury dealerships was a result of a loss of popularity of the Lincoln Mercury product line during 2000. Lincoln Mercury has introduced a new Mountaineer sport utility and new leasing programs on its existing car and truck lines aimed at getting back lost market share in 2000. The increase in average unit revenues was due primarily to increased sales of some higher priced vehicles such as the Lincoln LS and Navigator and certain Toyota models.

      Used vehicle sales decreased by $6.6 million, or 8.0%, from $82.2 million for the year ended December 31, 1999, to $75.6 million for the year ended December 31, 2000. That decrease consisted of 241 fewer retail units sold and 111 fewer wholesale units sold. The decrease in used units sold in 2000 was due to management discontinuing the sale of fully guaranteed used cars at Westwood in order to eliminate contingent liability on recourse paper, slower demand for pre-owned Lincoln Mercury product, as well as strong factory incentives on New cars particularly with regard to low interest rates and heavy rebates not available on pre owned cars and trucks, and was coupled with lower revenue per unit at wholesale due to excess used car supplies in our marketplace.

      Parts and service revenues increased by $1.2 million, or 5.3%, from $22.7 million at December 31, 1999 to $23.9 million for the year ended December 31, 2000. Virtually all of the increase in parts and service revenue was due to the Company's 1999 acquisitions reporting a full year of operations in 2000.

      Other dealership revenues increased by $0.2 million, or 2.9%, from $6.9 million for the year ended December 31, 1999, to $7.1 million for the year ended December 31, 2000. The increase was due to Hometown's 1999 acquisitions reporting a full year of operations in 2000.

      Gross Profit

      Gross profit for the year ended December 31, 2000 was $37.9 million, a decrease of $0.2 million or 0.5%, compared with $38.1 million for the year ended December 31, 1999. Less than $0.1 million of the decrease was due to the financial statement restatement adjustments discussed above.

      Gross profit on sales of new vehicles decreased $0.4 million, or 3.5%, from $11.4 million for the year ended December 31, 1999 to $11.0 million for the year ended December 31, 2000. Lower unit sales of 161 units accounts for a majority of the decrease combined with a small decrease in gross profit margin due to a change in the mix of vehicle brands sold. Approximately $0.1 million of the decrease was due to the financial statement restatement adjustments discussed above.

      Gross profit on sales of used vehicles was $6.6 million for the year ended December 31, 2000, down $0.2 million or 2.9%, from $6.8 million in the prior year. The decrease in gross profit on used vehicles was almost completely attributable to lower sales volume of 352 units and also a larger than normal wholesale losses due to the demand for used cars and trucks not keeping up with supply. As a result of this, cars and trucks that aged were sold at auction for losses.

      Parts and service sales yielded gross profit of $13.1 million in the year ended December 31, 2000, an increase of $0.2 million or 1.6%, from $12.9 million for the prior year. Virtually all of the increase in parts and service revenue was due to Hometown's 1999 acquisitions reporting a full year of operations in 2000, offset by an approximate 2% decrease in gross profit margin caused by a change in the mix of services.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased by $6.4 million, or 20.3%, from $31.5 million for the year ended December 31, 1999, to $37.9 million for the year ended December 31, 2000. A substantial part of the increase was due to several non-recurring events in 2000. The 2000 non-recurring events included:
(1) The write-off of a receivable and associated legal fees of approximately $800,000 from Autotech Leasing ("Autotech") as Autotech filed for bankruptcy protection. Autotech was a leasing company that provided alternative financing for primarily one of Hometowns dealerships. Hometown no longer has this type of relationship with a leasing company. (2) Default of certain livery vehicle loans which Hometown had guaranteed in the amount of approximately $825,000. The vehicles were sold to high-risk customers and the transaction was guaranteed by Hometown. Hometown no longer enters into this type of arrangement. (3) The write-off of certain receivables totaling approximately $700,000 from specialty financing companies due to a modification of Hometown's strategy in working with customers with poor credit history. Hometown has discontinued the practice of entering into recourse transactions. (4) Approximately $400,000 of bank/legal fees associated with a discontinued bank facility. (5) A reserve for future expenses associated with the dismissal of the former Chairman and CEO and Vice President. Although the litigation with the former Chairman / CEO and Vice President is ongoing, Hometown believes that its legal reserves are adequate. See "Management Discussion & Analysis - Litigation". The effect on selling, general and administrative expenses from the financial statement restatement adjustments discussed above was to decrease both periods by $0.4 million.

      Interest Income

      Interest income decreased from $41,000 for the year ended December 31, 1999 to $1,000 for the year ended December 31, 2000. The decrease is the result of the floor plan agreement with GE Capital which provides that all excess cash is used to pay down the loan balance and is not available for investment in interest bearing accounts.

      Interest Expense

      Interest expense increased $1.0 million from $4.1 million for the year ended December 31, 1999 to $5.1 million for the same period in 2000. The increase is due to increased floor plan interest expense ($0.7 million) combined with additional mortgage interest ($0.2 million) as a result of the purchase of Toyota of Newburgh in April 1999. The effect on interest expense from the financial statement restatement adjustments discussed above was to increase both periods by $0.6 million.

      Net Income (loss)

      Net income decreased from $0.6 million for the year ended December 31, 1999, to a loss of $3.8 million for the year ended December 31, 2000, a decrease of $4.4 million. This is the result of a combination of the aforementioned under performing stores and brands, non-recurring charges and higher SG&A expenses in 2000. The effect on net income from the financial statement restatement adjustments discussed above was to decrease net income by $0.2 million and $0.1 million for 2000 and 1999, respectively.

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

Effects of Inflation

      Due to the relatively low levels of inflation experienced in fiscal 2000 and 2001, inflation did not have a significant effect on the results of Hometown during those periods.

Earnings (Loss) Per Share, Basic and Diluted

      On a consolidated basis, the basic and diluted earnings (loss) per share for the year ended December 31, 2001 and 2000, are ($.32) and ($.63), respectively. As of December 31, 2001 and 2000, Hometown has potentially dilutive securities which are described in Footnote 9 and 16 to the Consolidated Financial Statements.

Weighted Average Shares

      On a consolidated basis, the weighted average shares, basic and diluted, for the years ended December 31, 2001 and 2000 are 6.6 million shares and 6.0 million shares, respectively. The weighted average shares for the basic and diluted calculation are the same due the Company incurring a net loss in both periods.

Liquidity and Capital Resources

      Cash and Cash Equivalents

      Total cash and cash equivalents at December 31, 2001 and 2000, was $4.4 million and $0.6 million, respectively. The increase of $3.8 million in cash and cash equivalents from December 31, 2000 to 2001 was due in part to the termination of the lending arrangement with GE Capital whereby excess cash receipts were automatically used to pay down the existing debt. This arrangement ended March 2001 and subsequent to that date excess cash is invested instead of used to pay down floor plan liability.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the statements of cash flow:

                                                                  For the years ended December 31,
                                                                ----------------------------------
                                                                 2001         2000         1999
                                                                ------      -------       --------
                                                                        (in thousands)

      Net cash provided by operating activities                 $3,069      $   481       $  1,280
      Net cash provided by (used in) investing activities          350       (1,148)       (11,226)
      Net cash provided by (used in) financing activities          441         (382)         6,067
                                                                ------      -------       --------
      Net increase (decrease) in cash and cash equivalents      $3,860      $(1,049)      $ (3,879)
                                                                ======      =======       ========

      Net cash provided from operations of $3.1 million is primarily due to: (i) the net loss plus non-cash items of $1.4 million and (ii) the decrease in inventory in excess of the decrease in floor plan liability of $0.7 million. Net cash provided by investing activities of $0.4 million is primarily due to the cash received from the disposal of Morristown Lincoln Mercury of $0.7 million partially offset by purchases of property and equipment of $0.4 million. Net cash provided by financing activities of $0.4 million is primarily due to the proceeds from the private equity financing of $0.9 million partially offset by principal payments of long-term debt of $0.5 million.

      Capital Expenditures

      Capital expenditures for 2002 are expected to be $1.6 million consisting primarily of the estimated construction and associated expenses for building a new showroom at our Framingham, Massachusetts dealership.

Use of Estimates and Critical Accounting Policies

      Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates. A summary of our significant accounting policies are presented in the Notes to Consolidated Financial Statements.

      Receivables

      Hometown had $5.7 million in accounts receivable, net at December 31, 2001 compared to $6.1 million at December 31, 2000. The majority of those receivables, $3.2 million and $3.5 million as of December 31, 2001 and 2000, respectively, are contracts-in-transit from companies that provide or secure financing for customer purchases. These amounts are typically received within seven days of the transaction. Of the remaining amount, $1.4 million and $1.2 million as of December 31, 2001 and 2000, respectively, represents amounts due from manufactures for such items as warranty claims. Additional amounts are parts, service and other trade receivables. In assessing our allowance for doubtful accounts, we consider historical losses as well as current performance with respect to past due accounts. The decrease in the allowance of $0.7 million from fiscal year ended December 31, 2000 to 2001 was due to the write-off of certain fully reserved receivables that had been reserved for in 2000.

      Inventories

      New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. In assessing lower of cost or market for new vehicles, we primarily consider the aging of vehicles along with the timing of annual and model changeovers. The assessment of lower of cost or market for used vehicles considers recent data and trends such as loss histories, current aging of the inventory and current market conditions.

      Chargeback reserves

      Hometown may be charged back ("chargebacks") for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are generally recorded at the time of the sale of the vehicles. The reserves for future charge backs are based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and service contract income, net of estimated chargebacks, are included in other dealership revenue in the accompanying consolidated financial statements.

Private Equity Financing

      On July 23, 2001, the Board of Directors voted in favor of raising up to $1.5 million in a private equity financing through the sale of Units to accredited investors at a price of $2.00 per Unit. Each Unit consists of two shares of Class A Common Stock of Hometown plus a warrant to purchase one additional share at an exercise price of $1.20 per share, exercisable within a three-year period. On July 19, 2001, agreements were signed with 10 accredited investors and a total of 974,996 Class A Common shares were issued, as follows:

      Investor                   # of Units Purchased      # of Shares Issued/
                                                              Total Proceeds
      Corey Shaker                      35,714                     71,428
      Steven Shaker                     35,714                     71,428
      Janet Shaker                      35,714                     71,428
      Richard Shaker                    35,714                     71,428
      Joseph Shaker                     35,714                     71,428
      Edward Shaker                     35,714                     71,428
      Edward D. Shaker                  35,714                     71,428
      William C. Muller Trust          100,000                    200,000
      William Muller, Jr.              100,000                    200,000
      Paul Yamin                        37,500                     75,000
                                       -------                    -------

         Total                         487,498                    974,996
                                       -------                    -------

      Corey Shaker, Steven Shaker and William Muller, Jr. are officers of the Company. Joseph Shaker is a Director of the Company.

      This was recorded as an increase in additional paid in capital in July 2001. At December 31, 2001, William Muller, Jr. owes Hometown $30,000. This is recorded in subscriptions receivable which is a reduction to additional paid in capital at December 31, 2001.

Floor Plan Financing

      On March 15, 2001, the Hometown completed a refinancing of its revolving line of credit with GE Capital Corporation ("GECC") to a traditional floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). As of December 31, 2001 our floor plan liability with FMCC is $32.6 million.

      The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount.

      The FMCC floor plan loans carry an interest rate of prime less 0.75% for new vehicles and prime less 0.50% for used vehicles. These rates are for the first year only. Subsequent to the first year the Company will be subject to the FMCC standard financing agreement. From March 15, 2001 through December 31, 2001, interest ranged from 4.00% to 7.25% for new vehicles and from 4.25% to 7.50% for used vehicles.

      Hometown is in the process of renewing its floor plan agreement with FMCC. Hometown expects rates under the new plan to increase in relation to the current plan particularly with respect to the rates charged for used vehicles. The new agreement has not been finalized at the time of the filing of this Form 10-K.

      The GECC agreement provided financing for Hometown's vehicle purchases as well as operating expenses. Under the GECC facility the maximum line was $41,145,000 as of December 31, 2000. The

GECC facility was a revolving line of credit not specifically lent to purchase individual vehicles. Therefore, the loan balance cannot be allocated to vehicle categories.

      Interest rates on the GECC floor plan arrangements ranged from 9.2% to 9.9% during 2001, through its close in March 2001, and 7.4% to 9.4% during 2000. The arrangement included a swing line that handled daily loan activity. The balance of the swing line was swept into the floor plan line once monthly. The interest rates on the swing line ranged from 9.1% to 9.6% during 2001 and from 8.6% to 9.6% during 2000.

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance is recorded as a reduction of cost of sales when the vehicle is sold.

Other Indebtedness

      In addition to floor plan financing, Hometown has long-term debt and capital lease obligations of $13.5 million, which is primarily attributable to real estate mortgage notes payable of $8.6 million due in monthly installments including interest at 10% that matures in May 2014 and capital lease obligations of $4.6 million due in monthly installments including interest at 10% that matures in March 2013.

As of December 31, 2001, Hometown has the following contractual obligations:

                                               (In thousands)
                           Total         2002       2003      2004      2005      2006    Thereafter
                           -----         ----       ----      ----      ----      ----    ----------
Floor Plan                $32,553      $32,553
Long term debt            $13,506      $   709      $720      $703      $772      $838      $9,764
Operating leases:
     Third parties        $ 2,734      $   748      $648      $430      $260      $216      $  432
     Related parties      $10,564      $   912      $912      $912      $912      $912      $6,004

Company Guarantees

      Hometown guarantees or partially guarantees loans advanced by financial institutions to certain customers. It is Hometown's policy to provide reserves for potential future default losses based on available historical information.

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 2001, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $558,000.

      (ii) Portfolio of vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 2001, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $188,000.

      Hometown has provided a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no loan guarantees being provided by the Company to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of the Company. As of December 31, 2001 the mortgage debt balance is $5.2 million. The Company makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

Acquisitions and Dispositions

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first six months of 2001, Hometown received the purchase price plus $40,000 for parts returned, and paid out a broker's commission of $35,000. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

      Hometown guaranteed the stock that was issued in connection with the Toyota of Newburgh acquisition in 1999 would have a market value of at least $1,000,000 by March 31, 2001. On June 28, 2001, an agreement was signed with the former owners settling the guarantee whereby the Company issued 200,000 shares of Hometown stock and will pay $240,000, payable in monthly installments through December 31, 2002 and a monthly profit sharing payment equal to 20% of Newburgh Toyota's monthly pre-tax income over $57,142 for the period from April 1, 2001 to December 31, 2002.

      On January 12, 2000, Hometown completed the acquisition of a Jeep franchise in Brattleboro, Vermont for $0.6 million. As part of this acquisition, Hometown also purchased the new vehicle inventory totaling $0.3 million. The operations of this franchise have been included as part of Hometowns existing Brattleboro Chrysler/Plymouth/Dodge dealership since the date of acquisition. This acquisition has been accounted for using the purchase method of accounting, resulting in goodwill of approximately $0.8 million.

Related Party Transactions

      Hometown has leased from various affiliates the premises occupied by certain of its dealerships and guaranteed the related mortgage debt of certain dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent for the five-year periods commencing January 1, 2004 and 2009. Total expense for operating leases and rental agreements with related parties was $0.9 million for the year ending December 31, 2001 and future minimum payments under these lease agreements as of December 31, 2001 is $10.6 million. Two of the leases are treated as capital leases. Total payments for these leases were $0.8 million for the year ended December 31, 2001. This practice is fairly common in the automotive retail industry. See Item 13 - "Certain Relationships and Related Transactions".

      At December 31, 2001, $161,000 is due from related parties, including a non-interest bearing note receivable ($121,000) from a company owned by an officer of Hometown. The note is being paid to the Hometown at $3,000 per month. In addition, there is a subscription receivable of $30,000 from an officer of Hometown.

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

      We have retained litigation counsel to represent us in this action. A motion has been granted such that only a single shareholder remains as an individual shareholder defendant. Also, Hometown has filed counterclaims to recover damages associated with the Vergopia's breaches of certain agreements, as well as breaches of their fiduciary duties. Discovery is proceeding in this action.

      We believe that the Vergopias commenced this action in response to our dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with us. We believe we have meritorious defenses and are vigorously defending this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on prime. Based on floor plan amounts outstanding at December 31, 2001 of $32.6 million, a 1% change in the prime rate would result in a $0.3 million change to annual floor plan interest expense.

      Hometown invests excess cash, $2.1 million at December 31, 2001, in a money market account that was paying interest of 1.86% at December 31, 2001.

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. Discontinued operations accounting will be used for a component of an entity and future operating losses of discontinued operations will no longer be accrued. Additionally, assets acquired and held for disposal are recorded based on fair value less cost to sell at the acquisition date. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

      In June 2001, the FASB approved SFAS Nos. 141 and 142 "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS 142, among other things, eliminates the need to amortize goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.

Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. These statements are effective for Hometown beginning January 1, 2002.

      Goodwill amortization, which ceases on January 1, 2002, was $704,000, $661,000 and $600,000 during 2001, 2000 and 1999, respectively. By the end of the first quarter of fiscal year 2002, Hometown must begin to perform an impairment analysis of intangible assets. Furthermore, the first step of the goodwill transition impairment test must be completed by June 30, 2002 and make disclosure of the effect in the second quarter. By calendar year end, the Company is required to determine the correct implied fair value of the goodwill and record any impairment charges that result from this application as a cumulative effect of a change in accounting principle. Future impairment losses would be recorded as an operating expense.

      Hometown is currently evaluating the impact of SFAS 142 on its consolidated financial statements and believes that, if the current market price of the Company's common stock is indicative of fair value, the majority of its goodwill may be impaired as of the initial adoption of this statement.

Forward Looking Statement

      When used in the Annual Report on Form 10K, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Hometown's future plans of operations, business strategy, results of operations and financial condition. Hometown wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of Hometown to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Hometown's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). Hometown disclaims any intent or obligation to update such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      See Management Discussion and Analysis - Quantitative and Qualitative Disclosure about Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company required by this item are set forth beginning on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The executive officers and directors of the Company and their respective ages as of May 10, 2002 are as follows:

Name                                    Age      Position                                           Director Since
----                                    ---      --------                                           --------------
Corey Shaker                            44       President, Chief Operating Officer, Chief               1997
                                                 Executive Officer and Director
William C. Muller Jr.                   50       Regional Vice  President - South Division and           1997
                                                 Director
Steven Shaker                           33       Regional Vice President - North Division           Not a director
Joseph Shaker                           34       Director                                                1997
Charles F. Schwartz (1)                 46       Chief Financial Officer                            Not a director
Salvatore A. Vergopia                   62       Director                                                1997
Edward A. Vergopia                      32       Director                                                1997
Stephen A. Zelnick *                    64       Director                                                2001
H. Dennis Lauzon                        53       Director                                                2002
Timothy C. Moynahan*                    62       Director                                                2002
Steven A. Fournier*                     47       Director                                                2002

--------------
*Member of Audit and Compensation Committees

(1) Replaced John J. Stavola as the Chief Financial Officer January 2002. John
J. Stavola was the Acting Chief Financial Officer of the Company. He is now the Corporate Controller.

      All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board of Directors.

      Set forth below is a brief description of the background and business experience of the executive officers and directors of the Company:

      Corey Shaker was named President and Chief Operating Officer on February 7, 2000, and added the title of Chief Executive Officer on August 29, 2000. In addition, he was Vice President-Connecticut Operations since October 1, 1997 and was in charge of Hometown's Company-wide sales training efforts. Prior to that, from 1989 he was Chief Operating Officer and General Manager of Family Ford Inc. where he was responsible for all aspects of its operations. He is a member of NADA Ford F01 20 group. He was awarded the Lincoln Mercury Salesperson of the Nation award in 1980 and is a three-time winner of the Lincoln Mercury Inner Circle award. Mr. Shaker serves on the board of directors of AdStar Inc., a provider of classified ad placement services on the internet and other electronic delivery channels. He is also a first cousin to Steven Shaker, the Regional VP - North Division, and Joseph Shaker, a director of the Company. He holds a B.S. in Business Administration from Providence College.

      William C. Muller Jr. has been Regional Vice President - South Division since March 2000. Mr. Muller has been Vice President-New Jersey Operations since October 1, 1997. In addition, from 1980 he was the President of Muller Toyota, Inc. and of Muller Chevrolet, Oldsmobile, Isuzu, Inc (both of which are currently known as Muller Automotive Group, Inc. and Good Day Chevrolet, Oldsmobile, Isuzu, Inc., respectively.) Under his management, Muller Toyota has been: (a) a 13-time recipient of Toyota's Prestigious President's Award, given to those dealers with superior levels of customer satisfaction who also exceed capital standards and have high market penetration and facilities that meet or exceed Toyota standards; (b) a 13-time recipient of Toyota Parts Excellence Award; (c) a 9-time winner of Toyota Service Excellence Award; and (d) a 3-time winner of Toyota's Sales Excellence Award. He holds a B.A. degree from Fairleigh Dickinson University.

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

      Joseph Shaker was President and Chief Operating Officer from October 1, 1997 to February 7, 2000, and was in charge of the Company's dealer acquisition program, including the implementation of such programs as may be necessary to assimilate new dealers into Hometown's operational model. In addition, from 1991 he was the Chief Operating Officer of Shaker's Lincoln Mercury, Shaker's Jeep Eagle and Lincoln Mercury Autocare in Connecticut. In 1992, at the request of Ford Motor Company, he developed the pilot free-standing neighborhood Autocare Center which has become the model for free-standing neighborhood auto maintenance centers established by Ford Motor with certain of its other dealers. He also started Shaker's Lincoln Mercury limousine department in 1992 and has been responsible for its growth and implementation. He is a Member of the Executive Committee of the NADA 20 Group. He is the brother of Steven Shaker, the Regional VP - North Division, and a first cousin of Corey Shaker, a director of the Company. He holds a B.S. (Management) degree from Bentley College.

      Charles F. Schwartz has been Chief Financial Officer since January 2002. From November 2001 through January 2002 he was the Assistant to the CEO. Prior to joining Hometown, he was the Vice President and Chief Financial Officer for Staples Communications, a nationwide integrator of communications solutions from 2000 - 2001. From 1993 - 2000 he was the Senior Vice President, Chief Financial Officer and Chief of Staff for People's Choice TV Corporation, a wireless communications company. From 1989 through 1993, Mr. Schwartz had been Chief Financial Officer of Jimbo's Jumbos, Incorporated, an affiliate of Chock Full O' Nuts. Mr. Schwartz is a Certified Public Accountant. He holds a B.B.A. degree in accounting from Bernard M. Baruch College in New York City

      Salvatore A. Vergopia had been Chairman of the Board from October 1997 to December 2000, and Chief Executive Officer from October 1997 to August 2000, of Hometown. In addition, from 1992 until December, 2000, he was President and for over 20 years prior thereto, Vice President of Westwood Lincoln Mercury Sales Inc. He is also the father of Edward Vergopia, director. He holds a B.S. degree from Northern Arizona University.

      Edward A. Vergopia was formerly Vice President - Fleet Operations from October 1997 to December 2000. In addition, from 1988 until December, 2000, he was Executive Vice President of

Westwood where, among other responsibilities, he managed the Lincoln Mercury Division of Spoilers Plus (custom cars) and Westwood Lincoln Mercury Limousine Department. During those periods, he also worked in the Leasing, Financing and Parts and Service Departments of Westwood Lincoln Mercury. He is also the son of Salvatore Vergopia, director. He holds a B.B.A. from the University of Miami.

      Stephen A. Zelnick has been a partner in the law firm Morse, Zelnick, Rose and Lander, LLP since its inception in August 1995. Mr. Zelnick serves on the boards of directors of Milestone Scientific, Inc., a manufacturer of dental devices, AdStar, Inc., a provider of classified ad placement services on the internet and other electronic delivery channels, and DAG Media, Inc., a publisher of classified telephone directories. Mr. Zelnick holds a BS degree in Economics with an accounting major from the Wharton School of the University of Pennsylvania and an LLB from Yale Law School.

      H. Dennis Lauzon has been the President and owner of Parkway Toyota since 1978. Mr. Lauzon is on the Toyota Dealers Advertising Board as well as the Dealer Council. He is also on the board of Trustees for Hackensack University Medical Center. Mr. Lauzon attended Fairleigh Dickinson University.

      Timothy C. Moynahan has been a founding partner in the law firm Moynahan, Minnella, Broderick and Tindall since 1974. Mr. Moynahan is a director of the Institute of Human Virology, at the University of Maryland School of Medicine. He is also President of the Connecticut Chapter of the Ireland Chamber of Commerce, a non-profit organization which promotes economic relationships between the United States and Ireland and is Vice-President of the Paula A. Moynahan Skin Care Company, a manufacturer of skin care products. Mr. Moynahan holds a BS degree in History from Providence College and a JD degree from Catholic University School of Law.

      Steven A. Fournier has been the President and Chief Executive Officer of Gar-Kenyon Technologies, LLC, a manufacturer of hydraulic aerospace components, since December 2001. He has also been President and Chief Operating Officer of Matthews Ventures, a diversified holding company, since 1992. Mr. Fournier currently serves as Director, Treasurer, and member of the executive committee of the Greater New Haven Chamber of Commerce. Mr. Fournier holds a Bachelor of Science Degree in Accounting from Bentley College in 1975 and is a Certified Public Accountant.

Committees of the Board of Directors

      The Company's Board of Directors has established compensation and audit committees, whose members are Messrs. Zelnick, Moynahan and Fournier. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the issuance of stock options and discretionary cash bonuses to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent public accountants to determine the adequacy of internal controls and other financial reporting matters. It is the intention of the Company to appoint only independent directors to the Audit and Compensation Committees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.

      The following table presents certain information concerning compensation paid or accrued for services rendered to the Company in all capacities during the year ended December 31, 2001, for the Chief Executive Officer and the other executive officers of the Company whose aggregate annual base salary exceeded $100,000 (collectively, the "Named Executive Officers").

                               COMPENSATION TABLE


                                                          Annual Compensation
                                       ----------------------------------------------------------
                                       Fiscal Annual
                                           Year
 Name and Principal Position           Compensation       $ Salary          Bonus(1)        Other
 ---------------------------           -------------      --------          --------        -----
    Corey E. Shaker                        2001            250,000(2)             --        7,000
    President and Chief                    2000            200,000                --        7,000
    Executive Officer                      1999            200,000                --           --

    William C. Muller, Jr                  2001            200,000           130,372           --
    Regional Vice President-               2000            200,000                --           --
    South Division                         1999            200,000                --        3,000

    Steven Shaker Regional Vice            2001            118,600            10,000        2,600
    President-North                        2000            110,000                --        3,000
    Division                               1999            100,000                --           --

    John J. Stavola                        2001            126,250                --          750
    Acting Chief Financial                 2000             40,650                --           --
    Officer and Secretary(3)               1999                 --                --           --

----------
(1) The amount shown are cash bonuses earned in the specified year. A portion of these bonuses may be paid in the first quarter of the following year.
(2)   Includes amounts paid after year-end.
(3)   Was hired July 2000.

OPTION GRANTS IN LAST FISCAL YEAR

                            Number of    Percent of Total                                     Potential Realizable Value
                              Shares          Options                                             At Assumed Annual
                            Underlying      Granted to                                           Rates of Stock Price
                             Options       Employees in       Exercise                          Appreciation for Option
                            Granted(#)      Fiscal Year        Price         Expiration                 Term(2)
                            ----------      -----------        -----         ----------                 -------
          Name                 (1)             2001          ($/Share)          Date           0%        5%         10%
          ----                 ---             ----          ---------          ----           --        --         ---
Corey Shaker                  25,000            6.9%            $1.25         May 2006         --        --         --
Corey Shaker                  25,000            6.9%            $2.25         May 2006         --        --         --
William C. Muller Jr.         15,000            4.2%            $1.25         May 2006         --        --         --
William C. Muller Jr.         15,000            4.2%            $2.25         May 2006         --        --         --
Steven Shaker                 15,000            4.2%            $1.25         May 2006         --        --         --
Steven Shaker                 15,000            4.2%            $2.25         May 2006         --        --         --
John J. Stavola               7,500             2.1%            $1.25         December         --        --         --
                                                                                2006
John J. Stavola               7,500             2.1%            $2.25         December         --        --         --
                                                                                2006

(1) The options (except for those issued to John J. Stavola) vest with respect to one-third of the shares of Common Stock covered by the options on May 11, 2002 (the "Initial Vesting Date") and one-third will vest on each of the second and third anniversary of the Initial Vesting Date. The options issued to John J. Stavola vest with respect to one-third of the shares of Common Stock covered by the options on December 1, 2002 (the "Initial Vesting Date") and one-third will vest on each of the second and third anniversary of the Initial Vesting Date.

(2) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the respective options. All the options issued in 2001 were issued at exercise prices higher than the market price at the date of issuance - hence the Potentially Realizable Values are all $0. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Form 10-K.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

      The following table summarizes options exercised during fiscal 2001 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                                      Number of             Value of
                                                                     Securities            Unexercised
                                                                     Underlying           In-the-Money
                                                                     Unexercised           Options at
                                                                     Options at              Fiscal
                                                                   Fiscal Year-End          Year-End
                                Acquired on         Value          Exercisable (E)       Exercisable (E)
Name                             Exercise          Realized       Unexercisable (U)     Unexercisable (U)
-----------------------         ------------       --------       -----------------     -----------------
Corey E. Shaker
President and Chief
Executive Officer                    --               --               56,500 E                 --
                                                                       60,000 U
William C. Muller, Jr.
Regional Vice
President - South                    --               --               20,000 E                 --
                                                                       30,000 U
Steven Shaker
Regional Vice
President - North                    --               --               10,000 E                 --
                                                                       30,000 U
John J. Stavola
Acting Chief
Financial Officer and                                                       0 E
Secretary (1)                                                          15,000 U

      (1) Replaced in January 2002. Mr. Stavola is currently the Corporate Controller of the Company.

      In general, the option agreements shall be exercisable only so long as the Optionee shall continue to be an employee of Hometown and within the thirty-day period after the date of termination of his employment to the extent it was exercisable on the day prior to the date of termination. In the event the Optionee is unable to continue his employment with Hometown as a result of his total and permanent disability, he may, but only within three (3) months from the date of disability, exercise the option to the extent he was entitled to exercise it at the date of such disability. In the event of death of the Optionee, the option may be exercised, at any time within twelve (12) months following the date of death, by the Optionee's estate or by a person who acquired the right to exercise this option by bequest or inheritance, but only to the extent of the right that would have accrued had the Optionee continued living one (1) month after the date of death, provided that at the time of his death the Optionee is an employee of Hometown and shall have been in Continuous Status (as defined in Hometown's Stock Option Plan) as an employee from the date hereof; or within thirty (30) days after the termination of Continuous Status as an employee, the option may be exercised, at any time within three (3) months following the date of death, by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise that had accrued at the date of termination.

Employment Contracts

      In April 1998, Hometown entered into five-year employment agreements, effective as of the closing of Hometown's initial public offering in July, 1998, with Corey E. Shaker, William C. Muller, Jr. and Steven Shaker. Each of their agreements provides for an annual base salary of $200,000, except that the agreement for Steven Shaker provides for an annual base salary of $100,000, which increased to $125,000 in 2001.

      Each agreement also provides for participation by the employee in all executive benefit plans and, if employment is terminated without cause (as defined in the agreement), payment of an amount equal to the salary which would have been payable over the unexpired term of his employment agreement.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      None of the directors serving on the Compensation Committee are employees or officers of the Company. Corey Shaker and Stephen A. Zelnick both serve together on the board of directors of Adstar, Inc. No other director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

1998 Stock Option Plan

      In February 1998, in order to attract and retain persons necessary for the success of the Company, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 480,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Board of Directors will administer the Stock Option Plan, which expires in January 2008, or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. For grants to the Named Executive Officers see the chart above titled "AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES."

Employee Benefit Plan

      In October 1999, Hometown amended and restated the E.R.R. Enterprises, Inc. Profit Sharing/401(k) Plan, (the "Amended Plan") into the HOMETOWN AUTO RETAILERS, INC. 401K Plan (the "Plan") effective October 1, 1999, for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitations. Hometown may make annual matching contributions to the Plan at its discretion. No Contributions were made by Hometown to the Plan for the years ended December 31, 2001 and 2000. Contributions under the Plan were $48,000 in 1999. Corey E. Shaker and Joseph Shaker are the Trustees of the Plan.

Compensation of Directors

Each non-employee Director receives a fee of $1,000, for each meeting attended in person and $250 for each meeting attended telephonically and reimbursement for travel costs and other out-of-pocket expenses incurred in attending each Directors' meeting. In addition, committee members receive $500 for each committee meeting attended in person, other than meeting directly following or preceding Board meetings and $125 for each committee meeting attended telephonically. Additionally, pursuant to the Plan, each Director who is a non-employee and is not elected pursuant to the stockholders agreement among Hometown's Class B stockholders, commencing in 2002 will receive options to purchase 30,000 shares of Common Stock exercisable at the fair market value on the date of grant. These options will vest one-half on the date of grant and one-half at the end of the subsequent year of service on the Board. In addition, each non-employee Director receives options to purchase an additional 2,500 shares of Common Stock on the date of the Company's annual stockholders' meeting. Such options will have an exercise price equal to the fair market value of the Common Stock on the date of grant and will vest one-third upon grant and one-third on each of the first and second anniversary of the date of grant.

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

      Except for the Vergopia litigation described in Item 3 above, there is no pending litigation or proceeding involving a Director, officer, employee or agent of the Company in which indemnification by the Company will be required or permitted.

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

      Due to the existence of five-year employment agreements between Hometown and its key officers, which do not expire until July 2003, the scope of the Compensation Committee's duties has been limited.

                                                   COMPENSATION COMMITTEE

                                                   Stephen A. Zelnick
                                                   As Acting Chairman

                         COMPARE CUMULATIVE TOTAL RETURN
                      AMONG HOMETOWN AUTO RETAILERS, INC.,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX

                                  [LINE CHART]

                     ASSUMES $100 INVESTED ON JULY 29, 1998
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2001

The above graph shows a comparison of cumulative total returns for Hometown, the NASDAQ Market Index, and a Peer Group from the date of the initital public offering.

(1) The Peer Group Index includes the following companies: Auto Nation Inc., Circuit City/CarMax, Group, Group 1 Automotive, Inc., Lithia Motors Inc., Rush Enterprises, Inc., Sonic Automotive Inc., United Auto Group, Inc. and Nostalgia Motorcars.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to Hometown regarding the beneficial ownership of Common Stock as of May 10, 2002 by (i) each person known to Hometown to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each Director of Hometown, (iii) each Named Executive Officer and (iv) all Directors, and Executive Officers of Hometown as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them.

      A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this prospectus upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the total number of shares beneficially owned, increased to reflect the shares underlying the options, warrants and convertible securities that are held by such person, but not held by any other person.

      o As of May 10, 2002, the total number of shares outstanding is 7,175,105, of which 3,563,605 shares are Class A common stock and 3,611,500 shares are Class B common stock.

      The total number of votes are based on the combined total of Class A and Class B common stock beneficially owned by the beneficial owner. The voting power percentage of each beneficial owner is determined by dividing the number of votes held by that person by the total number of votes outstanding, increased to reflect the number of votes of the shares underlying the options, warrants and convertible securities that are held by such person, but not held by any other person.

      o As of May 10, 2002, the total number of votes outstanding is 39,678,605, of which 3,563,605 votes are from Class A common stock outstanding and 36,115,000 votes are from Class B common stock outstanding;
      o     Class A common stock have one (1) vote per share; and
      o     Class B common stock have ten (10) votes per share.

                                              Common Stock                    % of Outstanding Equity            % of
                                          Beneficially Owned                          Owned                    Aggregate
                                        ------------------------        ---------------------------------        voting
                                         Class            Class            Class      Class                     Power of
Name of Beneficial Owner                   A                B                A          B           Total     all Classes
---------------------------------       -------          ------------------------------------------------     -----------
Officers and Directors

Salvatore Vergopia                           --          705,000             --       19.52           9.83        17.77
Corey E. Shaker                         193,310          265,080           5.42        7.34           6.39         7.17
William C. Muller, Jr.                  334,250          453,034           9.38       12.54          10.97        12.26
Edward Vergopia                              --          235,000             --        6.51           3.28         5.92
Steven Shaker                           135,142          206,424           3.79        5.72           4.76         5.54
Joseph Shaker                           184,326          321,812           5.17        8.91           7.05         8.58
Stephen A. Zelnick                       51,666               --           1.45          --             **           **
H. Dennis Lauzon                          1,666               --             **          --             **           **
Timothy Moynahan                         15,000               --             **          --             **           **
Steven Fournier                          15,000               --             **          --             **           **
All Directors, and Executive
Officers as a group (10 persons)        930,360        2,186,350          26.11       60.54          43.44        57.45

5% Beneficial Owners

William C. Muller, Sr.                  300,000          308,786           8.42        8.55           8.37         8.52

**  Ownership is less than 1%
--------------------------------------------------------------------------------

      Salvatore Vergopia has an address at 20 Bayberry Drive, Saddle River, New Jersey 07458. His beneficial ownership of our Class B common stock includes 225,600 shares owned by his wife Janet.

      Edward A. Vergopia has an address at 100 Winston Drive, North Tower, Cliffside Park, New Jersey 07010.

      Corey Shaker has an address at 774 Straits Turnpike, Watertown Connecticut 06795. His beneficial ownership of our common stock includes:

      o 265,080 shares of Class B common stock, of which 15,980 shares are held by the Edward Shaker Family Trust of which he is the Trustee and a beneficiary;
      o     84,428 shares of Class A common stock;
      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

            o     36,500 shares at $9.00 per share;
            o     20,000 shares at $3.00 per share;
            o     8,334 shares at $2.25 per share; and
            o     8,334 shares at $1.25 per share; and

      o Warrants immediately exercisable to purchase 35,714 shares of Class A common stock at $1.20 per share.

      William Muller, Jr. has an address at c/o Muller Toyota Inc., Route 31, PO Box J, Clinton, New Jersey 08809. His beneficial ownership of our common stock includes:

      o     453,034 shares of Class B common stock;
      o     204,250 shares of Class A common stock;
      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

            o     20,000 shares at $9.00 per share;
            o     5,000 shares at $2.25 per share; and
            o     5,000 shares at $1.25 per share; and

      o Warrants immediately exercisable to purchase 100,000 shares of Class A common stock at $1.20 per share.

      Steven Shaker has an address at c/o Family Ford, Inc., 1200 Wolcott Street, Waterbury, Connecticut 06705. His beneficial ownership of our common stock includes:

      o     79,428 shares of Class A common stock;
      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

            o     10,000 shares at $9.00 per share;
            o     5,000 shares at $2.25 per share; and
            o     5,000 shares at $1.25 per share; and

      o Warrants immediately exercisable to purchase 35,714 shares of Class A common stock at $1.20 per share.

      Joseph Shaker has an address at c/o Baystate Lincoln Mercury, 571 Worcester Road, Framingham, Massachusetts 01701. His beneficial ownership of our common stock includes:

      o 321,812 shares of Class B common stock of which 15,980 shares are held by the Richard Shaker Family Trust which Mr. Shaker is the Trustee and a beneficiary; and 40,000 shares are held by the Shaker Irrevocable Trust of which Mr. Shaker is Trustee;
      o     112,112 shares of Class A common stock;
      o an option to purchase 36,500 shares of Class A common stock, exercisable within the next 60 days at $9.00 per share; and
      o Warrants immediately exercisable to purchase 35,714 shares of Class A common stock at $1.20 per share.

      Stephen A. Zelnick has an address at 450 Park Avenue, New York, New York 10022. His beneficial ownership of our common stock includes:

      o     35,000 shares of Class A common stock;
      o 15,000 shares of Class A common stock which represents his proportionate interest in 60,000 shares beneficially owned by a nominee of Morse, Zelnick, Rose & Lander, LLP, of which Mr. Zelnick is a member. The filing of this report shall not be construed as an admission that he is the beneficial owner of any of the shares owned by the nominee for purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended; and
      o An option to purchase 1,666 shares of Class A common stock, exercisable within the next 60 days at $0.78 per share.

      H. Dennis Lauzon has an address at 854 Sunset Avenue, Haworth, New Jersey 07641. His beneficial ownership of our common stock consist of an option to purchase 1,666 shares of Class A common stock, exercisable within the next 60 days at $0.65 per share.

      Timothy Moynahan has an address at 141 East Main Street, Waterbury, Connecticut 06722. His beneficial ownership of our common stock consist of an option to purchase 15,000 shares of Class A common stock, exercisable within the next 60 days at $0.48 per share.

      Steven Fournier has an address at 107 Eastfield Road, Waterbury, Connecticut 06708. His beneficial ownership of our common stock consist of an option to purchase 15,000 shares of Class A common stock, exercisable within the next 60 days at $0.58 per share.

      William Muller, Sr. has an address at c/o Muller Toyota Inc., Route 31, PO Box J, Clinton, New Jersey 08809. His beneficial ownership of our common stock includes:

      o     308,786 shares of Class B common stock;
      o     200,000 shares of Class A common stock; and
      o Warrants immediately exercisable to purchase 100,000 shares of Class A common stock at $1.20 per share.

      All shares and warrants are owned by The William C. Muller Revocable Living Trust of which the William C. Muller Sr. is Trustee. William C. Muller Sr. is neither an officer nor director.

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

      To the best of Hometown's knowledge, based solely on review of the copies of such forms furnished to Hometown, or written representations that no other forms were required, Hometown believes that all Section 16(a) filing requirements applicable with respect to all its current officers, directors and ten percent shareholders have been complied with as of the filing date of this Annual Report. However, Corey Shaker, Joseph Shaker, Steven Shaker and William Muller, Jr. were late in filing one (1) Statement of Changes in Beneficial Ownership on Form 4 during 2001 but have all subsequently come into compliance. With respect to any former directors, officers, and ten percent shareholders of Hometown, the Company does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Leases

            Hometown has leased from various affiliates the premises occupied by certain of its dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent for the five-year periods commencing January 1, 2004 and 2009. Hometown believes that each lease was at their fair market value at inception.

Shaker Group. Hometown leases, for an initial annual base rental of $240,000, the premises occupied by its Lincoln/Mercury dealership in Watertown, Connecticut and for an initial base rental of $240,000 and $72,000 respectively, the premises occupied by the Family ford and Shaker Jeep/Eagle dealership in Waterbury, CT from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Corey Shaker is the CEO, Director and a principal stockholder of the Company. Steven Shaker is the Regional Vice President - North Division and a principal stockholder of the Company Joseph Shaker is a Director and a principal stockholder of the Company. Janet Shaker is a principal stockholder of the Company.

Muller Group. Hometown leases, for an initial annual base rental of $360,000 and $396,000 respectively the premises occupied by its Toyota dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile/Isuzu dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is a director and the Regional Vice President - South Division and a principal stockholder of Hometown. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of the Company. As of December 31, 2001 the mortgage debt balance is $5.2 million. The Company makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

Westwood. Hometown leases, for an initial annual base rental of $360,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is a director and a principal stockholder of Hometown.

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      Exhibits:

 Exhibit No.                                  Description
 -----------                                  -----------
      3.1     Certificate of Incorporation of Dealer-Co., Inc. (NY-3/10/97)
      3.2 Certificate of Incorporation of Hometown Auto Retailers, Inc. (Del-6/5/97)
      3.3 Certificate of Ownership and Merger of Dealer-Co., Inc. into Hometown Auto Retailers, Inc. (Del-6/27/97)
      3.4 Certificate of Merger of Dealer-Co., Inc. and Hometown Auto Retailers, Inc. into Hometown Auto Retailers, Inc. (the "Company") (NY-9/11/97)
      3.5 Certificate of Amendment of the Certificate of Incorporation filed February 19, 1998
      3.6 Certificate of Amendment of the Certificate of Incorporation filed June 8, 1998
   (1)3.7 Certificate of Amendment of the Certificate of Incorporation filed December 7, 2000
      3.8     By-Laws of the Company
      4.1     Form of Class A Common Stock Certificate
      4.2     Form of Class B Common Stock Certificate
      4.3 Form of Warrant Agreement between the Company and Paulson Investment Company and related Warrant
      4.4     Stock Option Plan of the Company
   (2)4.5 Form of 3-year warrant issued in the Private Placement of units on July 25, 2001
   (2)4.6 Copy of the $240,000 Non-negotiable Promissory Note made by Hometown to Autos of Newburgh, Inc.
   (2)4.7 Copy of the Settlement Agreement, dated June 28, 2001, between Hometown and Autos of Newburgh, Inc.
     10.1 Exchange Agreement, dated as of the 1st day of July, 1997, among the Registrant and the members of the Shaker Group, the Muller Group and the Westwood Group
     10.2 Agreement, dated July 2, 1997, between the Registrant and Brattleboro Chrysler Plymouth Dodge, Inc. and Amendments dated November 11, 1997, April 14, 1998 and July 8, 1998
     10.3 Agreement, dated August 14, 1997, between the Registrant and Leominster Lincoln Mercury, Inc., dba Bay State Lincoln Mercury and Amendments dated October 31, 1997 and April 14, 1998, respectively
     10.4 Stockholders Agreement, dated as of the 16th day of February 1998, among the Shaker Stockholders, the Muller Stockholders and the Westwood Stockholders
     10.5 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Salvatore A. Vergopia
     10.6 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and William C. Muller Jr.
     10.7 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Corey Shaker
     10.8 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Edward A. Vergopia
     10.9 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and James Christ

      10.10 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Steven Shaker
      10.11 Lease, dated as of April 20, 1998, between Shaker Enterprises, as landlord, and Hometown (Lincoln/Mercury dealership in Watertown, CT.)
      10.12 Lease, dated as of April 20, 1998, between Joseph Shaker Realty Company, as landlord, and Hometown (Ford dealership in Waterbury, CT.)
      10.13 Lease, dated as of April 20, 1998, between Joseph Shaker Realty Company, as landlord, and Hometown (Jeep/Eagle dealership Waterbury, CT.)
      10.14 Lease, dated as of April 20, 1998, between Rellum Realty Company, as landlord, and Hometown (Toyota dealership in Clinton, NJ)
      10.15 Lease, dated as of April 20, 1998, between Rellum Realty Company, as landlord, and Hometown (Chevrolet/Oldsmobile/Isuzu dealership In Stewartville, NJ)
      10.16 Lease, dated as of April 20, 1998, between Salvatore A. Vergopia and Janet Vergopia, as landlord, and Hometown (Lincoln Mercury dealership in Emerson, NJ)
      10.17 Inventory Loan and Security Agreement between Toyota Motor Credit Corporation and Muller Toyota, Inc.; Commercial Promissory Notes; Dealer Floor Plan Agreement
      10.18 Ford Motor Company Automotive Wholesale Installment Sale and Security Agreement with Shakers, Inc.; Power of Attorney for Wholesale Installment Sale Contract; and Automotive Installment Sale Contract
      10.19 Ford Motor Company Automotive Wholesale Installment Sale and Security Agreement with Family Ford, Inc. and Power of Attorney for Wholesale
      10.20 Chrysler Financial Security Agreement and Master Credit Agreement with Shaker's Inc.
      10.21 Lease, dated as of April 20, 1998, between Thomas E. Cosenzi optionees as landlord, and Hometown (Chrysler Plymouth dealerships in N. Brattleboro, VT.)
      10.22   Form of Stock Option Agreement with schedule of optionees
      10.23 Agreement dated May 28, 1998, between the Registrant and Pride Auto Center, Inc. (an Acquisition)
      10.24 Supplemental Agreement to Dealer Sales and Service Agreement (Publicly Traded Company) dated April 27, 1998 among Muller Chevrolet, Oldsmobile, Isuzu, Inc., Hometown Auto Retailers, Inc. and American Isuzu Motors, Inc.
      10.25 Letter consent for ownership change and initial public offering from Toyota Motor Sales, USA, Inc. dated July 24, 1998
      10.26 Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement between Hometown Auto Retailers, Inc. and General Motors, dated July 20, 1998.
      10.27 Letter consent from Ford Motor Company to Hometown Auto Retailers, Inc. relating to the Ford Division and Lincoln Mercury Division dated July 24, 1998.
      10.28 Credit Agreement dated January 6, 1999 among the registrant, specified subsidiaries, General Electric Capital Corporation, and other specified lenders. All Annexes A through I.
   (1)10.29 Credit Agreement dated March 14, 2001 among the registrant, subsidiaries of the registrant, and Ford Motor Credit Company.
   (2)10.30 Guarantee Agreement dated January 5, 1999 among the registrant and Falcon Financial, LLC.
   (2)10.31 Modification Agreement dated January 6, 1999 among the registrant, subsidiaries of the registrant and Falcon Financial, LLC.
      21.1    Subsidiaries of the Registrant
   (2)99.1    Letter to Commission Pursuant To Temporary Note 3T

      ----------
      * Unless otherwise indicated all exhibits were previously filed as an exhibit to Hometown's Registration Statement on Form S-1 (File No 333-52763), and incorporated herein by reference.
      (1) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2000, and incorporated herein by reference.
      (2)   Filed herewith.

Reports on Form 8-K:

      The Registrant did not file any reports on Form 8-K during the Quarter ended December 31, 2001.

Financial Statement Schedules:

      See below, beginning on page F-1.

Supplemental Schedules:

Report of Independent Public Accountants on Schedule is set forth on page S-1.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999 is set forth hereafter beginning on page S-2.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on May 23, 2002 on its behalf by the undersigned, thereunto duly authorized.

                                         Hometown Auto Retailers, Inc.


                                         By: /s/ Corey Shaker
                                            ------------------------------------
                                            Corey Shaker, President and Chief
                                              Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Corey Shaker
--------------------------------
Corey Shaker                            President, Chief Executive Officer and
                                        Director

/s/ Charles F. Schwartz
--------------------------------
Charles F. Schwartz                     Chief Financial Officer

/s/ William C. Muller, Jr.
--------------------------------
William C. Muller, Jr.                  Director

/s/ Joseph Shaker
--------------------------------
Joseph Shaker                           Director

/s/ Stephen A. Zelnick
--------------------------------
Stephen A. Zelnick                      Director

/s/ H. Dennis Lauzon
--------------------------------
H. Dennis Lauzon                        Director


--------------------------------
Salvatore A. Vergopia                   Director


--------------------------------
Edward A. Vergopia                      Director

/s/ Timothy C. Moynahan
--------------------------------
Timothy C. Moynahan                     Director

/s/ Steven A. Fournier
--------------------------------
Steven A. Fournier                      Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     F-2

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000
         (Restated) and 2001                                                 F-3

         Consolidated Statements of Operations for each of the three years
         in the period ended December 31, 2001 (2000 and 1999 Restated)      F-4

         Consolidated Statements of Stockholders' Equity for each
         of the three years in the period ended December 31, 2001
         (2000 and 1999 Restated)                                            F-5

         Consolidated Statements of Cash Flows for each of the three years
         in the period ended December 31, 2001 (2000 and 1999 Restated)      F-6

         Notes to Consolidated Financial Statements                          F-7

Report of Independent Public Accountants on Schedule                         S-1

         Schedule II - Valuation and Qualifying Accounts                     S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hometown Auto Retailers, Inc.:

      We have audited the accompanying consolidated balance sheets of Hometown Auto Retailers, Inc. (a Delaware Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hometown Auto Retailers, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 have been restated.


Stamford, Connecticut                                     ARTHUR ANDERSEN LLP
May 23, 2002

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                       December 31,
                                  ASSETS                                           2001          2000
                                                                                              (Restated)
                                                                                 --------      --------
Current Assets:
   Cash and cash equivalents                                                     $  4,446      $    586
   Accounts receivable, net                                                         5,656         6,149
   Inventories, net                                                                31,887        40,170
   Prepaid expenses and other current assets                                          344           326
   Deferred income taxes and taxes receivable                                       1,681           956
                                                                                 --------      --------
      Total current assets                                                         44,014        48,187
Property and equipment, net                                                        11,889        12,462
Goodwill, net                                                                      23,708        24,793
Other assets                                                                        2,231         6,130
                                                                                 --------      --------
      Total assets                                                               $ 81,842      $ 91,572
                                                                                 ========      ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable                                                      $ 32,553      $ 40,123
   Accounts payable and accrued expenses                                            6,160         5,267
   Current maturities of long-term debt and capital lease obligations                 709           620
   Deferred revenue                                                                   476           514
                                                                                 --------      --------
      Total current liabilities                                                    39,898        46,524
Long-term debt and capital lease obligations                                       12,797        13,390
Long-term deferred income taxes                                                       721         1,664
Other long-term liabilities and deferred revenue                                      974         1,351

       Total liabilities                                                           54,390        62,929
Stockholders' Equity:
   Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                                       --            --
   Common stock, Class A, $.001 par value, 12,000,000 shares
    authorized, 3,561,605 and 2,301,109 issued and outstanding, respectively            3             2
   Common stock, Class B, $.001 par value, 3,760,000 shares
    authorized, 3,613,500 and 3,699,000 issued and outstanding, respectively            4             4
   Additional paid-in capital                                                      29,730        28,786
   Retained earnings (accumulated deficit)                                         (2,285)         (149)
                                                                                 --------      --------
      Total stockholders' equity                                                   27,452        28,643
                                                                                 --------      --------
      Total liabilities and stockholders' equity                                 $ 81,842      $ 91,572
                                                                                 ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                          For the Years Ended December 31,
                                                  ---------------------------------------------
                                                      2001             2000             1999
                                                                    (Restated)       (Restated)
                                                  -----------      -----------      -----------
Revenues
   New vehicle sales                              $   158,825      $   172,759      $   173,427
   Used vehicle sales                                  83,903           75,623           82,224
   Parts and service sales                             25,402           23,869           22,735
   Other, net                                           7,630            7,131            6,929
                                                  -----------      -----------      -----------
      Total revenues                                  275,760          279,382          285,315
   Cost of sales
   New vehicle                                        148,271          161,752          162,062
   Used vehicle                                        76,189           68,981           75,385
   Parts and service                                   11,485           10,768            9,814
                                                  -----------      -----------      -----------
      Total Cost of sales                             235,945          241,501          247,261
                                                  -----------      -----------      -----------
      Gross profit                                     39,815           37,881           38,054
Amortization of goodwill                                  704              661              600
Loss from operations of e-Commerce subsidiary              --               --              515
Selling, general and administrative expenses           35,114           37,946           31,499
                                                  -----------      -----------      -----------
      Income (loss) from operations                     3,997             (726)           5,440

   Interest income                                         90                1               41
   Interest expense                                    (4,225)          (5,069)          (4,116)
   Other income                                           254               --               --
   Other expense                                           (8)             (23)             (31)
   Valuation adjustment for CarDay.com                 (3,258)              --               --
                                                  -----------      -----------      -----------
      Income (loss) before taxes                       (3,150)          (5,817)           1,334
Provision (benefit) for income taxes                   (1,014)          (2,017)             693
                                                  -----------      -----------      -----------
      Net income (loss)                           $    (2,136)     $    (3,800)     $       641
                                                  ===========      ===========      ===========

Earnings (loss) per share, basic                  $      (.32)     $      (.63)     $       .11
Earnings (loss) per share, diluted                $      (.32)     $      (.63)     $       .11
                                                  ===========      ===========      ===========
Weighted average shares outstanding, basic          6,592,436        5,995,996        5,875,342
Weighted average shares outstanding, diluted        6,592,436        5,995,996        6,003,851

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the years ended December 31, 2001, 2000 (Restated) and 1999 (Restated)
                                 (in thousands)

                                                                                                Retained
                                                    Class A               Class B           Additional    Earnings        Total
                                                 Common Stock          Common Stock          Paid-in   (accumulated   Stockholders'
                                              Shares      Amount    Shares       Amount       Capital     deficit)        Equity
                                              ------     --------   ------      --------    ----------  ------------   -------------
Balance at December 31, 1998 (Restated)        2,040     $      2    3,760      $      4     $ 25,194      $ 3,010        $ 28,210


Conversion of Class B Common
to Class A Common                                  7           --       (7)           --           --           --              --

Issuance of Class A Common to
acquire Toyota of Newburgh                       100           --       --            --        1,000           --           1,000

Net Income                                        --           --       --            --           --          641             641
                                               -----     --------    -----      --------     --------      -------        --------
Balance at December 31, 1999 (Restated)        2,147     $      2    3,753      $      4     $ 26,194      $ 3,651        $ 29,851

Conversion of Class B Common
to Class A Common                                 54           --      (54)           --           --           --              --

Issuance of Class A Common                       100           --       --            --          332           --             332

Valuation adjustment
for CarDay.com                                    --           --       --            --        2,260           --           2,260

Net Loss                                          --           --       --            --           --       (3,800)         (3,800)
                                               -----     --------    -----      --------     --------      -------        --------
Balance at December 31, 2000 (Restated)        2,301     $      2    3,699      $      4     $ 28,786      $  (149)       $ 28,643

Conversion of Class B Common
to Class A Common                                 86           --      (86)           --           --           --              --

Shares issued for Newburgh
purchase                                         200            -       --            --           --           --              --

Capital infusion from
Accredited Investors                             975            1       --            --          808           --             809

Warrants                                          --           --       --            --          166           --             166

Subscription receivable                           --           --       --            --          (30)          --             (30)

Net Loss                                          --           --       --            --           --       (2,136)         (2,136)
                                               -----     --------    -----      --------     --------      -------        --------
Balance at December 31, 2001                   3,562     $      3    3,613      $      4     $ 29,730      $(2,285)       $ 27,452
                                               =====     ========    =====      ========     ========      =======        ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            For the Years Ended December 31,
                                                                           2001          2000          1999
                                                                                      (Restated)    (Restated)
                                                                          -------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(2,136)     $ (3,800)     $    641
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities -
   Depreciation and amortization                                            1,613         1,552         1,466
   Loss on sale of assets                                                      --            --            12
   Gain on disposal of business unit                                         (254)           --            --
   Loss on write-down of CarDay.com                                         3,258            --            --
   Deferred income taxes                                                   (1,124)       (1,683)           21
   Changes in assets and liabilities:
      Accounts receivable, net                                                499           (48)          133
      Inventories                                                           8,226        11,017       (13,497)
      Prepaid expenses and other current assets                               (18)          997          (913)
      Other assets                                                             92           375          (752)
      Floor plan notes payable                                             (7,570)       (8,863)       15,320
      Accounts payable and accrued expenses                                   898           883        (1,139)
     Deferred revenue                                                         (38)          (17)           --
     Other long term liabilities and deferred revenue                        (377)           68           (12)
                                                                          -------      --------      --------
   Net cash provided by operating activities                                3,069           481         1,280
                                                                          -------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (369)         (421)       (6,187)
   Proceeds from sales of property and equipment                               14           149            44
   Investment in website for development                                       --            --        (1,251)
   Acquisitions, net of cash acquired                                          --          (876)       (3,832)
   Disposal of business unit                                                  705            --            --
                                                                          -------      --------      --------
   Net cash provided by (used in) investing activities                        350        (1,148)      (11,226)
                                                                          -------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                        --         9,406
   Principal payments of long-term debt and capital lease obligations        (504)         (714)       (1,650)
   Excess cash used to pay down floor plan notes                               --            --        (2,538)
   Other current bank borrowings, net of repayments                            --            --           500
   Due from/to related parties                                                 --            --           349
   Issuance of common stock and warrants                                      945           332            --
                                                                          -------      --------      --------
   Net cash provided by (used in) financing activities                        441          (382)        6,067
                                                                          -------      --------      --------
Net increase (decrease) in cash and cash equivalents                        3,860        (1,049)       (3,879)
CASH AND CASH EQUIVALENTS, beginning of period                                586         1,635         5,514
                                                                          -------      --------      --------
CASH AND CASH EQUIVALENTS, end of period                                  $ 4,446      $    586      $  1,635
                                                                          =======      ========      ========
 Cash paid for - Interest                                                 $ 3,988      $  4,571      $  4,114
                                                                          =======      ========      ========
 Cash paid for - Taxes                                                    $   146      $    204      $  1,048
                                                                          =======      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      During 1999, the Company invested in an internet-commerce subsidiary, CarDay.com. CarDay is an Internet auction site that offers a buying experience that offers many of the features generally not available outside the traditional dealership environment. In January 2000, CarDay obtained $25 million in financing from a group of venture capital firms. As a result of that financing, Hometowns ownership interest in CarDay was reduced from 82% to 10.7% and to increase the carrying value of its investment to $3,258,000. Since CarDay is a "Development Stage Company", the Company treated the resulting increase in value of the investment as an increase in additional paid-in-capital. This is in accordance with Securities and Exchange Commission Staff Accounting Bulletin 51. The investment in CarDay.com is accounted for on the cost basis. The Company believes that any similar future transactions are unlikely. At December 31, 1999, organizational and website development costs of CarDay of $515,000 are included in the consolidated financial statements of the Company. Subsequent to January 20, 2000, the operating results of CarDay are not reflected in Hometown's financial statements as Hometown's ownership interest has fallen below 20%. In the fourth quarter of fiscal 2001, CarDay ceased operations, accordingly the Company considers the investment to be permanently and totally impaired. (Note 4)

      Basis of Presentation

      In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown. The Acquisitions were acquired for cash.

      Principals of Consolidation

      The consolidated financial statements include all significant majority owned subsidiaries. All intercompany accounts and transactions among the consolidated subsidiaries have been eliminated.

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

2.    RESTATEMENT OF PRIOR YEARS FINANCIAL STATEMENTS

      Subsequent to fiscal year end December 31, 2001, the Company determined:
(i) two dealership operating leases should have more appropriately been classified as capital leases, (ii) certain manufacturer incentives should have been more appropriately reflected as a reduction of inventory costs, and (iii) certain insurance product sales generated in Connecticut should be recognized over the life of the contract due to operating under a dealer obligor status according to state law. Accordingly, the Company has restated prior year financial statements to reflect these changes. These restatements and the effect on 2001 results are as follows:

      (i) Reflecting the two leases as capital leases resulted in recording an increase in buildings and capital lease obligations of $5.2 million as of July 1998, the lease inception date. For each period in the restated financial statements the Company has recorded (a) depreciation expense on the building,
(b) interest expense and principal payments on the related capital lease obligation and (c) eliminated the lease expense that had previously been recorded. The effect on income before taxes from these adjustments was to reduce pre-tax income by $147,000, $165,000 and $181,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The after tax effect of these adjustments was to reduce net income $99,000, $108,000 and $87,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These adjustments caused a reduction in basic and diluted earnings per share of approximately $0.02, $0.02 and $0.01 for the years ended December 31, 2001, 2000 and 1999, respectively.

      (ii) Manufacturers provide certain assistance to dealerships that had been recorded as a reduction of interest expense when received. This is more appropriately reflected as a reduction of inventory costs and cost of sales at the time of sale of the vehicle. The effect on income before taxes from these adjustments was to increase pre-tax income by $253,000 for the year ended December 31, 2001 and to reduce pre-tax income by $214,000 and $132,000 for the years ended December 31, 2000 and 1999, respectively. The after tax effect of these adjustments was to increase net income by $171,000 for the year ended December 31, 2001 and to reduce net income by $140,000 and $63,000 for the years ended December 31, 2000 and 1999, respectively. These adjustments caused an increase in basic and diluted earnings per share of $0.03 for the year ended December 31, 2001, and a decrease of $0.02 and $0.01 in basic and diluted earnings per share for the years ended December 31, 2000 and 1999, respectively.

      (iii) Connecticut dealerships operate under state laws which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. Previously, the income had been recognized at the time of sale of the vehicle. The revenue is taken into income over a five-year period, which is the life of the contract. The effect on income before taxes from these adjustments was to increase pre-tax income by $144,000, $46,000 and $12,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The after tax effect of these adjustments was to increase net income by $98,000, $30,000 and $6,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These adjustments increased basic and diluted earnings per share by $0.01, $0.01 and $0.00 for each of the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000 the Company had $1,264,000 and $1,408,000 of deferred revenue, respectively. During the first quarter of 2002, this state law has changed which will result in Hometown recording insurance and service contract income at the time of sale of the vehicle, the change in the law was not retroactive. During 2002, 2003, 2004, 2005, 2006 and 2007, Hometown will record approximately an additional $322,000, $398,000, $282,000, $170,000, 75,000 and $17,000 respectively, for insurance and service contract income due to the change in the state law.

      The total effect of the aforementioned adjustments was to increase income before taxes $250,000 for the year ended December 31, 2001 and reduce income before taxes $333,000 and $301,000 for the years ended December 31, 2000 and 1999, respectively. The total effect of these changes was to increase net income $170,000 for the year ended December 31, 2001 and reduce net income $218,000 and $144,000 for the years ended December 31, 2000 and 1999, respectively. The total effect of these changes was to increase basic and diluted earnings per share $0.03 for the year ended December 31, 2001 and reduce basic and diluted earnings per share $0.03 and $0.02 for the years ended December 31, 2000 and 1999, respectively. Restated basic and diluted earnings per share is $(0.63) and $(0.11) for the years ended December 31, 2000 and 1999, respectively.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Revenue Recognition

      Revenues for vehicle and parts sales are recognized upon delivery to or acceptance by the customer. Revenues for vehicle service are recognized when the service has been completed. Sales discounts and service coupons are accounted for as a reduction to the sales price at the point of sale. Manufacturer incentives and rebates, including holdbacks, are not recognized until earned in accordance with respective manufacturers incentive programs.

      Finance, Insurance and Service Contract Income Recognition

      The Company arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers and the predetermined financing rate set by the financing institution. In addition, the Company receives commissions from the sale of credit life and disability insurance and extended service contracts to customers. The revenues from financing fees and commissions are generally recorded at the time of the sale of the vehicles. These revenues are recorded on a net basis. Connecticut dealerships operate under state laws which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. At December 31, 2001 and 2000 the Company had $1,264,000 and $1,408,000 of deferred revenue, respectively. During the first quarter of 2002, this state law has changed which will result in the Hometown recording insurance and service contract income at the time of slae of the vehicle, the change in the law was not retroactive. During 2002, 2003, 2004, 2005, 2006, and 2007, Hometown will record approximately $322,000, $398,000, $282,000, $170,000, 75,000 and $17,000 respectively, in additional insurance and service contract income due to the change in the state law.

      The Company may be charged back ("chargebacks") for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. The reserves for future charge backs are based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and service contract income, net of estimated chargebacks, are included in other dealership revenue in the accompanying consolidated financial statements.

      Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, cash on deposit, marketable securities and liquid investments, such as money market accounts, that have an original maturity of three months or less at the date of purchase.

      Contracts-in-Transit

      Contracts-in-transit represent receivables from finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by the Company.

      Inventories

      New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.4 million and $0.3 million at December 31, 2001 and 2000, respectively.

      Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

      Capital Lease Obligations

      The Company classifies two dealership leases as capital leases. The Company depreciates these properties over the terms of the lease (Note 2).

      Company Guarantees

      The Company guarantees or partially guarantees loans advanced by financial institutions to certain customers. It is the Company's policy to provide reserves for potential future default losses based on available historical information. The Company guarantees certain mortgage debt obligations of the lessor, related to two dealership leases.

      Goodwill

      Goodwill represents the excess of purchase price over the estimated fair value of the net assets acquired and is being amortized on a straight-line basis over a 40 year period.

      Impairment of Goodwill and Other Long-lived Assets

      The Company periodically reviews goodwill, certain related intangibles and other long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers relevant cash flow, management's strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates an impairment, the carrying amount would then be compared to discounted expected future cash flows. The difference would be recorded as an impairment of assets. The discount rate used is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. As of December 31, 2001, the Company does not believe any impairment exists based on this methodology.

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

      Interest Expense

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance is recorded as a reduction of cost of sales when the vehicle is sold (Note 2).

      Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash and cash equivalents; floor plan notes payable and long-term debt. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The carrying amounts of floor plan notes payable approximate fair value due to their variable interest rates. The fair market value of long-term debt approximated the carrying value at December, 31, 2001. The fair value of long-term debt is estimated based on the current rates offered for similar debt instruments with the same remaining maturities.

      Advertising and Promotion

      The Company expenses advertising and promotion as incurred. Automobile Manufacturers periodically provide advertising assistance, or subsidies, which is recorded as a reduction the dealer's advertising expense.

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

      Earnings (loss) per Share

      "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. (Note 9 and 16)

      Stock-based Compensation

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

      Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Consolidated Statements of Cash Flows

      The net change in floor plan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the accompanying consolidated statements of cash flows.

      Reclassification

      Certain prior year amounts have been reclassified to conform to the 2001 presentation.

      Segments

      The Company's management considers its business to be a single segment-Automotive Retailing. The Company's sales and services are through similar distribution channels, and the Company's customers are similar for all sources of revenues. Management evaluates its operating results by dealerships, which are all located in the Northeastern United States.

      New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. Discontinued operations accounting will be used for a component of an entity and future operating losses of discontinued operations will no longer be accrued. Additionally, assets acquired and held for disposal are recorded based on fair value less cost to sell at the acquisition date. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

      In June 2001, the FASB approved SFAS Nos. 141 and 142 "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS 142, among other things, eliminates the need to amortize goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.

      Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. These statements are effective for the Company beginning January 1, 2002.

      Goodwill amortization, which will cease on January 1, 2002, was $704,000, $661,000 and $600,000 during 2001, 2000 and 1999, respectively. By the end of the first quarter of fiscal year 2002, the Company must perform an impairment analysis of non-goodwill intangible assets. Furthermore, the first step of the goodwill transition impairment test must be completed by June 30, 2002 and make disclosure of the effect in the second quarter. By calendar year end, the Company is required to determine the correct implied fair value of the goodwill and record any impairment charges that result from this application as a cumulative effect of a change in accounting principle. Future impairment losses would be recorded as an operating expense.

      The Company is currently evaluating the impact of SFAS 142 on its consolidated financial statements and believes that, if the current market price of the Company's common stock is indicative of fair value, the majority of its goodwill may be impaired as of the initial adoption of this statement.

4.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

      Accounts receivable, net consist of the following:

                                                     12/31/01      12/31/00
                                                     --------      --------
                                                         (in thousands)
      Due from manufacturers                          $1,416        $1,239
      Due from finance companies                       3,170         3,530
      Parts and service receivables                      481           698
      Other                                              589           682
                                                      ------        ------
         Total receivables, net                       $5,656        $6,149
                                                      ======        ======

      The allowance for doubtful accounts was $0.3 million and $0.9 million as of December 31, 2001 and 2000, respectively. In assessing the allowance for doubtful accounts, the Company considers historical losses as well as current performance with respect to past due accounts.

      Inventories, net consist of the following:

                                                    12/31/01      12/31/00
                                                    --------      --------
                                                        (in thousands)
      New Vehicles                                  $21,722        $30,608
      Used Vehicles                                   8,559          7,529
      Parts, accessories and other                    1,606          2,033
                                                    -------        -------
         Total Inventories                          $31,887        $40,170
                                                    =======        =======

Other Assets

      CarDay Inc.

      On October 18, 2001, CarDay Inc. ceased operations. Hometown owns 7,380,000 shares of CarDay Inc. It is not anticipated that any shareholders will receive any distributions from the dissolution of CarDay Inc.

      CarDay Inc. began operations in 1999 as an 82% owned subsidiary of Hometown. For the year ended December 31, 1999, the assets, liabilities and results of operations of CarDay Inc. were included in Hometown's financial statements. In January 2000, CarDay Inc. obtained $25 million in financing from a group of venture capital providers. The result of this financing was to reduce Hometown's ownership from 82% to 10.7%, and to increase the carrying value of its investment to $3,258,000. Subsequent to this dilution of ownership, Hometown no longer reflected the assets, liabilities and results of operations of CarDay Inc. in its financial statements because ownership had been reduced to an amount below 20%. Hometown recorded the increase in value of the investment, net of a deferred tax liability, as an increase in Additional paid-in capital.

      As a result of CarDay Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired. The entire investment in CarDay Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 has been charged against income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the year by $2,083,000 and reducing Earnings per share, fully diluted, for the year by $0.32. The charge does not affect cash, cash flow from operations, or liquidity and capital resources.

      Summarized financial data for CarDay, Inc. for the periods owned for which it was not part of the Companies consolidated financial results is as follows:

      Balance Sheet Data                              As of December 31, 2000
                                                               (000's)
                                                    ----------------------------
      Current Assets                                          $  7,697
      Total Assets                                            $ 11,363

      Current Liabilities                                     $    568
      Convertible Preferred Stock                             $      7
      Other Shareholders' Equity                              $ 10,421

      Statement of Operations Data                  Year Ended December 31, 2000
                                                               (000's)
                                                    ----------------------------
      Revenues                                                $    272
      Gross profit                                            $    225
      Loss from operations                                    $(14,910)
      Net loss                                                $(14,353)

      Accounts payable and accrued expenses consist of the following:

                                                        12/31/01       12/31/00
                                                        --------       --------
                                                             (in thousands)
      Accounts payable, trade                            $2,319         $  993
      Accrued compensation costs                            655            273
      Sales and use tax                                     619            618
      Customer payoffs                                      368            338
      Reserve for finance, insurance and
                service contract chargebacks                270            142
      Reserve for guarantees on finance contracts           377          1,205
      Reserve for policy work expenses                      226            158
      Other accrued expenses                              1,326          1,540
                                                         ------         ------
      Total                                              $6,160         $5,267
                                                         ======         ======

      Other long-term liabilities and deferred revenue

      The Company receives commissions from the sale of insurance products and extended service contracts to customers. These revenues are recorded on a net basis. Connecticut dealerships operate under state laws which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. At December 31, 2001 the Company had $1,264,000 of deferred revenue of which $476,000 was current and $788,000 was long-term. At December 31, 2000 the Company had $1,408,000 of deferred revenue of which $514,000 was current and $894,000 was long-term. During the first quarter of 2002, this state law has changed which will result in the Hometown recording insurance and service contract income at the time of sale of the vehicle, the change in the law was not retroactive. During 2002, 2003, 2004, 2005, 2006 and 2007, Hometown will record approximately an additional $322,000, $398,000, $282,000, $170,000,
75,000 and $17,000 respectively, for insurance and service contract income due to the change in the state law. Deferred revenue will decrease each year by these amounts.

      During 1999, the Company entered into a non-compete agreement with the previous owner of one of the Acquisitions. The payments under this agreement are due in equal installments over 46 months. The liability for the remaining obligation under the agreement, included in other long-term liabilities at December 31, 2001 and 2000, was $173,000 and $272,000 respectively. The related asset is included in the other assets on the accompanying consolidated financial statements and is being amortized over 10 years, representing the life of the non-compete agreement.

5.    PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:


                                                        Estimated Useful
                                                         Lives in Years      12/31/01      12/31/00
                                                        ----------------     --------      --------
                                                                                 (in thousands)
      Land and land improvements                            15 to 20         $  4,293      $  4,293
      Buildings and leasehold improvements                 7 to 31.5            8,369         8,276
      Machinery, equipment, furniture and fixtures           3 to 7             2,803         2,672
      Vehicles                                                 5                  111           118
      Construction in progress                                                     97            30
                                                                             --------      --------
         Sub-total                                                             15,673        15,389
      Less - accumulated depreciation                                          (3,784)       (2,927)
                                                                             --------      --------
         Total                                                               $ 11,889      $ 12,462
                                                                             ========      ========

      Included in land and land improvements is land held for sale of $500,000. Included in buildings and leasehold improvements are capital leases for two dealerships totaling $5,180,000 for the year ended December 31, 2001 and 2000. Construction in progress represents a dealership showroom currently under construction. The Company expects spending on this project to be approximately $1,250,000 in 2002. Depreciation will begin once the asset is placed in service. Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $909,000, $891,000 and $866,000 respectively.

6.    FLOOR PLAN NOTES PAYABLE AND INTEREST EXPENSE

                                           12/31/01   12/31/00    12/31/99
                                           --------   --------    --------
                                                   (in thousands)
      Floor plan notes payable             $32,553     $40,123     $48,986
                                           =======     =======     =======
      Floor plan interest expense          $ 2,548     $ 3,370     $ 2,662
                                           =======     =======     =======

      On March 15, 2001, the Company completed a refinancing of its revolving line of credit with GE Capital Corporation ("GECC") to a traditional floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC").

      The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount.

      The FMCC floor plan loans carry an interest rate of prime less 0.75% for new vehicles and prime less 0.50% for used vehicles. These rates are for the first year only. Subsequent to the first year the Company will be subject to the FMCC standard financing agreement. From March 15, 2001 through December 31, 2001, interest ranged from 4.00% to 7.25% for new vehicles and from 4.25% to 7.50% for used vehicles.

      The Company is in the process of renewing its floor plan agreement with FMCC. The Company expects rates under the new plan to increase in relation to the current plan particularly with respect to the rates charged for used vehicles. The new agreement has not been finalized at the time of the filing of this 10-K.

      The GECC agreement provided financing for the Company's vehicle purchases as well as operating expenses. Under the GECC facility the maximum line was $41,145,000 as of December 31, 2000. Current availability at December 31, 2000 was $1,022,000. The GECC facility was a revolving line of credit not specifically lent to purchase individual vehicles. Therefore, the loan balance cannot be allocated to vehicle categories.

      Interest rates on the GECC floor plan arrangements ranged from 9.2% to 9.9% during 2001, through its close in March 2001, and 7.4% to 9.4% during 2000. The arrangement included a swing line that handled daily loan activity. The balance of the swing line was swept into the floor plan line once monthly. The interest rates on the swing line ranged from 9.1% to 9.6% during 2001 and from 8.6% to 9.6% during 2000.

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance was $1.7 million, $2.3 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, and is recorded as a reduction of cost of sales when the vehicle is sold. Of these amounts, $0.2 million, $0.5 million and $0.3 million was recorded as a reduction of inventory at December 31, 2001, 2000 and 1999, respectively.

7.    LONG TERM DEBT AND CAPITAL LEASE OBLIGATION

                                                                                        12/31/01    12/31/00
                                                                                        --------    --------
                                                                                            (in thousands)
      Real estate mortgage note payable, due in monthly installments
      including interest at 10%, maturing May 1, 2014                                    $ 8,607     $ 8,899
      Capital lease obligations, due in monthly installments including interest at
      10.0%, maturing in March 2013                                                        4,604       4,794
      Mortgage note payable, due in monthly installments including interest at
      10.5%, maturing in July 2003, relating to assets held for sale                         158         283
      Various due in monthly  installments  including  interest ranging from 7.2% to
      14.6%, maturing on various dates through October 2006                                  137          34
                                                                                         -------     -------
                                                                                          13,506      14,010
      Less: Current portion                                                                  709         620
                                                                                         -------     -------
      Total Long Term Debt and Capital Lease Obligations                                 $12,797     $13,390
                                                                                         =======     =======

      Maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows:

                      Year ending                   Aggregate
                      December 31,                  Obligation
                      ------------                  ----------
                                                  (in thousands)
                          2002                        $   709
                          2003                            720
                          2004                            703
                          2005                            772
                          2006                            838
                       Thereafter                       9,764
                                                      -------
                                                      $13,506
                                                      =======

8.    RELATED PARTY TRANSACTIONS

      Leases

      Certain officers of the Company lease to the dealerships the premises under various leases, two of which are classified as capital leases. (See Note 5 and 13). In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of the Company. As of December 31, 2001 the mortgage debt balance is $5.2 million. The Company makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

      Due from related parties, included in other assets on the consolidated balance sheet, are as follows:

                                                                              12/31/01         12/31/00
                                                                              --------         --------
                                                                                   (in thousands)
      Note receivable from a company owned by an officer of the Company,
      non-interest bearing with payment due monthly of $3,000                   $121             $156

      Other, net                                                                  40               10
                                                                                ----             ----
          Total                                                                 $161             $166
                                                                                ====             ====

9.    CAPITAL STRUCTURE AND PER SHARE DATA

      Preferred Stock

      The Company's Certificate of Incorporation provides that its Board of Directors has the authority, without further action by the holders of the outstanding Common Stock, to issue up to two million shares of Preferred Stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. As of December 31, 2001 and 2000, the Company does not have any

Preferred Stock outstanding. The designations, rights and preferences of any Preferred Stock would be set forth in a Certificate of Designation which would be filed with the Secretary of the State of Delaware.

      Common Stock - Class A and Class B

      The Class A Common Stock and the Class B Common Stock each have a par value of $.001 per share and are identical in all respects, except voting rights and the convertibility of the Class B Common Stock. Subject to any special voting rights of any series of Preferred Stock that may be issued in the future, the holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Except as otherwise required by law, both Class A Common Stock and Class B Common Stock vote together as one class on all matters to be voted on by stockholders of the Company, including the election of directors. Class A Common Stock is not convertible. The Class B Common Stock is convertible into Class A Common Stock on a share for share basis, at any time at the election of the holder and is automatically converted into Class A Common Stock upon any transfer to a person who is not then an officer or director of the Company or of a subsidiary of the Company. All of the outstanding shares of Class B Common Stock, representing approximately 89% of the aggregate voting power of the Company, are beneficially owned by the principals of the Core Operating Companies, including a majority of the Board of Directors of Hometown. Neither class of Common Stock has redemption, preemptive or sinking fund rights. Holders of both classes of Common Stock are entitled to dividends as and when declared by the Board of Directors from funds legally available therefore and, upon liquidation, dissolution or winding up of the Company, to participate ratably in all assets remaining after payment of all liabilities. Except for the $30,000 subscription receivable discussed in Note 10, all shares of Common Stock issued and outstanding are fully-paid and non-assessable.

      Warrants

      In connection with the "Private Equity Financing" (Note 10), the Company issued warrants that entitled the holders to purchase up to 487,498 shares of Class A Common Shares at a purchase price of $1.20 per share, exercisable over a three-year period.

      In connection with the Initial Public Offering, the Company granted to the Paulson Securities (the "Representative"), Representative's Warrants, entitling the holders thereof to purchase up to 180,000 shares of Class A Common Stock at a purchase price of $10.80 per share over a four-year period commencing one year from the effective date of the Offering.

      Per Share Data

This following represents reconciliation from basic earnings per share to diluted earnings per share.

                                                                             Year Ended December 31;
                                                                             -----------------------
                                                              2001                    2000                1999
                                                          -------------          -------------          ---------
                                                                                (in thousands)
      Determination of Share:
      Weighted average shares outstanding, basic          6,592,436              5,996,146              5,875,342
      Contingent shares from stock guaranty                      --                     --                128,509
                                                          ---------              ---------              ---------
      Weighted average shares outstanding, diluted        6,592,436              5,996,146              6,003,851
                                                          =========              =========              =========
      Earnings (loss) per share, basic                    $    (.32)             $    (.63)             $     .11
      Earnings (loss) per share, diluted                  $    (.32)             $    (.63)             $     .11
                                                          =========              =========              =========

      Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,283,248, 482,000 and 454,000 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings
(loss) per share because either the option and warrant prices were greater than the average market price of the common shares, or the effect would be anti-dilutive. The Company had potentially dilutive securities related to a stock guarantee issued in connection with an acquisition (Note 18) of approximately 1,900,000 common shares as of December 31, 2000 that was not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

10.   PRIVATE EQUITY FINANCING

      On July 23, 2001, the Board of Directors voted in favor of raising up to $1.5 million in a private equity financing through the sale of Units to accredited investors at a price of $2.00 per Unit. Each Unit consists of two shares of Class A Common Stock of Hometown plus a warrant to purchase one additional share at an exercise price of $1.20 per share, exercisable within a three-year period. On July 19, 2001, agreements were signed with 10 accredited investors and a total of 974,996 Class A Common shares were issued, as follows:

         Investor                # of Units Purchased     # of Shares Issued

         Corey Shaker                      35,714                 71,428
         Steven Shaker                     35,714                 71,428
         Janet Shaker                      35,714                 71,428
         Richard Shaker                    35,714                 71,428
         Joseph Shaker                     35,714                 71,428
         Edward Shaker                     35,714                 71,428
         Edward D. Shaker                  35,714                 71,428
         William C. Muller Trust          100,000                200,000
         William Muller, Jr.              100,000                200,000
         Paul Yamin                        37,500                 75,000
                                          -------                -------

                  Total                   487,498                974,996
                                          -------                -------

      Corey Shaker, Steven Shaker and William Muller, Jr. are officers of the Company. Joseph Shaker is a Director of the Company.

      This was recorded as an increase in additional paid in capital in the July 2001. At December 31, 2001, William Muller, Jr. owes the Company $30,000. This is recorded in subscriptions receivable which is a reduction to additional paid in capital at December 31, 2001.

11.   INCOME TAXES

      Federal and state income taxes (benefits) are as follows:

                                                12/31/01    12/31/00    12/31/99
                                                --------    --------    --------
                                                         (in thousands)
      Federal:
          Current                                $  (377)    $(1,275)     $431
          Deferred                                  (485)       (479)       19
      State:
          Current                                    (20)       (191)      241
          Deferred                                  (132)        (72)        2
                                                 -------     -------      ----
         Total Income Taxes                      $(1,014)    $(2,017)     $693
                                                 =======     =======      ====

      Actual income tax expense differs from income tax expense computed by applying a U.S. federal statutory corporate tax rate of 34% to income (losses) before income taxes as follows:

                                                12/31/01    12/31/00    12/31/99
                                                --------    --------    --------
      Provision at the statutory rate             (34.0%)     (34.0%)    34.0%
      Increase (decrease) resulting from:
          State income tax, net of benefit for
             Federal deduction                     (3.1%)      (3.1%)     9.0%
             Non-deductible goodwill                4.9%        2.2%      7.0%
          Other                                       --        0.2%      2.0%
                                                 -------     -------     -----
      Effective tax rate                          (32.2%)     (34.7%)    52.0%
                                                 =======     =======     =====

      Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                          12/31/01      12/31/00
                                                          --------      --------
                                                              (in thousands)
      Deferred income taxes and taxes receivable:
      Current net operating loss carryforward              $ 1,373      $   750
      Reserves and accruals not deductible
        until paid                                             117           --
      Tax on current portion of deferred revenue               191          206
                                                           -------      -------

                   Total                                   $ 1,681      $   956
                                                           =======      =======

      Deferred tax assets - long term:
      Long term net operating loss carryforward            $   901      $ 1,265
      Tax on long term portion of deferred revenue             315          358
      Deferred tax on capital leases treated as
        operating leases for tax purposes                      228          177
      Deferred tax on floor plan interest treated as
        reduction of inventory for book presentation            --          193
                                                           -------      -------

                   Total                                   $ 1,444      $ 1,993
                                                           =======      =======

      Deferred tax liabilities:
      LIFO recapture                                       $    --      $   (53)
      Amortization of goodwill                                (424)        (283)
      Depreciation                                            (111)         (75)
      CarDay Reserve                                            --       (1,175)
      Other                                                   (186)         (78)
                                                           -------      -------
        Net deferred tax liability                         $  (721)     $(1,664)
                                                           =======      =======

12.   ADVERTISING AND PROMOTION

      The Company expenses advertising and promotion as incurred. Advertising and promotion expenses included in Selling, General and Administrative Expenses, net of manufacturers' rebates and assistance, were approximately $3.1 million, $2.8 million, and $2.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Manufacturers advertising rebates and assistance was approximately $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999 respectively.

13.   OPERATING LEASES

      The Company has executed leases for the premises occupied by its dealerships. Certain of the leases are with related parties. The minimum rental commitments required under these operating leases after December 31, 2001 are as follows:

       Year ending December 31,      Total Obligation     Related Parties        Other
       ------------------------      ----------------     ---------------        -----
                                                          (in thousands)
       2002                               $1,660                 $912             $748
       2003                                1,560                  912              648
       2004                                1,342                  912              430
       2005                                1,172                  912              260
       2006                                1,128                  912              216
       Thereafter                          6,436                6,004              432
                                         -------              -------           ------
       Total                             $13,298              $10,564           $2,734
                                         =======              =======           ======

      Total expense for operating leases and rental agreements was $1,729,000, $1,992,000 and $2,059,000 for the years ending December 31, 2001, 2000 and 1999 respectively.

      Total expense for operating leases and rental agreements with related parties was $912,000, $912,000 and $1,092,000 for the years ending December 31, 2001, 2000 and 1999 respectively.

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

      The Company has retained litigation counsel to represent us in this action. A motion has been granted such that only a single shareholder remains as an individual shareholder defendant. Also, the Company has filed counterclaims to recover damages associated with the Vergopia's breaches of certain agreements, as well as breaches of their fiduciary duties. Discovery is proceeding in this action.

      The Company believes that the Vergopias commenced this action in response to the dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with the Company. The Company believes it has meritorious defenses and is vigorously defending this action. The Company does not believe that the eventual outcome of the case will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

      Guaranties

      One of the Company's dealerships, prior to fiscal 2000, had entered into various arrangements whereby the Company guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 2001, the Company fully and partially guaranteed limousine vehicle loans aggregating approximately $558,000.

      (ii) Portfolio of vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 2001, the Company fully guaranteed vehicle loans associated with these customers aggregating approximately $188,000.

      The Company has provided a reserve for potential future default losses associated with the guarantees based on available historical information.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of the Company. As of December 31, 2001 the mortgage debt balance is $5.2 million. The Company makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

15.   EMPLOYEE BENEFIT PLANS

      The Company maintains the Hometown Auto Retailers, Inc. 401(k) Plan (the "Plan") for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitation. The Company may make annual matching contributions to the Plan at its discretion. No contributions are to be made by the Company to the Plan for the years ended December 31, 2001 and 2000. Contributions to the Plan were $48,000 in 1999.

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

      The following tables summarize information about stock option activity and amounts:

                                                          Weighted Average     Weighted Average
                                     Number of Shares     Price per Share         Fair Value
                                     ----------------     ----------------     ----------------
Balance at December 31, 1998              297,555              $ 8.90
Options Granted                            51,200                4.31               $1.03
Canceled                                  (74,555)               9.00
                                          -------              ------

Balance at December 31, 1999              274,200                8.01
Options Granted                            50,000                1.24               $0.65
Canceled                                  (22,200)               7.30
                                          -------              ------

Balance at December 31, 2000              302,000              $ 7.24
Options Granted                           368,000                1.69               $0.33
Canceled                                  (54,250)               4.42
                                          -------              ------

Balance at December 31, 2001              615,750              $ 4.17
                                          =======              ======

Exercisable at December 31, 1999           84,733              $ 8.64
                                          =======              ======

Exercisable at December 31, 2000          161,333              $ 8.63
                                          =======              ======

Exercisable at December 31, 2001          283,668              $ 7.18
                                          =======              ======

                           Number of
   Range of                 Options              Weighted          Weighted Average         Options           Weighted
   Exercise             Outstanding at           Average            Exercise Price        Exercisable      Avg. Exercise
    Prices                 12/31/01           Remaining Life          Per Share           at 12/31/01          Price
----------------        --------------        --------------       ----------------       -----------      --------------
$0.65 to $1.50              236,875                5.49                 $ 1.10               46,668           $ 1.18
$2.25 to $3.00              161,875                4.18                 $ 2.39               20,000           $ 3.00
$5.00 to $6.00               10,000                1.75                 $ 5.94               10,000           $ 5.94
$9.00                       207,000                1.70                 $ 9.00              207,000           $ 9.00
                            -------                ----                 ------              -------           ------
                            615,750                3.81                 $ 4.17              283,668           $ 7.18
                            =======                ====                 ======              =======           ======

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

      In 2001, the dividend yield was assumed to be 0%, the risk-free interest rate ranged from 4.0% to 4.98%, the expected option life was 5 years and the expected volatility was 75%. In 2000, the dividend yield was assumed to be 0%, the risk-free interest rate was 6.00%, the expected option life was 3 years and the expected volatility was 73.58%. In 1999, the dividend yield was assumed to be 0%, the risk-free interest rate was 6.48%, the expected option life was 3 years and the expected volatility was 40.0%.

      As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value under Accounting Principles Board ("APB") Opinion No, 25. Accordingly, no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

    (in thousands, except per share amounts)                 2001         2000       1999
                                                          -------      -------      -----
    Net Income (Loss) as reported                         $(2,136)     $(3,800)     $ 641
    Estimated fair value of option grants, net of tax         (73)         (19)       (32)
                                                          -------      -------      -----
    Net Income (Loss), adjusted                           $(2,209)     $(3,819)     $ 609
                                                          =======      =======      =====

    Adjusted earnings per share, basic                    $  (.34)     $  (.64)     $ .10

    Adjusted earnings per share, diluted                  $  (.34)     $  (.64)     $ .10

17    OTHER INCOME / OTHER EXPENSE

      The significant components of Other Income and Other Expense are:

                                                12/31/01   12/31/00   12/31/99
                                                --------   --------   --------
    Other Income:
    Gain on sale of Morristown franchise          $ 254        --         --
                                                  -----      ----       ----
    Total Other Income                            $ 254        --         --
                                                  =====      ====       ====
    Other Expense:
    Loss on sale of fixed assets                  $  --      $ --       $ (3)
    Miscellaneous                                    (8)      (23)       (28)
                                                  -----      ----       ----
    Total Other Expense                           $  (8)     $(23)      $(31)
                                                  =====      ====       ====

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first six months of 2001, Hometown received the purchase price plus $40,000 for parts returned, and paid out a broker's commission of $35,000. The transaction resulted in Hometown recording a $254,000 gain on the sale.

18.   ACQUISITIONS

      On April 1, 1999, Hometown acquired Newburgh Toyota. The purchase price was $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. The acquisition resulted in goodwill of approximately $2.7 million.

      The Company guaranteed that stock issued in connection with this acquisition will have a market value of at least $1,000,000 by March 31, 2001. Such amount was included in the original purchase accounting. On June 28, 2001, an agreement was signed with the former owners settling the guarantee whereby the Company issued 200,000 shares of Hometown stock and will pay $240,000, payable in monthly installments through December 31, 2002 and a monthly profit sharing payment equal to 20% of Newburgh Toyota's monthly pre-tax income over $57,142 for the period from April 1, 2001 to December 31, 2002. In accordance with APB No. 16, the issuance of the 200,000 shares and the cash settlement did not result in a change in purchase accounting as the original purchase accounting contemplated the guaranteed stock price and because the settlement is outside of the allocation period. The cash settlement is being accounted for as a period expense.

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

      All goodwill is being amortized over a 40-year period. The cumulative amount of goodwill amortization through December 31, 2001, 2000 and 1999 is $2,177,000, $1,473,000 and $812,000, respectively. Goodwill amortization expense was $704,000, $661,000 and $600,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                            QUARTERLY FINANCIAL DATA
                      Consolidated Statements of Operations
                                    RESTATED
              For the years ended December 31, 2001, 2000 and 1999
                     (in thousands, except per share data)
                                   (unaudited)

                                      2001

                                                                1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.     Total Year
                                                                --------      --------      --------      --------     ----------
Net Sales                                                       $ 60,647      $ 74,454      $ 71,517      $ 69,142      $ 275,760
Cost of Sales                                                     51,457        63,311        61,277        59,900        235,945
                                                                --------      --------      --------      --------      ---------
       Gross profit                                                9,190        11,143        10,240         9,242         39,815

Amortization of goodwill                                             178           175           176           175            704
Selling, general and administrative expenses                       7,531         9,000         8,548        10,035         35,114
                                                                --------      --------      --------      --------      ---------
        Income from operations                                     1,481         1,968         1,516          (968)         3,997

Interest income                                                        1            29            45            15             90
Interest expense                                                  (1,271)       (1,096)         (976)         (882)        (4,225)
Other income                                                         254            --            --            --            254
Other expense                                                         (1)           (1)           (3)           (3)            (8)
Valuation adjustment                                                  --            --        (3,258)           --         (3,258)
                                                                --------      --------      --------      --------      ---------
       Income (loss) before taxes                                    464           900        (2,676)       (1,838)        (3,150)

Provision (benefit) before taxes                                     267           291          (930)         (642)        (1,014)
                                                                --------      --------      --------      --------      ---------
       Net income (loss)                                        $    197      $    609      $ (1,746)     $ (1,196)     $  (2,136)
                                                                ========      ========      ========      ========      =========
Per share information:
Earnings (loss) per share, basic                                $   0.03      $   0.10      $  (0.24)     $  (0.17)     $   (0.32)
Earnings (loss) per share, diluted                              $   0.02      $   0.10      $  (0.24)     $  (0.17)     $   (0.32)
Weighted average shares, basic                                   6,000.1       6,000.1       7,175.1       7,175.1        6,592.4
Weighted average shares, diluted                                 8,032.3       6,200.1       7,175.1       7,175.1        6,592.4

                            QUARTERLY FINANCIAL DATA
                      Consolidated Statements of Operations
                                    RESTATED
        For the years ended December 31, 2001, 2000 and 1999 (continued)
                     (in thousands, except per share data)
                                   (unaudited)

                                      2000

                                                                1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.     Total Year
                                                                --------      --------      --------      --------     ----------
Net Sales                                                       $ 73,911      $ 74,654      $ 69,728      $ 61,089      $ 279,382
Cost of Sales                                                     64,241        64,366        59,626        53,268        241,501
                                                                --------      --------      --------      --------      ---------
       Gross profit                                                9,670        10,288        10,102         7,821         37,881
Amortization of goodwill                                             163           164           163           171            661
Selling, general and administrative expenses                       8,349         8,909         8,701        11,987         37,946
                                                                --------      --------      --------      --------      ---------
        Income from operations                                     1,158         1,215         1,238        (4,337)          (726)

Interest income                                                        1            --            --            --              1
Interest expense                                                  (1,248)       (1,291)       (1,217)       (1,313)        (5,069)
Other expense                                                         (6)          (13)           (1)           (3)           (23)
                                                                --------      --------      --------      --------      ---------
       Income (loss) before taxes                                    (95)          (89)           20        (5,653)        (5,817)

Provision (benefit) before taxes                                     (42)          (48)           78        (2,005)        (2,017)
                                                                --------      --------      --------      --------      ---------
       Net income (loss)                                        $    (53)     $    (41)     $    (58)     $ (3,648)     $  (3,800)
                                                                ========      ========      ========      ========      =========
Per share information:
Earnings (loss) per share, basic                                $  (0.01)     $  (0.01)     $  (0.01)     $  (0.61)     $   (0.63)
Earnings (loss) per share, diluted                              $  (0.01)     $  (0.01)     $  (0.01)     $  (0.61)     $   (0.63)
Weighted average shares, basic                                   5,988.3       5,997.0       5,998.5       6,000.1        5,996.0
Weighted average shares, diluted                                 5,988.3       5,997.0       5,998.5       6,000.1        5,996.0

                            QUARTERLY FINANCIAL DATA
                      Consolidated Statements of Operations
                                    RESTATED
        For the years ended December 31, 2001, 2000 and 1999 (continued)
                     (in thousands, except per share data)
                                   (unaudited)

                                      1999

                                                                1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.     Total Year
                                                                --------      --------      --------      --------     ----------
Net Sales                                                       $ 58,586      $ 77,115      $ 80,110      $ 69,504      $ 285,315
Cost of Sales                                                     50,807        66,557        69,563        60,334        247,261
                                                                --------      --------      --------      --------      ---------
       Gross profit                                                7,779        10,558        10,547         9,170         38,054

Amortization of goodwill                                             136           150           150           164            600
Loss from operations of e-commerce subsidiary                         --            --           139           376            515
Selling, general and administrative expenses                       6,773         8,222         8,272         8,232         31,499
                                                                --------      --------      --------      --------      ---------
        Income from operations                                       870         2,186         1,986           398          5,440

Interest income                                                       10            10            10            11             41
Interest expense                                                    (682)       (1,036)       (1,128)       (1,270)        (4,116)
Other expense                                                         (1)          (10)           (4)          (16)           (31)
                                                                --------      --------      --------      --------      ---------
       Income (loss) before taxes                                    197         1,150           864          (877)         1,334

Provision (benefit) before taxes                                      79           493           368          (247)           693
                                                                --------      --------      --------      --------      ---------
       Net income (loss)                                        $    118      $    657      $    496      $   (630)     $     641
                                                                ========      ========      ========      ========      =========
Per share information:
Earnings (loss) per share, basic                                $   0.02      $   0.11      $   0.08      $  (0.11)     $    0.11
Earnings (loss) per share, diluted                              $   0.02      $   0.11      $   0.08      $  (0.11)     $    0.11
Weighted average shares, basic                                   5,800.0       5,900.0       5,900.0       5,900.0        5,875.3
Weighted average shares, diluted                                 5,800.0       6,052.0       6,066.7       5,900.0        6,003.9

                            QUARTERLY FINANCIAL DATA
                     Consolidated Balance Sheets (Restated)
              For the years ended December 31, 2001, 2000 and 1999
                        (in thousands except share data)
                                   (unaudited)
                                      2001

                                                                    1st Qtr.    2nd Qtr.     3rd Qtr.      Year End
                                                                    --------    --------     --------      --------
ASSETS
Current Assets:
   Cash and cash equivalents                                         $ 7,741     $   930     $  4,055      $  4,446
   Accounts receivable, net                                            7,112       8,337        6,826         5,656
   Inventories, net                                                   34,980      36,955       31,859        31,887
   Prepaid expenses and other current assets                             448         834          503           344
   Deferred income taxes and taxes receivable                            838         834          830         1,681
                                                                     -------     -------     --------      --------
       Total current assets                                           51,119      47,890       44,073        44,014
Property and equipment, net                                           12,291      12,177       11,972        11,889
Goodwill, net                                                         24,234      24,059       23,883        23,708
Other assets                                                           5,973       5,609        2,028         2,231
                                                                     -------     -------     --------      --------
      Total Assets                                                   $93,617     $89,735     $ 81,956      $ 81,842
                                                                     =======     =======     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable                                          $36,823     $36,940     $ 32,516      $ 32,553
   Accounts payable and accrued expenses                              10,597       6,017        5,162         6,160
   Current maturities of long-term debt and
     capital lease obligations                                           624         619          636           709
   Deferred revenue                                                      504         495          485           476
                                                                     -------     -------     --------      --------
       Total current liabilities                                      48,548      44,071       38,799        39,898
Long-term debt and capital lease obligations                          13,227      13,158       12,976        12,797
Long-term deferred income taxes                                        1,701       1,727          287           721
Other long-term liabilities and deferred revenue                       1,301       1,330        1,246           974
                                                                     -------     -------     --------      --------
       Total liabilities                                              64,777      60,286       53,308        54,390
Stockholders' Equity:
    Preferred stock, $.001 par value, 2,000,000 shares                    --          --           --            --
      authorized, no shares issued and outstanding
   Common stock, Class A, $.001 par value,
      12,000,000 shares authorized, 2,301,109, 2,315,109,
      3,546,605 and 3,561,605 issued and outstanding,
      respectively                                                         2           2            3             3
   Common stock, Class B, $.001 par value,
      3,760,000 shares authorized, 3,699,000,
      3,685,000, 3,628,500 and 3,613,500 issued and outstanding,
      respectively                                                         4           4            4             4
   Additional paid-in capital                                         28,786      28,786       29,730        29,730
   Retained earnings (accumulated deficit)                                48         657       (1,089)       (2,285)
                                                                     -------     -------     --------      --------
      Total stockholders' equity                                      28,840      29,449       28,648        27,452
                                                                     -------     -------     --------      --------
      Total Liabilities and Stockholders' Equity                     $93,617     $89,735     $ 81,956      $ 81,842
                                                                     =======     =======     ========      ========

                            QUARTERLY FINANCIAL DATA
                     Consolidated Balance Sheets (Restated)
        For the years ended December 31, 2001, 2000 and 1999 (continued)
                       (in thousands, except share data)
                                   (unaudited)
                                      2000

                                                                        1st Qtr.    2nd Qtr.    3rd Qtr.     Year End
                                                                        --------    --------    --------     --------
ASSETS
Current Assets:
   Cash and cash equivalents                                             $ 1,132     $ 1,858     $   936     $    586
   Accounts receivable, net                                                8,501       9,276       8,156        6,149
   Inventories, net                                                       43,857      40,633      37,395       40,170
   Prepaid expenses and other current assets                               2,147       2,175       2,274          326
   Deferred income taxes and taxes receivable                                211         209         207          956
                                                                         -------     -------     -------     --------
      Total current assets                                                55,848      54,151      48,968       48,187
Property and equipment, net                                               12,773      12,692      12,573       12,462
Goodwill, net                                                             25,116      24,952      24,789       24,793
Other assets                                                               4,857       5,198       5,220        6,130
                                                                         -------     -------     -------     --------
      Total Assets                                                       $98,594     $96,993     $91,550     $ 91,572
                                                                         =======     =======     =======     ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities:
   Floor plan notes payable                                              $43,673     $42,011     $36,499     $ 40,123
   Accounts payable and accrued expenses                                   4,499       4,219       4,292        5,267
    Current maturities of long-term debt and
      capital lease obligations                                              853         858         859          620
    Deferred revenue                                                         527         523         518          514
                                                                         -------     -------     -------     --------
        Total current liabilities                                         49,552      47,611      42,168       46,524
Long-term debt and capital lease obligations                              13,706      13,539      13,388       13,390
Long-term deferred income taxes                                            1,698       2,042       2,282        1,664
Other long-term liabilities and deferred revenue                           1,254       1,458       1,421        1,351
                                                                         -------     -------     -------     --------
        Total liabilities                                                 66,210      64,650      59,259       62,929
Stockholders' Equity:
    Preferred stock, $.001 par value, 2,000,000 shares                        --          --          --           --
      authorized, no shares issued and outstanding
    Common stock, Class A, $.001 par value,
      24,000,000, 24,000,000, 24,000,000 and 12,000,000
      shares authorized, 2,294,016, 2,296,016, 2,299,109
      and 2,301,109 issued and outstanding, respectively                       2           2           2            2
    Common stock, Class B, $.001 par value,
      3,760,000 shares authorized, 3,703,000, 3,701,000,
      3,699,000 and 3,699,000 issued and outstanding,
      respectively                                                             4           4           4            4
   Additional paid-in capital                                             28,780      28,780      28,786       28,786
   Retained earnings (accumulated deficit)                                 3,598       3,557       3,499         (149)
                                                                         -------     -------     -------     --------
      Total stockholders' equity                                          32,384      32,343      32,291       28,643
                                                                         -------     -------     -------     --------
      Total Liabilities and Stockholders' Equity                         $98,594     $96,993     $91,550     $ 91,572
                                                                         =======     =======     =======     ========

                            QUARTERLY FINANCIAL DATA
                     Consolidated Balance Sheets (Restated)
        For the years ended December 31, 2001, 2000 and 1999 (continued)
                        (in thousands, except share data)
                                   (unaudited)
                                      1999

                                                               1st Qtr.    2nd Qtr.    3rd Qtr.     Year End
                                                               --------    --------    --------     --------
ASSETS
Current Assets:
   Cash and cash equivalents                                    $ 1,681     $   658     $   844     $  1,635
   Accounts receivable, net                                       6,335       7,845       9,099        6,101
   Inventories, net                                              29,641      42,680      41,270       51,187
   Prepaid expenses and other current assets                      1,797       2,206       2,951        1,595
   Deferred income taxes and taxes receivable                       212         212         212          735
                                                                -------     -------     -------     --------
      Total current assets                                       39,666      53,601      54,376       61,253
Property and equipment, net                                       7,938      13,235      13,001       13,619
Goodwill, net                                                    21,344      23,275      23,429       24,578
Other assets                                                      1,184       2,017       1,903        3,112
                                                                -------     -------     -------     --------
      Total Assets                                              $70,132     $92,128     $92,709     $102,562
                                                                =======     =======     =======     ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities:
   Floor plan notes payable                                      29,282      40,604      39,045       48,986
   Accounts payable and accrued expenses                          4,041       4,945       5,337        4,787
   Current maturities of long-term debt and
     capital lease obligations                                    1,214         985       1,956        3,079
   Deferred revenue                                                 531         531         531          531
                                                                -------     -------     -------     --------
        Total current liabilities                                35,068      47,065      46,869       57,383
Long-term debt and capital lease obligations                      5,630      14,078      13,962       13,845
Long-term deferred income taxes                                      --          --         427          200
Other long-term liabilities and deferred revenue                  1,106       1,000         970        1,283
                                                                -------     -------     -------     --------
        Total liabilities                                        41,804      62,143      62,228       72,711
Stockholders' Equity:
   Preferred stock, $.001 par value, 2,000,000
     shares authorized, no shares issued and outstanding             --          --          --           --
   Common stock, Class A, $.001 par value,
     24,000,000 shares authorized, 2,040,000,
     2,140,000, 2,140,000 and 2,147,000 issued and
     outstanding, respectively                                        2           2           2            2
   Common stock, Class B, $.001 par value,
     3,760,000 shares authorized, 3,760,000, 3,760,000,
     3,760,000 and 3,753,000 issued and outstanding,
     respectively                                                     4           4           4            4
   Additional paid-in capital                                    25,194      26,194      26,194       26,194
   Retained earnings                                              3,128       3,785       4,281        3,651
                                                                -------     -------     -------     --------
      Total stockholders' equity                                 28,328      29,985      30,481       29,851
                                                                -------     -------     -------     --------
      Total Liabilities and Stockholders' Equity                $70,132     $92,128     $92,709     $102,562
                                                                =======     =======     =======     ========

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hometown Auto Retailers, Inc.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Hometown Auto Retailers, Inc. included in this annual report on Form 10K and have issued our report thereon dated May 23, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

      As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 have been restated.


                                                             ARTHUR ANDERSEN LLP
Stamford, Connecticut
May 23, 2002

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2001, 2000 and 1999

                                                                 Additions
                                                Balance at       charged to     Deductions,      Other      Balance at
                                                Beginning        Costs and        net of      Adjustments      End
Account Description                              of Year          Expenses      Write-offs        (1)        of Year
                                                ----------      -----------     -----------   -----------   ----------
Reserve for finance contract charge-backs
  Year ended December 31, 2001                  $  96,000        $ 277,000       $(260,000)    $      --     $113,000
                                                =========        =========       =========     =========     ========
  Year ended December 31, 2000                  $ 187,000        $ 242,000       $(333,000)    $      --     $ 96,000
                                                =========        =========       =========     =========     ========
  Year ended December 31, 1999                  $ 605,000        $  14,000       $(282,000)    $(150,000)    $187,000
                                                =========        =========       =========     =========     ========

Reserve for insurance contract charge-backs
  Year ended December 31, 2001                  $   3,000        $  39,000       $ (19,000)    $      --     $ 23,000
                                                =========        =========       =========     =========     ========
  Year ended December 31, 2000                  $   5,000        $  13,000       $ (15,000)    $      --     $  3,000
                                                =========        =========       =========     =========     ========
  Year ended December 31, 1999                  $   5,000        $  25,000       $ (25,000)    $      --     $  5,000
                                                =========        =========       =========     =========     ========

Reserve for service contract charge-backs
  Year ended December 31, 2001                  $  43,000        $ 203,000       $(112,000)    $      --     $134,000
                                                =========        =========       =========     =========     ========
  Year ended December 31, 2000                  $  73,000        $  48,000       $ (78,000)    $      --     $ 43,000
                                                =========        =========       =========     =========     ========
  Year ended December 31, 1999                  $  97,000        $  18,000       $ (42,000)    $      --     $ 73,000
                                                =========        =========       =========     =========     ========

Reserve for uncollectible long-term
  finance contracts
  Year ended December 31,2001                   $      --        $      --       $      --     $      --     $     --
                                                =========        =========       =========     =========     ========
  Year ended December 31,2000                   $ 443,000        $      --       $(443,000)    $      --     $     --
                                                =========        =========       =========     =========     ========
  Year ended December 31, 1999                  $  60,000        $ 383,000       $      --     $      --     $443,000
                                                =========        =========       =========     =========     ========

                                   SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS - Continued
              For the years ended December 31, 2001, 2000 and 1999

                                                         Additions
                                         Balance at      charged to     Deductions,         Other        Balance at
                                         Beginning       Costs and        net of        Adjustments         End
Account Description                       of Year        Expenses       Write-offs          (1)           of Year
Reserve for guarantees on finance
  Contracts
  Year ended December 31, 2001          $1,205,000       $ 312,000       $(789,000)      $(351,000)      $  377,000
                                        ==========       =========       =========       =========       ==========
  Year ended December 31, 2000          $  380,000       $ 825,000       $      --       $      --       $1,205,000
                                        ==========       =========       =========       =========       ==========
  Year ended December 31, 1999          $  217,000       $  13,000       $      --       $ 150,000       $  380,000
                                        ==========       =========       =========       =========       ==========

Reserve for policy work expenses
  Year ended December 31, 2001          $  158,000       $ 947,000       $(879,000)      $      --       $  226,000
                                        ==========       =========       =========       =========       ==========
  Year ended December 31, 2000          $  180,000       $ 775,000       $(797,000)      $      --       $  158,000
                                        ==========       =========       =========       =========       ==========
  Year ended December 31, 1999          $  185,000       $ 743,000       $(748,000)      $      --       $  180,000
                                        ==========       =========       =========       =========       ==========

Allowance for doubtful accounts
  Year ended December 31, 2001          $  904,000       $ 109,000       $(763,000)      $      --       $  250,000
                                        ==========       =========       =========       =========       ==========
  Year ended December 31, 2000          $  100,000       $ 804,000       $      --       $      --       $  904,000
                                        ==========       =========       =========       =========       ==========
  Year ended December 31, 1999          $  100,000       $      --       $      --       $      --       $  100,000
                                        ==========       =========       =========       =========       ==========

      (1) For the year ended December 31, 1999, a $150,000 reclassification was made from the Reserve for finance contract chargebacks to the Reserve for guarantees on finance contracts as part of the purchase accounting adjustments for the purchase of Toyota of Newburgh. The adjustment of $351,000 to the Reserve for guarantees on finance contracts for the year ended December 31, 2001 represents a transfer to accounts payable for a portion of the liability that became fixed.

      Note: Certain prior year amounts have been reclassified to conform to the 2001 presentation.