Form 10-Q
period 2002-03-31
HOMETOWN AUTO RETAILERS INC
filed 2002-05-31
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       Title                                   Outstanding
     ------------------------------------------------          -----------
     Common Stock, Class A, par value $.001 per share           3,563,605
     Common Stock, Class B, par value $.001 per share           3,611,500

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          Page
ITEM 1.  Consolidated Balance Sheets at March 31, 2002 (Unaudited)
         and December 31, 2001 (Audited)                                                  3

         Unaudited Consolidated Statements of Operations for three months ended
         March 31, 2002 and 2001(Restated)                                                4

         Unaudited Consolidated Statements of Stockholders' Equity
         for the three months ended March 31, 2002 and 2001 (Restated)                    5

         Unaudited Consolidated Statements of Cash Flows for three months ended
         March 31, 2002 and 2001 (Restated)                                               6

         Notes to Unaudited Consolidated Financial Statements                             7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       12

PART II. OTHER INFORMATION - NONE

SIGNATURES                                                                               21

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hometown to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Hometown's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Hometown. Although Hometown believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of Hometown's limited history of operating multiple dealerships in a combined entity, the inclusion of such information should not be regarded as a representation by Hometown or any other person that the objectives and plans of Hometown will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          PART I. FINANCIAL INFORMATION

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                       March 31,   December 31,
ASSETS                                                                    2002         2001
                                                                      (Unaudited)
                                                                      -----------  ------------
Current Assets:
 Cash and cash equivalents                                              $  4,443      $  4,446
 Accounts receivable, net                                                  6,371         5,656
 Inventories, net                                                         35,296        31,887
 Prepaid expenses and other current assets                                   497           344
 Deferred income taxes and taxes receivable                                1,692         1,681
                                                                        --------      --------
 Total current assets                                                     48,299        44,014

Property and equipment, net                                               12,308        11,889
Goodwill, net                                                             23,708        23,708
Other assets                                                               2,080         2,231
                                                                        --------      --------
 Total Assets                                                           $ 86,395      $ 81,842
                                                                        ========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Floor plan notes payable                                               $ 37,440      $ 32,553
 Accounts payable and accrued expenses                                     5,593         6,160
 Current maturities of long-term debt and capital lease obligations          723           709
 Deferred revenue                                                            544           476
                                                                        --------      --------
 Total current liabilities                                                44,300        39,898
Long-term debt and capital lease obligations                              12,610        12,797
Long-term deferred income taxes                                              775           721
Other long-term liabilities and deferred revenue                           1,023           974
                                                                        --------      --------
 Total liabilities                                                        58,708        54,390

Stockholders' Equity
 Preferred stock, $.001 par value, 2,000,000 shares
 authorized, no shares issued and outstanding                                 --            --
 Common stock, Class A, $.001 par value, 12,000,000 shares
 authorized, 3,563,605 and 2,301,109 shares issued and outstanding             3             3
 Common stock, Class B, $.001 par value, 3,760,000 shares
 authorized, 3,611,500 and 3,699,000 shares issued and outstanding             4             4
 Additional paid-in capital                                               29,730        29,730
 Accumulated deficit                                                      (2,050)       (2,285)
                                                                        --------      --------
 Total stockholders' equity                                               27,687        27,452
                                                                        --------      --------
 Total liabilities and stockholders' equity                             $ 86,395      $ 81,842
                                                                        ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                      For the Three Months
                                                         Ended March 31,
                                                   ----------------------------
                                                      2002              2001
                                                                     (Restated)
                                                   -----------      -----------
Revenues
   New vehicle sales                               $    36,655      $    34,659
   Used vehicle sales                                   20,114           18,285
   Parts and service sales                               6,102            5,948
   Other, net                                            2,222            1,755
                                                   -----------      -----------
      Total revenues                                    65,093           60,647

Cost of sales
   New vehicle                                          34,433           32,234
   Used vehicle                                         18,261           16,371
   Parts and service                                     2,792            2,852
                                                   -----------      -----------
      Total cost of sales                               55,486           51,457
                                                   -----------      -----------
      Gross profit                                       9,607            9,190

Amortization of goodwill                                    --              178
Selling, general and administrative expenses             8,372            7,531
                                                   -----------      -----------
      Income from operations                             1,235            1,481

   Interest income                                          17                1
   Interest (expense)                                     (851)          (1,271)
   Other income                                              6              254
   Other (expense)                                          (2)              (1)
                                                   -----------      -----------

      Income before taxes                                  405              464

Provision for income taxes                                 170              267
                                                   -----------      -----------
      Net income                                   $       235      $       197
                                                   ===========      ===========
Earnings per share, basic                          $       .03      $      0.03
Earnings per share, diluted                        $       .03      $      0.02
Weighted average shares outstanding, basic           7,175,105        6,000,109
Weighted average shares outstanding, diluted         7,175,105        8,032,305

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                  Class A               Class B                           Retained
                               Common Stock          Common Stock        Additional        Earnings        Total
                            ------------------     -------------------     Paid-in      (Accumulated   Stockholders'
                            Shares     Amount      Shares       Amount     Capital         Deficit)       Equity
                            ------     -------     ------      -------   -----------    -------------  -------------
Balance at
 December 31, 2000
 (Restated)                  2,301     $     2      3,699      $     4     $28,786         $  (149)       $28,643
Net income                      --          --         --           --          --             197            197
                             -----     -------      -----      -------     -------         -------        -------
Balance at
 March 31, 2001
 (Restated)                  2,301     $     2      3,699      $     4     $28,786         $    48        $28,840
                             =====     =======      =====      =======     =======         =======        =======

Balance at
 December 31, 2001           3,562     $     3      3,613      $     4     $29,730         $(2,285)       $27,452
Conversion of Class B
Common to Class A
 Common                          2          --         (2)          --          --              --             --
Net income                      --          --         --           --          --             235            235
                             -----     -------      -----      -------     -------         -------        -------
Balance at
 March 31, 2002              3,564     $     3      3,611      $     4     $29,730         $(2,050)       $27,687
                             =====     =======      =====      =======     =======         =======        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        For the Three Months ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            2002        2001
                                                                                     (Restated)
                                                                          -------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   235      $   197
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities -
   Depreciation and amortization                                              239          393
   Gain on disposal of business unit                                           --         (254)
   Deferred income taxes                                                       24          247
   Changes in assets and liabilities:
      Accounts receivable, net                                               (715)        (867)
      Inventories, net                                                     (3,409)       5,133
      Prepaid expenses and other current assets                              (153)        (122)
      Other assets                                                            170           65
      Floor plan notes payable                                              4,887       (3,300)
      Accounts payable and accrued expenses                                  (567)         718
      Deferred revenue                                                         68          (10)
      Other long term liabilities and deferred revenue                         49          (50)
                                                                          -------      -------
   Net cash provided from operating activities                                828        2,150

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (658)         (63)
   Disposal of business unit                                                   --          615
                                                                          -------      -------
   Net cash provided by (used in) investing activities                       (658)         552

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt and capital lease obligations        (173)        (159)
   Received from Ford Motor Credit Corporation                                 --        4,612
                                                                          -------      -------
   Net cash by provided by (used in) financing activities                    (173)       4,453

Net increase (decrease) in cash and cash equivalents                           (3)       7,155
CASH AND CASH EQUIVALENTS, beginning of period                              4,446          586
                                                                          -------      -------
CASH AND CASH EQUIVALENTS,  end of period                                 $ 4,443      $ 7,741
                                                                          =======      =======
 Cash paid for - Interest                                                 $   881      $ 1,271
 Cash paid for - Taxes                                                    $   170      $    32

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 12 American and Asian automotive brands including Chevrolet, Chrysler, Daewoo, Dodge, Ford, Isuzu, Jeep, Lincoln, Mazda, Mercury, Oldsmobile and Toyota.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of March 31, 2002, the consolidated statements of operations, the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the three months ended March 31, 2002 and March 31, 2001, are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods were made. Certain items in the March 31, 2001 financial statements were reclassified to conform to the classification of the March 31, 2002 financial statements. Due to seasonality and other factors, the results of operations for interim periods are not necessarily indicative of the results that will be realized for the entire year.

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, which are included in the Hometown's filing of its annual report on Form 10-K.

      The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

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

      Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. These statements are effective for Hometown beginning January 1, 2002.

      Goodwill amortization, which ceased on January 1, 2002, was $178,000 for the three months ended March 31, 2001. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. Hometown adopted this statement effective January 1, 2002, but is still in the process of evaluating its benchmark assessments. By calendar year end, Hometown is required to determine the correct implied fair value of the goodwill and record any impairment charges that result from this application as a cumulative effect of a change in accounting principle. Future impairment losses would be recorded as an operating expense.

      Hometown is currently evaluating the impact of SFAS 142 on its consolidated financial statements and believes that, if the current market price of Hometown's common stock is indicative of fair value, the majority of its goodwill may be impaired as of the initial adoption of this statement.

3.    RESTATEMENT OF PRIOR YEARS FINANCIAL STATEMENTS

      Subsequent to fiscal year end December 31, 2001, Hometown determined: (i) two dealership operating leases should have more appropriately been classified as capital leases, (ii) certain manufacturer incentives should have been more appropriately reflected as a reduction of inventory costs, and (iii) certain insurance product sales generated in Connecticut should be recognized over the life of the contract due to operating under a dealer obligor status according to state law. Accordingly, Hometown has restated prior year financial statements to reflect these changes. These restatements are as follows:

      (i) Reflecting the two leases as capital leases resulted in recording an increase in buildings and capital lease obligations of $5.2 million as of July 1998, the lease inception date. Hometown has recorded (a) depreciation expense on the building, (b) interest expense and principal payments on the related capital lease obligation and (c) eliminated the lease expense that had previously been recorded. The effect on income before taxes from these adjustments was to reduce pre-tax income by $38,000 for the three months ended March 31, 2001. The after tax effect of these adjustments was to reduce net income $16,000 for the three months ended March 31, 2001. These adjustments caused a reduction in basic and diluted earnings per share of less than $0.01 for the three months ended March 31, 2001.

      (ii) Manufacturers provide certain assistance to dealerships that had been recorded as a reduction of interest expense when received. This is more appropriately reflected as a reduction of inventory costs and cost of sales at the time of sale of the vehicle. The effect on income before taxes from these adjustments was to increase pre-tax income by $167,000 for the three months ended March 31, 2001. The after tax effect of these adjustments was to increase net income by $71,000 for the three months ended March 31, 2001. These adjustments caused an increase of $0.01 in basic and diluted earnings per share for the three months ended March 31, 2001.

      (iii) Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. Previously, the income had been recognized at the time of sale of the vehicle. The revenue is taken into income over a five-year period, which is the life of the contract. The effect on income before taxes from these adjustments was to increase pre-tax income by $36,000 for the three months ended March 31, 2001. The after tax effect of these adjustments was to increase net income by $15,000 for the three months ended March 31, 2001. These adjustments increased basic and diluted earnings per share by less than $0.01 for the three months ended March 31, 2001.

      At March 31, 2002 and December 31, 2001 Hometown had $1,245,000 and $1,264,000 of deferred revenue, respectively, relating to insurance and service contract income. During the first quarter of 2002, this state law has changed which will result in Hometown recording insurance and service contract income at the time of sale of the vehicle, the change in the law was not retroactive. During the remainder of 2002 and in 2003, 2004, 2005, 2006 and 2007, Hometown will record approximately an additional $303,000, $398,000, $282,000, $170,000,
75,000 and $17,000 respectively, for insurance and service contract income due to the change in the state law.

      The total effect of the aforementioned adjustments was to increase income before taxes $165,000 for the three months ended March 31, 2001. The total effect of these changes was to increase net income $70,000 for the three months ended March 31, 2001. The total effect of these changes was to increase basic per share $0.01 for the three months ended March 31, 2001. There was no effect on diluted earnings per share. Restated basic and diluted earnings per share are $0.03 and $0.02, respectively for the three months ended March 31, 2001.

4.    EARNINGS PER SHARE

      "Basic earnings per share" is computed by dividing net income by the weighted average common shares outstanding. "Diluted earnings per share" is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. For the three months ended March 31, 2001 the computation of diluted earnings per share included approximately 2,032,000 common shares, in relation to a stock guaranty issueable in relation to an acquisition (Note 9). Options and warrants to purchase approximately 1,288,000 and 492,000 shares of common stock were outstanding during the 2002 and 2001 periods, respectively, but were not included in the computation of diluted earnings per share because the option and warrant prices were greater than the average market price of the common shares.

      Discontinuing the recording of goodwill amortization effective January 1, 2002 per SFAS 142 (Note 2) had the effect of increasing: (i) pre-tax income by $175,000, (ii) net income by $145,000 and (iii) basic and diluted earnings per share by $0.02 for the three months ended March 31, 2002.

5.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                       3/31/02     12/31/01
                                       -------     --------
                                         (in thousands)
      New Vehicles                     $23,906     $21,722
      Used Vehicles                      9,876       8,559
      Parts, accessories and other       1,514       1,606
                                       -------     -------
         Total Inventories             $35,296     $31,887
                                       =======     =======

6.    INVESTMENT IN CARDAY.COM

      On October 18, 2001, CarDay Inc. ceased operations. Hometown owns 7,380,000 shares of CarDay Inc. As a result of CarDay Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired, and it is not anticipated that any shareholders will receive any distributions from the dissolution of CarDay Inc. The entire investment in CarDay Inc. was charged against income in the quarter ended September 30, 2001.

      Summarized financial data for CarDay.com for the periods it was not part of the companies consolidated financial results is as follows:

                                   Statement of Operations Data
                                 Three Months Ended March 31, 2001
                                                (000's)
                                 ---------------------------------
      Revenues                                  $   149
      Gross profit                              $   128
      Loss from operations                      $(2,464)
      Net loss                                  $(2,444)

7.    FLOOR PLAN NOTES PAYABLE

      Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount.

      The FMCC floor plan loans carry an interest rate of prime less 0.75% for new vehicles and prime less 0.50% for used vehicles. These rates are for the first year only. Subsequent to the first year Hometown will be subject to the FMCC standard financing agreement. Hometown is in the process of renewing its floor plan agreement with FMCC. Hometown expects rates under the new plan to increase in relation to the current plan particularly with respect to the rates charged for used vehicles. The new agreement has not been finalized at the time of the filing of this 10-Q.

8.    OTHER INCOME / OTHER EXPENSE

      The significant components of Other Income and Other Expense are:

                                                   03/31/02         03/31/01
                                                   ---------        --------
                                                         (in thousands)
      Other Income:
      Gain on sale of Morristown franchise         $      --        $    254
      Miscellaneous                                        6              --
                                                   ---------        --------
      Total Other Income                           $       6        $    254
                                                   =========        ========
      Other Expense:
      Miscellaneous                                $      (2)       $     (1)
                                                   ---------        --------
      Total Other Expense                          $      (2)       $     (1)
                                                   =========        ========

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first quarter of 2001, Hometown received $650,000 of the purchase price and paid out a broker's commission of $35,000. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

9.    STOCK GUARANTEE

      On April 1, 1999, Hometown acquired Newburgh Toyota. The purchase price was $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. The acquisition resulted in goodwill of approximately $2.7 million.

      The Company guaranteed that stock issued in connection with this acquisition will have a market value of at least $1,000,000 by March 31, 2001. Such amount was included in the original purchase accounting. On June 28, 2001, an agreement was signed with the former owners settling the guarantee whereby the Company issued 200,000 shares of Hometown stock and will pay $240,000, payable in monthly installments through December 31, 2002 and a monthly profit sharing payment equal to 20% of Newburgh Toyota's monthly pre-tax income over $57,142 for the period from April 1, 2001 to December 31, 2002. In accordance with APB No. 16, the issuance of the 200,000 shares and the cash settlement did not result in a change in purchase accounting as the original purchase accounting contemplated the guaranteed stock price and because the settlement is outside the allocation period. The cash settlement is being accounted for as a period expense.

10.   FUNDS RECEIVED FROM FORD MOTOR CREDIT CORPORATION

      At the end of March 2001 Hometown received a cash deposit of $4.6 million from Ford Motor Credit Corporation. The Company notified FMCC and kept the funds segregated from its operating accounts while awaiting resolution of the matter. The funds were subsequently returned to FMCC in June 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is based on the historical financial statements of Hometown Auto Retailers, Inc. and contains forward-looking statements that involve risks and uncertainties. Hometown's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on Hometown's annual report on Form 10-K for the year ended December 31, 2001.

Overview

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 12 American and Asian automotive brands including Chevrolet, Chrysler, Daewoo, Dodge, Ford, Isuzu, Jeep, Lincoln, Mazda, Mercury, Oldsmobile and Toyota.

Restatement Of Prior Years Financial Statements

      Subsequent to fiscal year end December 31, 2001, Hometown determined: (i) two dealership operating leases should have more appropriately been classified as capital leases, (ii) certain manufacturer incentives should have been more appropriately reflected as a reduction of inventory costs, and (iii) certain insurance product sales generated in Connecticut should be recognized over the life of the contract due to operating under a dealer obligor status according to state law. Accordingly, Hometown has restated prior year financial statements to reflect these changes. These restatements are as follows:

      (i) Reflecting the two leases as capital leases resulted in recording an increase in buildings and capital lease obligations of $5.2 million as of July 1998, the lease inception date. Hometown has recorded (a) depreciation expense on the building, (b) interest expense and principal payments on the related capital lease obligation and (c) eliminated the lease expense that had previously been recorded. The effect on income before taxes from these adjustments was to reduce pre-tax income by $38,000 for the three months ended March 31, 2001. The after tax effect of these adjustments was to reduce net income $16,000 for the three months ended March 31, 2001. These adjustments caused a reduction in basic and diluted earnings per share of less than $0.01 for the three months ended March 31, 2001.

      (ii) Manufacturers provide certain assistance to dealerships that had been recorded as a reduction of interest expense when received. This is more appropriately reflected as a reduction of inventory costs and cost of sales at the time of sale of the vehicle. The effect on income before taxes from these adjustments was to increase pre-tax income by $167,000 for the three months ended March 31, 2001. The after tax effect of these adjustments was to increase net income by $71,000 for the three months ended March 31, 2001. These adjustments caused an increase of $0.01 in basic and diluted earnings per share for the three months ended March 31, 2001.

      (iii) Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. Previously, the income had been recognized at the time of sale of the vehicle. The revenue is taken into income over a five-year period, which is the life of the contract. The effect on income before taxes from these adjustments was to increase pre-tax income by $36,000 for the three months ended March 31, 2001. The after tax effect of these adjustments was to increase net income by $15,000 for the three months ended March 31, 2001. These adjustments increased basic and diluted earnings per share by less than $0.01 for the three months ended March 31, 2001.

      At March 31, 2002 and December 31, 2001 Hometown had $1,245,000 and $1,264,000 of deferred revenue, respectively relating to insurance and service contract income. During the first quarter of 2002, this state law has changed which will result in Hometown recording insurance and service contract income at the time of sale of the vehicle, the change in the law was not retroactive. During the remainder of 2002 and in 2003, 2004, 2005, 2006 and 2007, Hometown will record approximately an additional $303,000, $398,000, $282,000, $170,000, 75,000 and $17,000 respectively, for insurance and service contract income due to the change in the state law.

      The total effect of the aforementioned adjustments was to increase income before taxes $165,000 for the three months ended March 31, 2001. The total effect of these changes was to increase net income $70,000 for the three months ended March 31, 2001. The total effect of these changes was to increase basic per share $0.01 for the three months ended March 31, 2001. There was no effect on diluted earnings per share. Restated basic and diluted earnings per share are $0.03 and $0.02, respectively for the three months ended March 31, 2001.

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues (Unaudited)

      The total revenue by category for Hometown for the quarters ended March 31, 2002 and March 31, 2001, are as follows:

                                For the three months ended
                                         March 31,
                                  2002            2001
                                               (Restated)
                                 -------       ----------
                                       (in thousands)

New vehicle                      $36,655         $34,659
Used vehicle - retail             15,738          15,708
Used vehicle - wholesale           4,376           2,577
Parts and service                  6,102           5,948
F&I and other                      2,222           1,755
                                 -------         -------
Total Revenue                    $65,093         $60,647
                                 =======         =======

      The units sold by category for Hometown for the quarters ended March 31, 2002 and March 31, 2001, are as follows:

                                For the three months ended
                                        March 31,
                                   2002            2001
                                 -------         -------
New vehicle                        1,428           1,351
Used vehicle - retail              1,100           1,102
Used vehicle - wholesale             697             734
                                 -------         -------
Total units sold                   3,225           3,187
                                 =======         =======

      The gross profit by category for Hometown for the quarters ended March 31, 2002 and March 31, 2001, are as follows:

                               For the three months ended
                                       March 31,
                                  2002           2001
                                              (Restated)
                                 ------         ------
                                     (in thousands)
New vehicle                      $2,222         $2,425
Used vehicle - retail             1,822          1,845
Used vehicle - wholesale             31             69
Parts and service                 3,310          3,096
F&I and other                     2,222          1,755
                                 ------         ------
Total Gross Profit               $9,607         $9,190
                                 ======         ======

         The gross profit percent of revenue by category for Hometown for the quarters ended March 31, 2002 and March 31, 2001, are as follows:

                                For the three months ended
                                         March 31,
                                  2002            2001
                                               (Restated)
                                 ------        ----------
New vehicle                         6.1%           7.0%
Used vehicle - retail              11.6%          11.7%
Used vehicle - wholesale            0.7%           2.7%
Parts and service                  54.2%          52.1%
F&I and other                     100.0%         100.0%
                                 ------         ------
Total Gross Profit percent         14.8%          15.2%
                                 ======         ======

Three months ended March 31, 2002 compared with three months ended March 31, 2001.

      Revenue

      Total Revenue increased $4.5 million, or 7.4% to $65.1 million for three months ended March 31, 2002 from $60.6 million for three months ended March 31, 2001. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.1 million) in January 2001 to Lincoln Mercury, the increase is $4.6 million. This increase was primarily due to: (i) increased new vehicle sales of 81 units ($2.1 million); (ii) increased sales of used vehicles sold at wholesale ($1.8 million) primarily caused by an increase of high-end vehicle sales, (iii) increased parts and service ($0.2 million) and (iv) increased other revenues ($0.4 million) primarily due to increased finance revenue from new and used vehicle sales.

      Revenue from the sale of new vehicles increased $2.0 million, or 5.8% from $34.7 million for the three months ended March 31, 2001 to $36.7 million for three months ended March 31, 2002. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.1 million) in January 2001 to Lincoln Mercury, the increase is $2.1 million. The increase is primarily due to increases at Hometown's Toyota ($2.8 million) and Chevy ($1.8 million) dealerships partially offset by decreases at Hometown's Lincoln Mercury dealerships ($3.0 million). The Toyota increase was primarily due to an additional 115 units sold in 2002 compared to 2001 of which 54 units ($0.9 million) were attributable to fleet sales. The increase in the Chevy dealership was due to the sale of 68 additional units sold in 2002 ($1.6 million) compared to 2001, combined with an increase in average selling price in 2002 ($0.2 million) compared to 2001. The decreases at the Lincoln Mercury dealerships were primarily due to a decrease of 113 units sold in 2002 compared to 2001. One of Hometown's Lincoln Mercury dealerships, located in the New York Metropolitan area, was particularly affected by the downturn in the economy, accounting for approximately 80% of the Lincoln Mercury revenue decrease.

      Revenue from the sale of used vehicles at retail was flat at $15.7 million for the quarters ended March 31, 2002 and 2001. Both units sold and average revenue per sale were essentially the same for both periods. Revenue from the sale of used vehicles at wholesale increased $1.8 million, or 69.2%, from $2.6 million for the quarter ended March 31, 2001, to $4.4 million for the quarter ended March 31, 2002. This increase is primarily due to sales from Hometown's high-end used car business, which experienced an increase of 99 units and a 29.6% increase in average selling price. It is not expected that this volume or increased average selling price will continue. The effect on both sales of used vehicles at retail and wholesale from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Parts and service sales revenue increased $0.2 million, or 3.4% from $5.9 million for the three months ended March 31, 2001, to $6.1 million for the three months ended March 31, 2002. The effect from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Other dealership revenues increased $0.4 million, or 22.2% from $1.8 million for the three months ended March 31, 2001 to $2.2 million for the three months ended March 31, 2002. This increase was primarily attributable to increased finance income for both new and used vehicles. The effect from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Gross Profit

      Total gross profit increased $0.4 million, or 4.3%, from $9.2 million for the three months ended March 31, 2001, to $9.6 million for the three months ended March 31, 2002. This increase was primarily attributable to: (i) Other dealership gross profit of $0.4 million, primarily from finance fee income discussed above and (ii) parts and service increase of $0.2 million, partially offset by (iii) a decrease in new vehicle gross profit of $0.2 million. Gross profit increased by $0.2 million in the 2001 period due to the financial statement restatement adjustments discussed above. The effect on all components of gross profit from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal. Gross profit percentage for Hometown was 14.8% in 2002 compared to 15.2% in the 2001 period. Adjusting both periods for Toyota fleet sales and the sale of Morristown Lincoln Mercury, gross profit percentage was 15.0% and 15.3% in the 2002 and 2001 periods, respectively.

      Gross profit on the sale of new vehicles decreased $0.2 million, or 8.3%, from $2.4 million for the three months ended March 31, 2001, to $2.2 million for the three months ended March 31, 2002. The decrease was primarily due to the financial statement restatement adjustments discussed above ($0.2 million). Gross profit percentage for 2002 was 6.1% compared to 7.0% for 2001. This decrease in gross profit percentage is substantially offset by increased volume discussed above. The decrease in gross profit percentage was primarily due to a decrease at the Toyota dealerships, which was caused in part by the increased sale of fleet vehicles (0.12% of the difference), which generates little gross profit for the dealership, and increased competition.

      Gross profit on the sale of used vehicles at retail was flat at $1.8 million for the three months ended March 31, 2002 and 2001. Both units sold and average gross profit per unit were essentially the same for both periods. Gross profit on the sale of used vehicles at wholesale is minimal and was down slightly for the three months ended March 31, 2002 compared to the 2001 period.

      Parts and service gross profit increased $0.2 million, or 6.5%, from $3.1 million for the three months ended March 31, 2001, to $3.3 million for the three months ended March 31, 2002. The increase was attributable to increased revenues combined with an increase in gross profit margin.

      Amortization of Goodwill

      According to SFAS 142, the Company ceased recording goodwill amortization on January 1, 2002. Goodwill amortization was $0.2 million for the three months ended March 31, 2001.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $0.9 million, or 12.0%, from $7.5 million for the three months ended March 31, 2001, to $8.4 million for the three months ended March 31, 2002. The increase is primarily due to increases in salaries and employee benefits of $0.4 million and a $0.3 million reduction of reserves reflected in the 2001 quarter. Hometown had established reserves at December 31, 2000 to cover losses related to recourse loan portfolios. Due to substantial pay downs of these loans during the first quarter of 2001, Hometown reduced its exposure to potential charge backs and correspondingly lowered its reserves by $0.3 million.

      Interest Income

      Interest income increased to $17,000 for the three months ended March 31, 2002 from $1,000 for the three months ended March 31, 2001. The increase is the result of the new floor plan agreement with Ford Motor Credit Corp., which allows us to invest excess cash in interest bearing accounts. Our previous credit agreement provided that we apply excess cash against the outstanding floor plan liability.

      Interest Expense

      Interest expense decreased $0.4 million to $0.9 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. The decrease is primarily attributable to a decrease in floor plan interest expense, which decreased due to a reduction in interest rates and a decrease in the average floor plan liability from the three months ended March 31, 2001.

      Other Income

      Included in other income for the three months ended March 31, 2001 is a $254,000 gain on sale of the Morristown Lincoln Mercury dealership to Lincoln Mercury in January 2001.

      Provision for income tax

      The effective income tax rate was 42.0% in the quarter ended March 31, 2002 and 57.5% in the same period of 2001. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in the effective tax rates for the two periods is primarily non-deductible goodwill amortization in the 2001 period. According to SFAS 142, Hometown ceased recording goodwill amortization on January 1, 2002.

      Net Income

      Net income increased $38,000 to $235,000 for the quarter ended March 31, 2002 from $197,000 for the quarter ended March 31, 2001. The increase is due to the changes described above.

      Earnings Per Share, Basic and Diluted and Weighted Average Shares

      The basic and diluted earnings per share for the three months ended March 31, 2002 is $0.03. The restated basic and diluted earnings per share for the three months ended March 31, 2001 is $0.03 and $0.02, respectively. For the three months ended March 31, 2001 the computation of diluted earnings per share included approximately 2,032,000 common shares, in relation to a stock guaranty issueable in relation to an acquisition (Note 9). Options and warrants to purchase approximately 1,288,000 and 492,000 shares of common stock were outstanding during the 2002 and 2001 periods, respectively, but were not included in the computation of diluted earnings per share because the option and warrant prices were greater than the average market price of the common shares.

Cyclicality

      Hometown's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect Hometown's business, Hometown believes that the impact its operations of future negative trends in such factors will be somewhat mitigated by its (i) strong parts, service and collision repair services, (ii) variable cost salary structure, (iii) geographic regional focus, and (iv) product diversity.

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

Effects of Inflation

      Due to the relatively low levels of inflation experienced in the 2001 and 2002 periods, inflation did not have a significant effect on the results of Hometown during those periods.

Liquidity and Capital Resources

      The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

      Cash and Cash Equivalents

      Total cash and cash equivalents was $4.4 million at both March 31, 2002 and December 31, 2001.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flow:

                                                                Three months ended March 31,
                                                                   2002            2001
                                                                                (Restated)
                                                                   -----        ----------
                                                                     (in thousands)
      Net cash provided by operating activities                    $ 828          $2,150
      Net cash provided by (used in) investing activities           (658)            552
      Net cash provided by (used in) financing activities           (173)          4,453
                                                                   -----          ------
      Net increase (decrease) in cash and cash equivalents         $  (3)         $7,155
                                                                   =====          ======

      For the three months ended March 31, 2002, net cash provided from operations of $0.8 million primarily consists of: (i) net income plus non-cash items of $0.5 million; and (ii) the increase in floor plan liability in excess of the increase in inventory of $1.5 million; partially offset by (iii) increased accounts receivable of $0.7 million; and (iv) a decrease in accounts payable and accrued expenses of $0.6 million. Net cash used in investing activities of $0.7 million is primarily due to capital expenditures associated with the construction of a new showroom at our Framingham, Massachusetts. Net cash used in financing activities of $0.2 million is due to principal payments of long-term debt and capital lease obligations.

      For the three months ended March 31, 2001, net cash provided from operations of $2.2 million primarily consists of: (i) net income plus non-cash items of $0.6 million; (ii) the decrease in inventory in excess of the decrease in floor plan liability of $1.8 million; and (iii) an increase in accounts payable and accrued expenses of $0.7 million; partially offset by (iv) increased accounts receivable of $0.9 million. Net cash provided by investing activities of $0.6 million is primarily due to the sale of Hometown's Morristown Lincoln Mercury dealership to Lincoln Mercury of $0.6 million, partially offset by capital expenditures of $63,000. Net cash provided by financing activities of $4.5 million is due to cash sent to Hometown in error from Ford Motor Credit Corporation of $4.6 million (Note 10) partially offset principal payments of long-term debt and capital lease obligations of $0.2 million.

      Capital Expenditures

      Capital expenditures for fiscal 2002 are expected to be $1.6 million consisting primarily of the estimated construction and associated expenses for building a new showroom at our Framingham, Massachusetts dealership.

      Receivables

      The Company had $6.4 million in accounts receivable at March 31, 2002 compared to $5.7 million at December 31, 2001. The majority of those receivables are from companies that provide or secure financing for customer purchases.

      Floor Plan Financing

      Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount.

      The FMCC floor plan loans carry an interest rate of prime less 0.75% for new vehicles and prime less 0.50% for used vehicles. These rates are for the first year only. Subsequent to the first year Hometown will be subject to the FMCC standard financing agreement. Hometown is in the process of renewing its floor plan agreement with FMCC. Hometown expects rates under the new plan to increase in relation to the current plan particularly with respect to the rates charged for used vehicles. The new agreement has not been finalized at the time of the filing of this 10-Q.

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

Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on prime. Based on floor plan amounts outstanding at March 31, 2002 of $37.4 million, a 1% change in the prime rate would result in a $0.4 million change to annual floor plan interest expense.

      Hometown invests excess cash, $1.3 million at March 31, 2002, in a money market account that was paying interest of 1.55% at March 31, 2002.

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

      Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. These statements are effective for the Company beginning January 1, 2002.

      Goodwill amortization, which ceased on January 1, 2002, was $178,000 for the three months ended March 31, 2001. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. Hometown adopted this statement effective January 1, 2002, but is still in the process of evaluating its benchmark assessments. By calendar year end, Hometown is required to determine the correct implied fair value of the goodwill and record any impairment charges that result from this application as a cumulative effect of a change in accounting principle. Future impairment losses would be recorded as an operating expense.

      Hometown is currently evaluating the impact of SFAS 142 on its consolidated financial statements and believes that, if the current market price of Hometown's common stock is indicative of fair value, the majority of its goodwill may be impaired as of the initial adoption of this statement.

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

                                           Hometown Auto Retailers, Inc.


May 31, 2002                               By: /s/ Corey E.  Shaker
------------------------                   -------------------------------------
Date                                       Corey E. Shaker, President and Chief
                                           Executive Officer


May 31, 2002                               By: /s/ Charles F. Schwartz
------------------------                   -------------------------------------
Date                                       Charles F. Schwartz
                                           Chief Financial Officer