Form 10-Q
period 2002-06-30
HOMETOWN AUTO RETAILERS INC
filed 2002-08-12
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Title                                             Outstanding
------------------------------------------------                  --------------
Common Stock, Class A, par value $.001 per share                    3,563,605
Common Stock, Class B, par value $.001 per share                    3,611,500

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Consolidated Balance Sheets at June 30, 2002 (Unaudited)
         and December 31, 2001 (Audited)                                       3

         Unaudited Consolidated Statements of Operations for three and six
         months ended June 30, 2002 and 2001(Restated)                         4

         Unaudited Consolidated Statements of Stockholders' Equity for the
         six months ended June 30, 2002 and 2001 (Restated)                    5

         Unaudited Consolidated Statements of Cash Flows for the six
         months ended June 30, 2002 and 2001 (Restated)                        6

         Notes to Unaudited Consolidated Financial Statements                  7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                     29

SIGNATURES                                                                    30

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hometown Auto Retailers, Inc. ("Hometown") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Hometown's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Hometown. Although Hometown believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of Hometown's limited history of operating multiple dealerships in a combined entity, the inclusion of such information should not be regarded as a representation by Hometown or any other person that the objectives and plans of Hometown will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          PART I. FINANCIAL INFORMATION

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                 June 30,  December 31,
                      ASSETS                                      2002        2001
                                                              (Unaudited)
                                                                --------    --------
Current Assets:
   Cash and cash equivalents                                    $  4,136    $  4,446
   Accounts receivable, net                                        6,295       5,656
   Inventories, net                                               37,746      31,887
   Prepaid expenses and other current assets                         381         344
   Deferred income taxes and taxes receivable                        955       1,681
                                                                --------    --------
      Total current assets                                        49,513      44,014

Property and equipment, net                                       12,630      11,889
Goodwill, net                                                     23,708      23,708
Other assets                                                       2,718       2,231
                                                                --------    --------
      Total assets                                              $ 88,569    $ 81,842
                                                                ========    ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable                                     $ 39,210    $ 32,553
   Accounts payable and accrued expenses                           5,824       6,160
   Current maturities of long-term debt and capital
        lease obligations                                            758         709
   Deferred revenue                                                  579         476
                                                                --------    --------
      Total current liabilities                                   46,371      39,898
Long-term debt and capital lease obligations                      12,433      12,797
Long-term deferred income taxes                                      830         721
Other long-term liabilities and deferred revenue                     909         974
                                                                --------    --------
       Total liabilities                                          60,543      54,390

Stockholders' Equity
    Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                      --          --
    Common stock, Class A, $.001 par value, 12,000,000 shares
    authorized, 3,563,605 and 3,561,605 shares issued and
    outstanding                                                        3           3
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,611,500 and 3,613,500 shares issued and
   outstanding                                                         4           4
   Additional paid-in capital                                     29,760      29,730
   Accumulated deficit                                            (1,741)     (2,285)
                                                                --------    --------
      Total stockholders' equity                                  28,026      27,452
                                                                --------    --------
      Total liabilities and stockholders' equity                $ 88,569    $ 81,842
                                                                ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                     For the Three Months           For the Six Months
                                                                        Ended June 30,                Ended June 30,
                                                                  -------------------------------------------------------------
                                                                    2002              2001               2002              2001
                                                                                  (Restated)                            (Restated)
                                                               -----------        -----------        -----------        -----------
Revenues
   New vehicle sales                                           $    44,920        $    41,351        $    81,575        $    76,010
   Used vehicle sales                                               19,923             24,306             40,037             42,591
   Parts and service sales                                           5,928              6,642             12,030             12,590
   Other, net                                                        2,231              2,155              4,453              3,910
                                                               -----------        -----------        -----------        -----------
      Total revenues                                                73,002             74,454            138,095            135,101

Cost of sales
   New vehicle                                                      42,122             38,681             76,555             70,915
   Used vehicle                                                     18,170             21,955             36,431             38,326
   Parts and service                                                 2,609              2,762              5,401              5,614
                                                               -----------        -----------        -----------        -----------
      Total cost of sales                                           62,901             63,398            118,387            114,855
                                                               -----------        -----------        -----------        -----------
      Gross profit                                                  10,101             11,056             19,708             20,246

Amortization of goodwill                                                --                175                 --                353
Selling, general and administrative expenses                         8,779              8,913             17,151             16,444
                                                               -----------        -----------        -----------        -----------
      Income from operations                                         1,322              1,968              2,557              3,449

   Interest income                                                       4                 29                 21                 30
   Interest (expense)                                                (834)            (1,096)            (1,685)            (2,367)
   Other income                                                         18                 --                 24                254
   Other (expense)                                                      (1)                (1)                (3)                (2)
                                                               -----------        -----------        -----------        -----------
      Income before taxes                                              509                900                914              1,364
      Provision for income taxes                                       200                291                370                558
                                                               -----------        -----------        -----------        -----------
Net income                                                     $       309        $       609        $       544        $       806
                                                               ===========        ===========        ===========        ===========

Earnings per share, basic                                      $      0.04        $      0.10        $      0.08        $      0.13
                                                               ===========        ===========        ===========        ===========
Earnings per share, diluted                                    $      0.04        $      0.10        $      0.08        $      0.11
                                                               ===========        ===========        ===========        ===========

Weighted average shares outstanding, basic                       7,175,105          6,000,109          7,175,105          6,000,109
Weighted average shares outstanding, diluted                     7,175,105          6,200,109          7,175,105          7,111,146

  The accompanying notes are an integral part of these consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                 Class A                  Class B                         Retained
                                               Common Stock             Common Stock         Additional    Earnings       Total
                                             ----------------         -----------------       Paid-in    (Accumulated  Stockholders'
                                             Shares    Amount         Shares     Amount       Capital      Deficit)       Equity
                                             -----     ------         ------     ------       -------      --------       -------
Balance at
    December 31, 2000
    (Restated)                               2,301     $    2         3,699         $4        $28,786      $  (149)       $28,643
Conversion of Class B
Common to Class A Common                        14         --           (14)        --             --           --             --
Net income                                      --         --            --         --             --          806            806
                                             -----     ------         -----      -----        -------      --------       -------
Balance at
   June 30, 2001
    (Restated)                               2,315     $    2         3,685         $4        $28,786      $   657        $29,449
                                             =====     ======         =====      =====        =======      =======        =======


Balance at
    December 31, 2001                        3,562     $    3         3,613         $4        $29,730      $(2,285)       $27,452
Conversion of Class B
Common to Class A Common                         2         --            (2)        --             --           --             --
Paid subscription
receivable                                                                                         30                          30
Net income                                      --         --            --         --             --          544            544
                                             -----     ------         -----      -----        -------      --------       -------
Balance at
June 30, 2002                                3,564     $    3         3,611      $   4        $29,760      $(1,741)       $28,026
                                             =====     ======         =====      =====        =======      =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      For the Six Months ended
                                                                              June 30,
                                                                        -------------------
                                                                          2002       2001
                                                                                  (Restated)
                                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   544    $   806
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities -
   Depreciation and amortization                                            473        812
   Gain on disposal of business unit                                         --       (254)
   Deferred income taxes                                                    138        639
   Changes in assets and liabilities:
      Accounts receivable, net                                             (639)    (2,165)
      Inventories, net                                                   (5,859)     3,158
      Prepaid expenses and other current assets                             (37)      (508)
      Other assets                                                          210         67
      Floor plan notes payable                                            6,657     (3,183)
      Accounts payable and accrued expenses                                (336)       750
      Deferred revenue - current                                            103        (19)
      Other long term liabilities and deferred revenue                      (65)       (21)
                                                                        -------    -------
   Net cash provided by operating activities                              1,189         82

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (1,214)      (193)
   Disposal of business unit                                                 --        688
                                                                        -------    -------
   Net cash provided by (used in) investing activities                   (1,214)       495

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt and capital lease obligations      (315)      (233)
   Collection of subscription receivable                                     30         --
                                                                        -------    -------
   Net cash (used in) financing activities                                 (285)      (233)

Net increase (decrease) in cash and cash equivalents                       (310)       344
CASH AND CASH EQUIVALENTS, beginning of period                            4,446        586
                                                                        -------    -------

CASH AND CASH EQUIVALENTS,  end of period                               $ 4,136    $   930
                                                                        =======    =======
 Cash paid for - Interest                                               $ 1,810    $ 2,113
 Cash paid for - Taxes                                                  $   256    $    68

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 (Restated), the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 (Restated), are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods were made. Certain items in the June 30, 2001 financial statements were reclassified to conform to the classification of the June 30, 2002 financial statements. Due to seasonality and other factors, the results of operations for interim periods are not necessarily indicative of the results that will be realized for the entire year.

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

      Hometown adopted this statement effective January 1, 2002, and at such time ceased recording goodwill amortization. By calendar year end, Hometown is required to determine the correct implied fair value of the goodwill and record any impairment charges that result from this application as a cumulative effect of a change in accounting principle. Future impairment losses would be recorded as an operating expense. To test for impairment, Hometown has obtained appraisals of its reporting units, established its fair value benchmarks and performed an evaluation that indicates a severe impairment exists and expects to record a one-time, non-cash charge to reduce the carrying value of it goodwill in the third quarter. See Note 5.

3.    RESTATEMENT OF PRIOR YEARS FINANCIAL STATEMENTS

      Subsequent to fiscal year end December 31, 2001, Hometown determined: (i) two dealership operating leases should have more appropriately been classified as capital leases, (ii) certain manufacturer incentives should have been more appropriately reflected as a reduction of inventory costs, and (iii) certain insurance product sales generated in Connecticut should be recognized over the life of the contract due to operating under a dealer obligor status according to state law. Accordingly, Hometown has restated prior year financial statements to reflect these changes. These restatements are as follows:

      (i) Reflecting the two leases as capital leases resulted in recording an increase in buildings and capital lease obligations of $5.2 million as of July 1998, the lease inception date. Hometown has recorded (a) depreciation expense on the building, (b) interest expense and principal payments on the related capital lease obligation and (c) eliminated the lease expense that had previously been recorded. The effect on income before taxes from these adjustments was to reduce pre-tax income by $38,000 and $76,000 for the three and six months ended June 30, 2001, respectively. The after tax effect of these adjustments was to reduce net income $26,000 and $45,000 for the three and six months ended June 30, 2001, respectively. These adjustments caused a reduction in basic and diluted earnings per share of less than $0.01 and $0.01 for the three months and six months ended June 30, 2001, respectively.

      (ii) Manufacturers provide certain assistance to dealerships that had been recorded as a reduction of interest expense when received. This is more appropriately reflected as a reduction of inventory costs and cost of sales at the time of sale of the vehicle. The effect on income before taxes from these adjustments was to increase pre-tax income by $16,000 and $183,000 for the three and six months ended June 30, 2001, respectively. The after tax effect of these adjustments was to increase net income by $11,000 and $108,000 for the three and six months ended June 30, 2001, respectively. These adjustments caused an increase of less than $0.01 and $0.02 in basic and diluted earnings per share for the three and six months ended June 30, 2001, respectively.

      (iii) Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. Previously, the income had been recognized at the time of sale of the vehicle. The revenue is taken into income over a five-year period, which is the life of the contract. The effect on income before taxes from these adjustments was to increase pre-tax income by $36,000 and $72,000 for the three and six months ended June 30, 2001, respectively. The after tax effect of these adjustments was to increase net income by $24,000 and $43,000 for the three and six months ended June 30, 2001, respectively. These adjustments caused an increase in basic and diluted earnings per share of less than $0.01 and $0.01 for the three months and six months ended June 30, 2001, respectively.

      At June 30, 2002 and December 31, 2001 Hometown had $1,232,000 and $1,264,000 of deferred revenue, respectively, relating to insurance and service contract income.

      The total effect of the aforementioned adjustments was to increase income before taxes $14,000 and $179,000 for the three and six months ended June 30, 2001, respectively. The total effect of these changes was to increase net income $36,000 and $106,000 for the three and six months ended June 30, 2001, respectively. The three-month period includes a $27,000 increase in net income resulting from a decrease in the effective tax rate for the period. There was no effect on basic earnings per share for three months ended June 30, 2001. Diluted earnings per share increased $0.01 for three months ended June 30, 2001. Basic and diluted earnings per share increased $0.01 for the six months ended June 30, 2001. Restated basic and diluted earnings per share are $0.13 and $0.11, respectively for the six months ended June 30, 2001.

4.    EARNINGS PER SHARE

      "Basic earnings per share" is computed by dividing net income by the weighted average common shares outstanding. "Diluted earnings per share" is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. For the three and six months ended June 30, 2001 the computation of diluted earnings per share included approximately 200,000 and 1,111,000 common shares, respectively in relation to a stock guaranty issueable in relation to an acquisition (Note 10). Options and warrants to purchase approximately 1,373,000 and 770,000 shares of common stock were outstanding as of June 30, 2002 and 2001, respectively. The options and warrants were not included in the computation of diluted earnings per share because the option and warrant prices were greater than the average market price of the common shares.

      See Note 5 for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 per SFAS 142.

5.    GOODWILL

      As discussed in Note 2, effective January 1, 2002, Hometown adopted SFAS
142. At that time the Company ceased recording goodwill amortization. SFAS 142 requires that goodwill be reviewed for impairment upon adoption and annually thereafter.

      By calendar year end, Hometown is required to determine the correct implied fair value of the goodwill and record any impairment charges that result from this application as a cumulative effect of a change in accounting principle. Future impairment losses would be recorded as an operating expense. To test for impairment, Hometown has obtained appraisals of its reporting units, established its fair value benchmarks and performed an evaluation that indicates a severe impairment exists and expects to record a one-time, non-cash charge to reduce the carrying value of it goodwill in the third quarter.

      Goodwill amortization expense is as follows:

                           For the Three Months Ended  For the Six Months Ended
                             06/30/02   06/30/01         06/30/02   06/30/01
                                       (Restated)                  (Restated)
                               (in thousands)              (in thousands)
                             ------      ------           ------      ----

Goodwill amortization (a)    $   --      $  144           $   --      $293
                             ======      ======           ======      ====

Reported net income          $  309      $  609           $  544      $806
                             ======      ======           ======      ====

      (a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes.

      The 2001 (restated) results do not reflect the provisions of SFAS 142. Had Hometown adopted SFAS 142 on January 1, 2001, historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below.

                                   For the Three Months Ended     For the Six Months Ended
                                     06/30/02       06/30/01       06/30/02       06/30/01
                                                  (Restated)                    (Restated)
                                         (in thousands)                 (in thousands)
                                    ---------      ---------      ---------      ---------
Reported net income                 $     309      $     609      $     544      $     806
Add: Goodwill amortization (a)             --            144             --            293
                                    ---------      ---------      ---------      ---------
Adjusted net income                 $     309      $     753      $     544      $   1,099
                                    =========      =========      =========      =========

Earnings per share, Basic
     Reported net income            $    0.04      $    0.10      $    0.08      $    0.13
     Goodwill amortization (a)             --           0.03             --           0.05
                                    ---------      ---------      ---------      ---------
     Adjusted net income            $    0.04      $    0.13      $    0.08      $    0.18
                                    =========      =========      =========      =========

Earnings per share, Diluted
     Reported net income            $    0.04      $    0.10      $    0.08      $    0.11
     Goodwill amortization (a)             --           0.02             --           0.04
                                    ---------      ---------      ---------      ---------
     Adjusted net income            $    0.04      $    0.12      $    0.08      $    0.15
                                    =========      =========      =========      =========

      (a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes.

      The 2001, 2000 (restated) and 1999 (restated) full year results do not reflect the provisions of SFAS 142. Had Hometown adopted SFAS 142 on January 1, 1999, historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below.

                                            For the Years Ended December 31,
                                         2001             2000          1999
                                                      (Restated)     (Restated)
                                                    (in thousands)
                                      ---------       ---------      ---------
Reported net income (loss)            $  (2,136)      $  (3,800)     $     641
Add: Goodwill amortization (a)              585             545            508
                                      ---------       ---------      ---------
Adjusted net income (loss)            $  (1,551)      $  (3,255)     $   1,149
                                      =========       =========      =========

Earnings (loss) per share, Basic
     Reported net income (loss)       $   (0.32)      $   (0.63)     $    0.11
     Goodwill amortization (a)             0.08            0.09           0.09
                                      ---------       ---------      ---------
     Adjusted net income (loss)       $   (0.24)      $   (0.54)     $    0.20
                                      =========       =========      =========

Earnings (loss) per share, Diluted
     Reported net income (loss)       $   (0.32)      $   (0.63)     $    0.11
     Goodwill amortization (a)             0.08            0.09           0.08
                                      ---------       ---------      ---------
     Adjusted net income (loss)       $   (0.24)      $   (0.54)     $    0.19
                                      =========       =========      =========

      (a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes.

6.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                                6/30/02      12/31/01
                                                -------      -------
                                                  (in thousands)
            New Vehicles                        $27,316      $21,722
            Used Vehicles                         8,985        8,559
            Parts, accessories and other          1,445        1,606
                                                -------      -------
               Total Inventories                $37,746      $31,887
                                                =======      =======

7.    INVESTMENT IN CARDAY INC.

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

      Summarized financial data for CarDay Inc. for the periods it was not part of the companies consolidated financial results is as follows:

                                            Statement of Operations Data
                                       Three Months Ended   Six Months Ended
                                          June 30, 2001       June 30, 2001
                                             (000's)            (000's)
                                             -------            -------
            Revenues                         $   188            $   337
            Gross profit                     $   156            $   284
            Loss from operations             $(2,221)           $(4,685)
            Net loss                         $(2,201)           $(4,645)


8.    FLOOR PLAN NOTES PAYABLE

      Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount.

      In June 2002, Hometown renewed its floor plan agreement with FMCC and is now subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates.

9.    OTHER INCOME / OTHER EXPENSE

      The significant components of Other Income and Other Expense are:

                                              For the Three Months    For the Six Months
                                                     Ended                  Ended
                                               06/30/02  06/30/01    06/30/02    06/30/01
                                                 (in thousands)         (in thousands)
                                                -----      -----       ----       -----
      Other Income:
      Gain on sale of Morristown franchise       $--         $--       $ --       $ 254
      Miscellaneous                               18          --         24          --
                                                ----       -----       ----       -----
      Total Other Income                        $ 18         $--       $ 24       $ 254
                                                ====       =====       ====       =====

      Other Expense:
      Miscellaneous                             $ (1)      $  (1)      $ (3)      $  (2)
                                                ----       -----       ----       -----
      Total Other Expense                       $ (1)      $  (1)      $ (3)      $  (2)
                                                ====       =====       ====       =====

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first six months of 2001, Hometown received the purchase price plus $23,000 for parts returned, and paid out a broker's commission of $35,000. Included in accounts receivable is $23,000 due for returned parts. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

10.   STOCK GUARANTEE

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

11.   CONTINGENCIES

      In May, 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Hometown and Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. To date, litigation has not commenced with respect to this matter, however, in the event that Morristown and/or Hometown is sued as a result of the Assignee's breach, Hometown will seek damages from the Assignee as provided under the lease assignment. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs.

      In July 2002, Hometown received notice of a complaint filed by the Trust Company of New Jersey ("Trust Company") for payment under certain guaranty agreements made by Hometown in favor of Trust Company in connection with a sale of vehicles in 1998. Trust Company is seeking approximately $390,000 plus other costs. Hometown does not believe it has any obligations under the guaranty agreements due to certain actions taken by Trust Company in relation to the underlying debt, the debtor and other guarantors. Hometown believes it has meritorious defenses and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

Restatement Of Prior Years Financial Statements

      Subsequent to fiscal year end December 31, 2001, Hometown determined: (i) two dealership operating leases should have more appropriately been classified as capital leases, (ii) certain manufacturer incentives should have been more appropriately reflected as a reduction of inventory costs, and (iii) certain insurance product sales generated in Connecticut should be recognized over the life of the contract due to operating under a dealer obligor status according to state law. Accordingly, Hometown has restated prior year financial statements to reflect these changes. These restatements are as follows:

      (i) Reflecting the two leases as capital leases resulted in recording an increase in buildings and capital lease obligations of $5.2 million as of July 1998, the lease inception date. Hometown has recorded (a) depreciation expense on the building, (b) interest expense and principal payments on the related capital lease obligation and (c) eliminated the lease expense that had previously been recorded. The effect on income before taxes from these adjustments was to reduce pre-tax income by $38,000 and $76,000 for the three and six months ended June 30, 2001, respectively. The after tax effect of these adjustments was to reduce net income $26,000 and $45,000 for the three and six months ended June 30, 2001, respectively. These adjustments caused a reduction in basic and diluted earnings per share of less than $0.01 and $0.01 for the three months and six months ended June 30, 2001, respectively.

      (ii) Manufacturers provide certain assistance to dealerships that had been recorded as a reduction of interest expense when received. This is more appropriately reflected as a reduction of inventory costs and cost of sales at the time of sale of the vehicle. The effect on income before taxes from these adjustments was to increase pre-tax income by $16,000 and $183,000 for the three and six months ended June 30, 2001, respectively. The after tax effect of these adjustments was to increase net income by $11,000 and $108,000 for the three and six months ended June 30, 2001, respectively. These adjustments caused an increase of less than $0.01 and $0.02 in basic and diluted earnings per share for the three and six months ended June 30, 2001, respectively.

      (iii) Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. Previously, the income had been recognized at the time of sale of the vehicle. The revenue is taken into income over a five-year period, which is the life of the contract. The effect on income before taxes from these adjustments was to increase pre-tax income by $36,000 and $72,000 for the three and six months ended June 30, 2001, respectively. The after tax effect of these adjustments was to increase net income by $24,000 and $43,000 for the three and six months ended June 30, 2001, respectively. These adjustments caused an increase in basic and diluted earnings per share of less than $0.01 and $0.01 for the three months and six months ended June 30, 2001, respectively.

      At June 30, 2002 and December 31, 2001 Hometown had $1,232,000 and $1,264,000 of deferred revenue, respectively, relating to insurance and service contract income. Though Connecticut State Law continues to hold the dealership responsible for warranty service and insurance, it allows them to assign responsiblity to others if the dealer's customers accept acknowledged forms of contracts specifying this assignment. Commencing in June 2002, Hometown's Connecticut dealerships began using a form of contract, which included the acknowledged "contract assignment" provision for a portion of their extended warranty contracts. Some of the contracts used by these dealerships prior to June 2002, also contained the assignment language. Though Hometown will remain contingently liable even if these contracts are assigned, based on the financial strength of the assignee Hometown may be able to advance recognition of some of its previously deferred revenue. Hometown is investigating the magnitude of previously deferred revenues under extended warranty service agreements containing assignment language and is exploring with its auditors the possibility of advancing recognition of a portion of the deferred revenues generated under these agreements.

      The total effect of the aforementioned adjustments was to increase income before taxes $14,000 and $179,000 for the three and six months ended June 30, 2001, respectively. The total effect of these changes was to increase net income $36,000 and $106,000 for the three and six months ended June 30, 2001, respectively. The three-month period includes a $27,000 increase in net income resulting from a decrease in the effective tax rate for the period. There was no effect on basic earnings per share for three months ended June 30, 2001. Diluted earnings per share increased $0.01 for three months ended June 30, 2001. Basic and diluted earnings per share increased $0.01 for the six months ended June 30, 2001. Restated basic and diluted earnings per share are $0.13 and $0.11, respectively for the six months ended June 30, 2001.

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues (Unaudited)

      The total revenue by category for Hometown for the three and six months ended June 30, 2002 and 2001 are as follows:

                           For the three months ended   For the six months ended
                                    June 30,                    June 30,
                                2002         2001          2002          2001
                                          (Restated)                  (Restated)
                              -------      -------      --------      --------
                                 (in thousands)             (in thousands)
New vehicle                   $44,920      $41,351      $ 81,575      $ 76,010
Used vehicle - retail          15,374       20,267        31,112        35,975
Used vehicle - wholesale        4,549        4,039         8,925         6,616
Parts and service               5,928        6,642        12,030        12,590
F&I and other                   2,231        2,155         4,453         3,910
                              -------      -------      --------      --------
Total Revenue                 $73,002      $74,454      $138,095      $135,101
                              =======      =======      ========      ========

      The units sold by category for Hometown for the three and six months ended June 30, 2002 and 2001 are as follows:

                        For the three months ended    For the six months ended
                                  June 30,                   June 30,
                               2002       2001            2002       2001
                              -----      -----           -----      -----
New vehicle                   1,828      1,540           3,256      2,891
Used vehicle - retail         1,099      1,146           2,199      2,248
Used vehicle - wholesale        727        814           1,424      1,548
                              -----      -----           -----      -----
Total units sold              3,654      3,500           6,879      6,687
                              =====      =====           =====      =====

      The gross profit by category for Hometown for the three and six months ended June 30, 2002 and 2001 are as follows:

                                For the three months ended       For the six months ended
                                         June 30,                         June 30,
                                  2002              2001            2002             2001
                                                 (Restated)                      (Restated)
                                ---------        ---------       ---------        ---------
                                      (in thousands)                   (in thousands)
New vehicle                     $   2,798        $   2,670       $   5,020        $   5,095
Used vehicle - retail               1,789            2,325           3,611            4,171
Used vehicle - wholesale              (36)              26              (5)              94
Parts and service                   3,319            3,880           6,629            6,976
F&I and other                       2,231            2,155           4,453            3,910
                                ---------        ---------       ---------        ---------
Total Gross Profit              $  10,101        $  11,056       $  19,708        $  20,246
                                =========        =========       =========        =========


      The gross profit percent of revenue by category for Hometown for the three and six months ended June 30, 2002 and 2001 are as follows:

                                For the three months ended       For the six months ended
                                         June 30,                         June 30,
                                  2002              2001            2002             2001
                                                 (Restated)                      (Restated)
                                ---------        ---------       ---------        ---------
New vehicle                           6.2%             6.5%            6.2%             6.7%
Used vehicle - retail                11.6%            11.5%           11.6%            11.6%
Used vehicle - wholesale             (0.8)%            0.6%           (0.1)%            1.4%
Parts and service                    56.0%            58.4%           55.1%            55.4%
F&I and other                       100.0%           100.0%          100.0%           100.0%
                                ---------        ---------       ---------        ---------
Total Gross Profit percent           13.8%            14.8%           14.3%            15.0%
                                =========        =========       =========        =========

Three months ended June 30, 2002 compared with three months ended June 30, 2001.

      Revenue

      Total revenue decreased $1.5 million, or 2.0% to $73.0 million for the three months ended June 30, 2002 from $74.5 million for three months ended June 30, 2001. All revenue comparisons for the three month periods are on a same store basis. This decrease was primarily due to: (i) decreased sales of used vehicles sold at retail of 238 units ($4.9 million) and (ii) decreased parts and service sales ($0.7 million); partially offset by (iii) increased new vehicle sales of 177 units ($3.5 million) primarily due to fleet and livery sales and
(iv) increased sales of used vehicles sold at wholesale ($0.5 million).

      Revenue from the sale of new vehicles increased $3.5 million, or 8.5% to $44.9 million for the three months ended June 30, 2002, from $41.4 million for the three months ended June 30, 2001. The increase is primarily due to increases at Hometown's Toyota ($2.6 million) and Chevy ($1.8 million) dealerships partially offset by decreases at Hometown's Lincoln Mercury dealerships ($0.6 million). The Toyota increase was primarily due to an additional 147 units sold in 2002 compared to 2001 of which 172 units ($2.6 million) were attributable to fleet sales. The decrease in other Toyota units was entirely offset by an increase in average selling price. The increase in the Chevy dealership was primarily due to the sale of 77 additional units sold in 2002 ($1.8 million) compared to 2001, average selling price was essentially the same in both periods. The decreases at the Lincoln Mercury dealerships were primarily due to a decrease of 29 units sold in 2002 compared to 2001. This was net of an increase of 50 livery units ($2.0 million). Excluding livery units, the Lincoln Mercury dealerships had decreased revenue of $2.6 million, primarily due to a decrease of 79 units ($2.4 million). This represents an 18.7% decrease in units from the 2001 period.

      Revenue from the sale of used vehicles at retail decreased $4.9 million, or 24.1% to $15.4 million for the three months ended June 30, 2002, from $20.3 million for the three months ended June 30, 2001. This decrease was primarily attributable to a decrease of 238 units. Most Hometown dealerships experienced decreases in this area, although one dealership accounted for $2.0 million of this decrease. This was primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002, as Hometown experienced a drop off in demand for its high-end used car line and increased weakness on financing for these vehicles as the economy has weakened. Although Hometown still sells high-end used cars, it is not expected to be a significant portion of revenues from sales of used cars at retail. Revenue from the sale of used vehicles at wholesale increased $0.5 million, or 12.5%, to $4.5 million for three months ended June 30, 2002, from $4.0 million for the three months ended June 30, 2001. This increase is primarily due to sales from Hometown's high-end used car business. As Hometown determined to reduce its emphasis on its high-end used car line during the second quarter of 2002, its related inventory was reduced by selling certain of the vehicles it had in inventory at wholesale.

      Parts and service sales revenue decreased $0.7 million, or 10.6% to $5.9 million for the three months ended June 30, 2002, from $6.6 million for the three months ended June 30, 2001. Hometown's Toyota dealerships showed an increase of $0.2 million, while all other dealerships decreased $0.9 million from the prior year. One of these dealerships is undergoing construction of a new showroom, which Hometown believes is negatively impacting the amount of traffic in the service department. This dealership accounts for $0.3 million of the decrease. It is expected that the construction will be complete by the end of the third quarter.

      Other dealership revenues remained essentially flat at $2.2 million for the three months ended June 30, 2002 and June 30, 2001. Increased finance and extended service contract income for new vehicles was offset by decreased finance income for used vehicles.

      Gross Profit

      Total gross profit decreased $1.0 million, or 9.0%, to $10.1 million for the three months ended June 30, 2002, from $11.1 million for the three months ended June 30, 2001. All gross profit comparisons for the three-month periods are on a same store basis. This decrease was primarily attributable to: (i) parts and service decrease of $0.6 million and (ii) a decrease in gross profit of used vehicles sold at retail of $0.5 million; partially offset by (iii) an increase in new vehicle gross profit of $0.1 million. Gross profit percentage for Hometown was 13.8% in 2002 compared to 14.8% in the 2001 period. Adjusting both periods for Toyota fleet sales, discussed in new vehicles below, gross profit percentage was 14.7% and 15.2% in the 2002 and 2001 periods, respectively.

      Gross profit on the sale of new vehicles increased $0.1 million, or 3.7%, to $2.8 million for the three months ended June 30, 2002, from $2.7 million for the three months ended June 30, 2001. Gross profit percentage for 2002 was 6.2% compared to 6.5% for 2001. The decrease in gross profit percentage was primarily due to a decrease at the Toyota dealerships, which was caused by the increased sale of fleet vehicles discussed above, which generates minimal gross profit for the dealership. Adjusting fleet sales in both periods, gross profit percentage was 6.8% in 2002 compared to 6.7% in 2001. Although there was a decrease of 25 units in other Toyota sales, they generated a higher average gross profit per unit ($0.1 million) compared to the 2001 period. Increased volume (77 units) at the Chevy dealership generated an additional $0.1 million gross profit in 2002 compared to 2001. Partially offsetting these increases was a decrease at the Lincoln Mercury dealerships ($0.1 million) due to a decrease of 29 units partially offset by an increase in average gross profit per unit. This was net of an increase in gross profit from livery sales ($0.1 million) discussed above. Excluding gross profit from livery sales, the Lincoln Mercury dealerships had decreased gross profit of $0.2 million, primarily due to a decrease of 79 units.

      Gross profit on the sale of used vehicles at retail decreased $0.5 million, or 21.7%, to $1.8 million for the three months ended June 30, 2002, from $2.3 million for the three months ended June 30, 2001. This decrease was primarily attributable to a decrease of 238 units. Gross profit percentage was 11.6% and 11.5% for the three months ended June 30, 2002 and 2001, respectively. As discussed in revenues above, most Hometown dealerships experienced decreases in this area, although one dealership accounted for $0.2 million of this decrease. This was primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002, as Hometown experienced a drop off in demand for its high-end used car line and increased weakness on financing for these vehicles as the economy has weakened. Although, Hometown still sells high-end used cars, it is not expected to be a significant portion of gross profit from sales of used cars at retail. Gross profit on the sale of used vehicles at wholesale is minimal and decreased $62,000 for the three months ended June 30, 2002 compared to the 2001 period. This decrease is primarily due to sales from Hometown's high-end used car business. As the Company determined to reduce its emphasis on its high-end used car line during the second quarter of 2002, its related inventory was reduced by selling certain of the vehicles it had in inventory at wholesale. Due to the weakened market for these vehicles, Hometown was not able to generate the expected gross profit from these vehicles that would have been able to obtain previously.

      Parts and service gross profit decreased $0.6 million, or 15.4%, to $3.3 million for the three months ended June 30, 2002, from $3.9 million for the three months ended June 30, 2001. The decrease was attributable to decreased revenues discussed above combined with a decrease in related gross profit margin to 56.0% for the three months ended June 30, 2002, from 58.4% for the three months ended June 30, 2001.

      Amortization of Goodwill

      According to SFAS 142, the Company ceased recording goodwill amortization on January 1, 2002. Goodwill amortization was $0.2 million for the three months ended June 30, 2001. See Note 5.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased $0.1 million, or 1.1%, to $8.8 million for the three months ended June 30, 2002, from $8.9 million for the three months ended June 30, 2001. The decrease is primarily due to a $0.2 million increase of reserves reflected in the 2001 quarter, and a net $0.1 million decrease in various other costs, partially offset by increases in salaries and employee benefits of $0.2 million.

      Interest Income

      Interest income decreased to $4,000 for the three months ended June 30, 2002 from $29,000 for the three months ended June 30, 2001. The decrease is primarily the result of higher interest rates and invested cash in 2001 compared to 2002.

      Interest Expense

      Interest expense decreased $0.3 million to $0.8 million for the three months ended June 30, 2002 from $1.1 million for the three months ended June 30, 2001. The decrease is primarily attributable to a decrease in floor plan interest expense, which decreased due to a reduction in interest rates from the three months ended June 30, 2001.

      Provision for income tax

      The effective income tax rate was 39% in the quarter ended June 30, 2002 and 32% in the same period of 2001. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The calculation of the effective income tax rate for the six months ended June 30, 2001 was lower than the rate as of March 31, 2001, resulting in a reduction in the rate for the second quarter ended June 30, 2001. This reduction in the effective tax rate for the second quarter 2001 is partially offset by non-deductible goodwill amortization in the 2001 period. According to SFAS 142, Hometown ceased recording goodwill amortization on January 1, 2002.

      Net Income

      Net income decreased $300,000 to $309,000 for the three months ended June 30, 2002 from $609,000 for the quarter ended June 30, 2001. The decrease is due to the changes described above.

      Earnings Per Share, Basic and Diluted and Weighted Average Shares

      The basic and diluted earnings per share for the three months ended June 30, 2002 is $0.04. The restated basic and diluted earnings per share for the three months ended June 30, 2001 is $0.10. For the three months ended June 30, 2001 the computation of diluted earnings per share included approximately 200,000 common shares, respectively in relation to a stock guaranty issueable in relation to an acquisition (Note 10). Options and warrants to purchase approximately 1,373,000 and 770,000 shares of common stock were outstanding as of June 30, 2002 and 2001, respectively. The options and warrants were not included in the computation of diluted earnings per share because the option and warrant prices were greater than the average market price of the common shares.

      See Note 5 for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 per SFAS 142.

Six months ended June 30, 2002 compared with six months ended June 30, 2001.

      Revenue

      Total revenue increased $3.0 million, or 2.2% to $138.1 million for six months ended June 30, 2002 from $135.1 million for six months ended June 30, 2001. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.2 million) in January 2001 to Lincoln Mercury, the increase is $3.2 million. This increase was primarily due to: (i) increased new vehicle sales of 254 units ($5.6 million), (ii) increased sales of used vehicles sold at wholesale ($2.3 million) primarily caused by an increase of high-end vehicle sales, and (iii) increased other revenues ($0.6 million) primarily due to increased finance and extended service contract income for new vehicles; partially offset by (iv) decreased sales of used vehicles sold at retail of 240 units ($4.9 million) and
(v) decreased parts and service ($0.6 million).

      Revenue from the sale of new vehicles increased $5.6 million, or 7.4% to $81.6 million for the six months ended June 30, 2002, from $76.0 million for the six months ended June 30, 2001. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.1 million) in January 2001 to Lincoln Mercury, the increase is $5.7 million. The increase is primarily due to increases at Hometown's Toyota ($5.4 million) and Chevy ($3.6 million) dealerships partially offset by decreases at Hometown's Lincoln Mercury dealerships ($3.6 million). The Toyota increase was primarily due to an additional 262 units sold in 2002 compared to 2001 of which 226 units ($3.5 million) were attributable to fleet sales. The remaining increase of $1.9 million was attributable to both the increase of 36 units ($0.8 million) and a 3.7% increase in the average selling price ($1.1 million). The increase in the Chevy dealership was due to the sale of 145 additional units sold in 2002 ($3.4 million) compared to 2001, combined with a 2.3% increase in average selling price in 2002 ($0.2 million) compared to 2001. The decreases at the Lincoln Mercury dealerships were primarily due to a decrease of 142 units sold in 2002 compared to 2001. This was net of an increase of 46 livery units ($1.7 million). Excluding livery units, the Lincoln Mercury dealerships had decreased revenue of $5.3 million, primarily due to a decrease of 188 units ($5.5 million). This represents a 23.6% decrease in units from the 2001 period.

      Revenue from the sale of used vehicles at retail decreased $4.9 million, or 13.6% to $31.1 million for the six months ended June 30, 2002, from $36.0 million for the six months ended June 30, 2001. This decrease was primarily attributable to a decrease of 240 units, 238 of which occurred in the second quarter. Most Hometown dealerships experienced decreases in this area, although one dealership accounted for $2.8 million of this decrease. This was primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002, as Hometown experienced a significant drop off in demand for its high-end used car line and increased weakness on financing for these vehicles as the economy has weakened. Although Hometown still sells high-end used cars, it is not expected to be a significant portion of revenues from sales of used cars at retail. Revenue from the sale of used vehicles at wholesale increased $2.3 million, or 34.8%, to $8.9 million for six months ended June 30, 2002, from $6.6 million for the six months ended June 30, 2001. This increase is primarily due to sales from Hometown's high-end used car business. As the Company determined to reduce its emphasis on its high-end used car line during the second quarter of 2002, its related inventory was reduced by selling certain of the vehicles it had in inventory at wholesale. The effect on both sales of used vehicles at retail and wholesale from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Parts and service sales revenue decreased $0.6 million, or 4.8% to $12.0 million for the six months ended June 30, 2002, from $12.6 million for the six months ended June 30, 2001. The decrease in revenues occurred during the second quarter of 2002. Hometown's Toyota dealerships showed an increase of $0.4 million, while all other dealerships decreased $1.0 million from the prior year. One of these dealerships is undergoing construction of a new showroom, which Hometown believes is negatively impacting the amount of traffic in the service department. This dealership accounts for $0.4 million of the decrease. It is expected that the construction will be complete by the end of the third quarter. The effect from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Other dealership revenues increased $0.6 million, or 15.4% to $4.5 million for the six months ended June 30, 2002, from $3.9 million for the six months ended June 30, 2001. This increase was primarily attributable to increased finance and extended service contract income for new vehicles. The effect from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Gross Profit

      Total gross profit decreased $0.5 million, or 2.5%, to $19.7 million for the six months ended June 30, 2002, from $20.2 million for the six months ended June 30, 2001. This decrease was primarily attributable to: (i) a decrease in gross profit on used vehicles sold at retail of $0.6 million, (ii) decreased parts and service gross profit of $0.4 million and (iii) a decrease in new vehicle gross profit of $0.1 million, including $0.2 million increase in the 2001 period due to the financial statement restatement adjustments discussed above; partially offset by (iv) other dealership gross profit of $0.6 million discussed above. The effect on all components of gross profit from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal. Gross profit percentage for Hometown was 14.3% in 2002 compared to 15.0% in the 2001 period. Adjusting both periods for Toyota fleet sales, discussed in new vehicles below, and the sale of Morristown Lincoln Mercury, gross profit percentage was 14.9% and 15.2% in the 2002 and 2001 periods, respectively.

      Gross profit on the sale of new vehicles decreased $0.1 million, or 2.0%, to $5.0 million for the six months ended June 30, 2002, from $5.1 million for the six months ended June 30, 2001. The decrease was primarily due to the financial statement restatement adjustments discussed above ($0.2 million). Gross profit percentage for 2002 was 6.2% compared to 6.7% for 2001. The decrease in gross profit percentage was primarily due to a decrease at the Toyota dealerships, which was primarily caused by the increased sale of fleet vehicles discussed above, which generates minimal gross profit for the dealership. Adjusting fleet sales in both periods, gross profit percentage was 6.6% and 6.9% in the 2002 and 2001 periods, respectively. Other Toyota sales generated an additional $0.1 million in gross profit in 2002 compared to 2001, due to an increase of 36 units and a 3.0% increase in the average gross profit per unit. Increased volume (145 units) at the Chevy dealership generated an additional $0.2 million gross profit in 2002 compared to 2001. Partially offsetting these increases was a decrease at the Lincoln Mercury dealerships ($0.3 million) due to a decrease of 142 units. This was net of an increase in gross profit from livery sales ($0.1 million) discussed above. Excluding gross profit from livery sales, the Lincoln Mercury dealerships had decreased gross profit of $0.4 million, primarily due to a decrease of 188 units.

      Gross profit on the sale of used vehicles at retail decreased $0.6 million, or 14.3%, to $3.6 million for the six months ended June 30, 2002, from $4.2 million for the six months ended June 30, 2001. This decrease was primarily attributable to a decrease of 240 units, 238 of which occurred in the second quarter. Gross profit percentage was 11.6% for both periods. As discussed in revenues above, most Hometown dealerships experienced decreases in this area, although one dealership accounted for $0.4 million of this decrease. This was primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002, as Hometown experienced a significant drop off in demand for its high-end used car line and increased weakness on financing for these vehicles as the economy has weakened. Although, Hometown still sells high-end used cars, it is not expected to be a significant portion of gross profit from sales of used cars at retail. Gross profit on the sale of used vehicles at wholesale was a loss of $5,000 for the six months ended June 30, 2002 compared to a profit $94,000 for the six months ended June 30, 2001. This decrease is primarily due to sales from Hometown's high-end used car business. As the Company determined to reduce its emphasis on its high-end used car line during the second quarter of 2002, its related inventory was reduced by selling certain of the vehicles it had in inventory at wholesale. Due to the weakened market for these vehicles, Hometown was not able to generate the expected gross profit from these vehicles that would have been able to obtain previously.

      Parts and service gross profit decreased $0.4 million, or 5.7%, to $6.6 million for the six months ended June 30, 2002, from $7.0 million for the six months ended June 30, 2001. The decrease was primarily attributable to decreased revenues discussed above, which occurred during the second quarter of 2002. Gross profit percentage was 55.1% and 55.4% for the six months ended June 30, 2002 and 2001, respectively.

      Amortization of Goodwill

      According to SFAS 142, the Company ceased recording goodwill amortization on January 1, 2002. Goodwill amortization was $0.4 million for the six months ended June 30, 2001. See Note 5.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $0.8 million, or 4.9%, to $17.2 million for the six months ended June 30, 2002, from $16.4 million for the six months ended June 30, 2001. The increase is primarily due to increases in salaries and employee benefits of $0.5 million in the 2002 period and a $0.1 million reduction of reserves reflected in the 2001 period.

      Interest Income

      Interest income decreased to $21,000 for the six months ended June 30, 2002 from $30,000 for the six months ended June 30, 2001. The decrease is primarily the result of higher interest rates in 2001 compared to 2002. Partially offsetting this was the investing of excess cash in interest bearing accounts effective with the implementation of the floor plan agreement with FMCC in March 2001. Hometown's previous credit agreement provided that Hometown apply excess cash against the outstanding floor plan liability.

      Interest Expense

      Interest expense decreased $0.7 million to $1.7 million for the six months ended June 30, 2002 from $2.4 million for the six months ended June 30, 2001. The decrease is primarily attributable to a decrease in floor plan interest expense, which decreased due to a reduction in interest rates and a decrease in the average floor plan liability from the six months ended June 30, 2001.

      Other Income

      Included in other income for the six months ended June 30, 2001 is a $254,000 gain on sale of the Morristown Lincoln Mercury dealership to Lincoln Mercury in January 2001.

      Provision for income tax

      The effective income tax rate was 40% in the six months ended June 30, 2002 and 41% in the same period of 2001. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in the effective tax rates for the two periods is primarily non-deductible goodwill amortization in the 2001 period. According to SFAS 142, Hometown ceased recording goodwill amortization on January 1, 2002.

      Net Income

      Net income decreased $262,000 to $544,000 for the six months ended June 30, 2002 from $806,000 for the six months ended June 30, 2001. The decrease is due to the changes described above.

      Earnings Per Share, Basic and Diluted and Weighted Average Shares

      The basic and diluted earnings per share for the six months ended June 30, 2002 is $0.08. The restated basic and diluted earnings per share for the six months ended June 30, 2001 is $0.13 and $0.11, respectively. For the six months ended June 30, 2001 the computation of diluted earnings per share included approximately 1,111,000 common shares, respectively in relation to a stock guaranty issueable in relation to an acquisition (Note 10). Options and warrants to purchase approximately 1,373,000 and 770,000 shares of common stock were outstanding as of June 30, 2002 and 2001, respectively. The options and warrants were not included in the computation of diluted earnings per share because the option and warrant prices were greater than the average market price of the common shares.

      See Note 5 for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 per SFAS 142.

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

      Cash and Cash Equivalents

      Total cash and cash equivalents was $4.1 million and $4.4 million at June 30, 2002 and December 31, 2001, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flow:


                                                             Six months ended
                                                                  June 30,
                                                             2002        2001
                                                                     (Restated)
                                                           -------       -----
                                                              (in thousands)
 Net cash provided by operating activities                 $ 1,189       $  82
 Net cash provided by (used in) investing activities        (1,214)        495
 Net cash (used in) financing activities                      (285)       (233)
                                                           -------       -----
 Net increase (decrease) in cash and cash equivalents      $  (310)      $ 344
                                                           =======       =====

      For the six months ended June 30, 2002, net cash provided from operations of $1.2 million primarily consists of: (i) net income plus non-cash items of $1.2 million; and (ii) the increase in floor plan liability in excess of the increase in inventory of $0.8 million; partially offset by (iii) increased accounts receivable of $0.6 million. Net cash used in investing activities of $1.2 million is primarily due to capital expenditures associated with the construction of a new showroom at our Framingham, Massachusetts dealership. Net cash used in financing activities of $0.3 million is due to principal payments of long-term debt and capital lease obligations.

      For the six months ended June 30, 2001, net cash provided from operations of $0.1 million primarily consists of: (i) net income plus non-cash items of $2.0 million; and (ii) an increase in accounts payable and accrued expenses of $0.8 million; partially offset by (iii) increased accounts receivable of $2.2 million; and (iv) increases in prepaid expenses and other current assets of $0.5 million. Net cash provided by investing activities of $0.5 million is primarily due to the sale of Hometown's Morristown Lincoln Mercury dealership to Lincoln Mercury of $0.7 million, partially offset by capital expenditures of $0.2 million. Net cash used in financing activities of $0.2 million is due to principal payments of long-term debt and capital lease obligations.

Capital Expenditures

      Capital expenditures for fiscal 2002 are expected to be $1.6 million consisting primarily of the estimated construction and associated expenses for building a new showroom at our Framingham, Massachusetts dealership.

Receivables

      The Company had $6.3 million in accounts receivable at June 30, 2002 compared to $5.7 million at December 31, 2001. The majority of those receivables are from companies that provide or secure financing for customer purchases.

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

      In June 2002, Hometown renewed its floor plan agreement with FMCC and is now subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates.

Disposals

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first six months of 2001, Hometown received the purchase price plus $23,000 for parts returned, and paid out a broker's commission of $35,000. Included in accounts receivable is $23,000 due for returned parts. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

Contingencies

      In May, 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Hometown and Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. To date, litigation has not commenced with respect to this matter, however, in the event that Morristown and/or Hometown is sued as a result of the Assignee's breach, Hometown will seek damages from the Assignee as provided under the lease assignment. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs.

      In July 2002, Hometown received notice of a complaint filed by the Trust Company of New Jersey ("Trust Company") for payment under certain guaranty agreements made by Hometown in favor of Trust Company in connection with a sale of vehicles in 1998. Trust Company is seeking approximately $390,000 plus other costs. Hometown does not believe it has any obligations under the guaranty agreements due to certain actions taken by Trust Company in relation to the underlying debt, the debtor and other guarantors. Hometown believes it has meritorious defenses and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on prime. Based on floor plan amounts outstanding at June 30, 2002 of $39.2 million, a 1% change in the prime rate would result in a $0.4 million change to annual floor plan interest expense.

      Hometown invests excess cash, $2.0 million at June 30, 2002, in a money market account that was paying interest of 1.45% at June 30, 2002.

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

      Hometown adopted this statement effective January 1, 2002, and at such time ceased recording goodwill amortization. By calendar year end, Hometown is required to determine the correct implied fair value of the goodwill and record any impairment charges that result from this application as a cumulative effect of a change in accounting principle. Future impairment losses would be recorded as an operating expense. To test for impairment, Hometown has obtained appraisals of its reporting units, established its fair value benchmarks and performed an evaluation that indicates a severe impairment exists and expects to record a one-time, non-cash charge to reduce the carrying value of it goodwill in the third quarter. See Note 5.

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

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

      a.    Exhibits:

            99.1  Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2  Chief Financial Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

            NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hometown Auto Retailers, Inc.


August 12, 2002                           By: /s/ Corey E. Shaker
------------------------                  --------------------------------------
Date                                      Corey E. Shaker, President and Chief
                                          Executive Officer


August 12, 2002                           By: /s/ Charles F. Schwartz
------------------------                  --------------------------------------
Date                                      Charles F. Schwartz
                                          Chief Financial Officer