Form 10-K/A
period 2001-12-31
HOMETOWN AUTO RETAILERS INC
filed 2002-09-17
CIK 1061117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 10, 2002 was approximately $2,832,412.

      The number of shares outstanding of the registrant's Class A and Class B Common Stock, $.001 par value, as of May 10, 2002 was 7,175,105 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                               INTRODUCTORY NOTE

This Amendment No. 1 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2001, as filed by the Registrant on May 24, 2002, is being filed to: (i) Expand disclosure of the Registrants Revenue Recognition Policy. See Managements Discussion and Analysis - Use of Estimates and Critical Accounting Policies Revenue Recognition and Finance, Insurance and Service Contract Income Recognition; (ii) Revise the disclosure with regard to Deferred Revenue. See Note 2 and Managements Discussion and Analysis - Restatement of Prior Years Financial Statements, Note 3 - Summary of Significant Accounting Policies - Finance, Insurance and Service Contract Income Recognition, and Note 4 - Details of Certain Balance Sheet Accounts - Other Long-term Liabilities and Deferred Revenue; and, (iii) minor other changes.

                          HOMETOWN AUTO RETAILERS, INC.

                            Form 10-K/A Annual Report
                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
PART I
   Item 1.   Business..............................................................................................       4
   Item 2.   Properties............................................................................................      17
   Item 3.   Legal Proceedings.....................................................................................      19
   Item 4.   Submission of Matters to a Vote of Security Holders...................................................      19

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................................      20
   Item 6.   Selected Financial Data...............................................................................      21
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................      22
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................      36
   Item 8.   Financial Statements and Supplementary Data...........................................................      36
   Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.................      36

PART III
   Item 10.  Directors and Executive Officers of the Registrant....................................................      37
   Item 11.  Executive Compensation................................................................................      40
   Item 12.  Security Ownership of Certain Beneficial Owners and Management. ......................................      47
   Item 13.  Certain Relationships and Related Transactions........................................................      50

                      FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K/A are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hometown to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Hometown's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Hometown. Although Hometown believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Hometown or any other person that the objectives and plans of Hometown will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Certain Factors That May Affect Future Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Finance, Insurance and Service Contract Income Recognition

      Hometown arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers and the predetermined financing rates set by the financing institution. The Company receives payment of finance fees from the financing institution approximately 30 days after the financing institution receives the contract. In addition, Hometown receives commissions from the sale of credit life and disability insurance based on the premiums charged to the customer by the insurance company; and commissions from the sale of extended service contracts to customers based on the difference between the price paid by the customer for the service contract and the premium paid to the primary obligor. These commissions are received upfront at the time the vehicle was sold. The revenues from financing fees and commissions are generally recorded at the time of the sale of the vehicles. Hometown is not the principal in these transactions. Hometown acts as the agent for the financing institution or vendor that is providing the service. These revenues are recorded on a net basis.

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

      The Company may be charged back ("chargebacks") for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. For finance fees, if a customer were to terminate their contract prior to the scheduled maturity, generally three to five years, Hometown may be charged back for a portion of the finance fee received. The time period whereby Hometown is subject to chargebacks is generally 90 days or in some cases 120 days. For certain other contracts Hometown is subject to chargebacks for the life of the loan. Generally, if a customer makes their first three payments and subsequently pays off the loan, Hometown will not be charged back by the financing institution. Hometown pays for this in the form of a reduction of the finance fee. In the case of insurance or service contracts, Hometown is subject to chargebacks for the life of the related insurance policy or service contract. In the case of early termination, the vendor will bill us back a pro-rated portion of our commission. The reserves for future charge backs are based on historical operating results and the termination provisions of the applicable contracts. At the time of sale, Hometown records finance, insurance and service contract income, net of estimated chargebacks. This is included in other dealership revenue in the accompanying consolidated financial statements.

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

      Hometown is in the process of renewing its floor plan agreement with FMCC. Hometown expects rates under the new plan to increase in relation to the current plan particularly with respect to the rates charged for used vehicles. The new agreement has not been finalized as of May 24, 2002.

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

Forward Looking Statement

      When used in the Annual Report on Form 10K/A, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Hometown's future plans of operations, business strategy, results of operations and financial condition. Hometown wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of Hometown to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Hometown's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). Hometown disclaims any intent or obligation to update such forward-looking statements.

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

      10.10 Employment Agreement, dated as of the 20th day of April, 1998, between the Registrant and Steven Shaker
      10.11 Lease, dated as of April 20, 1998, between Shaker Enterprises, as landlord, and Hometown (Lincoln/Mercury dealership in Watertown, CT.)
      10.12 Lease, dated as of April 20, 1998, between Joseph Shaker Realty Company, as landlord, and Hometown (Ford dealership in Waterbury, CT.)
      10.13 Lease, dated as of April 20, 1998, between Joseph Shaker Realty Company, as landlord, and Hometown (Jeep/Eagle dealership Waterbury, CT.)
      10.14 Lease, dated as of April 20, 1998, between Rellum Realty Company, as landlord, and Hometown (Toyota dealership in Clinton, NJ)
      10.15 Lease, dated as of April 20, 1998, between Rellum Realty Company, as landlord, and Hometown (Chevrolet/Oldsmobile/Isuzu dealership In Stewartville, NJ)
      10.16 Lease, dated as of April 20, 1998, between Salvatore A. Vergopia and Janet Vergopia, as landlord, and Hometown (Lincoln Mercury dealership in Emerson, NJ)
      10.17 Inventory Loan and Security Agreement between Toyota Motor Credit Corporation and Muller Toyota, Inc.; Commercial Promissory Notes; Dealer Floor Plan Agreement
      10.18 Ford Motor Company Automotive Wholesale Installment Sale and Security Agreement with Shakers, Inc.; Power of Attorney for Wholesale Installment Sale Contract; and Automotive Installment Sale Contract
      10.19 Ford Motor Company Automotive Wholesale Installment Sale and Security Agreement with Family Ford, Inc. and Power of Attorney for Wholesale
      10.20 Chrysler Financial Security Agreement and Master Credit Agreement with Shaker's Inc.
      10.21 Lease, dated as of April 20, 1998, between Thomas E. Cosenzi optionees as landlord, and Hometown (Chrysler Plymouth dealerships in N. Brattleboro, VT.)
      10.22   Form of Stock Option Agreement with schedule of optionees
      10.23 Agreement dated May 28, 1998, between the Registrant and Pride Auto Center, Inc. (an Acquisition)
      10.24 Supplemental Agreement to Dealer Sales and Service Agreement (Publicly Traded Company) dated April 27, 1998 among Muller Chevrolet, Oldsmobile, Isuzu, Inc., Hometown Auto Retailers, Inc. and American Isuzu Motors, Inc.
      10.25 Letter consent for ownership change and initial public offering from Toyota Motor Sales, USA, Inc. dated July 24, 1998
      10.26 Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement between Hometown Auto Retailers, Inc. and General Motors, dated July 20, 1998.
      10.27 Letter consent from Ford Motor Company to Hometown Auto Retailers, Inc. relating to the Ford Division and Lincoln Mercury Division dated July 24, 1998.
      10.28 Credit Agreement dated January 6, 1999 among the registrant, specified subsidiaries, General Electric Capital Corporation, and other specified lenders. All Annexes A through I.
   (1)10.29 Credit Agreement dated March 14, 2001 among the registrant, subsidiaries of the registrant, and Ford Motor Credit Company.
   (2)10.30 Guarantee Agreement dated January 5, 1999 among the registrant and Falcon Financial, LLC.
   (2)10.31 Modification Agreement dated January 6, 1999 among the registrant, subsidiaries of the registrant and Falcon Financial, LLC.
      21.1    Subsidiaries of the Registrant
   (2)99.1    Letter to Commission Pursuant To Temporary Note 3T
   (3)99.2    Chief Executive Officer Certification pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   (3)99.3    Chief Financial Officer Certification pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   (3)99.4    Chief Executive Officer Certification
   (3)99.5    Chief Financial Officer Certification

      ----------
      * Unless otherwise indicated all exhibits were previously filed as an exhibit to Hometown's Registration Statement on Form S-1 (File No 333-52763), and incorporated herein by reference.
      (1) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2000, and incorporated herein by reference.
      (2) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2001, and incorporated herein by reference.
      (3)   Filed herewith.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on September 13, 2002 on its behalf by the undersigned, thereunto duly authorized.

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

      The Company is in the process of renewing its floor plan agreement with FMCC. The Company expects rates under the new plan to increase in relation to the current plan particularly with respect to the rates charged for used vehicles. The new agreement has not been finalized as of May 24, 2002

      The GECC agreement provided financing for the Company's vehicle purchases as well as operating expenses. Under the GECC facility the maximum line was $41,145,000 as of December 31, 2000. Current availability at December 31, 2000 was $1,022,000. The GECC facility was a revolving line of credit not specifically lent to purchase individual vehicles. Therefore, the loan balance cannot be allocated to vehicle categories.

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