Form 10-Q/A
period 2002-03-31
HOMETOWN AUTO RETAILERS INC
filed 2002-09-17
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                INTRODUCTORY NOTE

       This Amendment No. 1 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, as filed by the Registrant on May 31, 2002, is being filed to: (i) Disclose all information required by paragraph 61 of SFAS 142 with respect to initial application of SFAS 142 including its impact on each of the last three fiscal years. See Note 5 - Goodwill; (ii) Revised the disclosure with regard to Deferred Revenue. See Note 3 and Managements Discussion and Analysis - Restatement of Prior Years Financial Statements; (iii) Disclose in Note 12 - Litigation, information that had previously been disclosed in the Registrants Annual Report on Form 10-K for the year ended December 31, 2001; and (iv) correct minor other errors.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          Page
ITEM 1.  Consolidated Balance Sheets at March 31, 2002 (Unaudited)
         and December 31, 2001 (Audited)                                                  4

         Unaudited Consolidated Statements of Operations for three months ended
         March 31, 2002 and 2001(Restated)                                                5

         Unaudited Consolidated Statements of Stockholders' Equity
         for the three months ended March 31, 2002 and 2001 (Restated)                    6

         Unaudited Consolidated Statements of Cash Flows for three months ended
         March 31, 2002 and 2001 (Restated)                                               7

         Notes to Unaudited Consolidated Financial Statements                             8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       15

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                24

SIGNATURES                                                                               25

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q/A are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hometown to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Hometown's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Hometown. Although Hometown believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of Hometown's limited history of operating multiple dealerships in a combined entity, the inclusion of such information should not be regarded as a representation by Hometown or any other person that the objectives and plans of Hometown will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          PART I. FINANCIAL INFORMATION

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                       March 31,   December 31,
       ASSETS                                                             2002         2001
                                                                      (Unaudited)
                                                                      -----------  ------------
Current Assets:
 Cash and cash equivalents                                              $  4,443      $  4,446
 Accounts receivable, net                                                  6,371         5,656
 Inventories, net                                                         35,296        31,887
 Prepaid expenses and other current assets                                   497           344
 Deferred income taxes and taxes receivable                                1,692         1,681
                                                                        --------      --------
 Total current assets                                                     48,299        44,014

Property and equipment, net                                               12,308        11,889
Goodwill, net                                                             23,708        23,708
Other assets                                                               2,080         2,231
                                                                        --------      --------
 Total Assets                                                           $ 86,395      $ 81,842
                                                                        ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Floor plan notes payable                                               $ 37,440      $ 32,553
 Accounts payable and accrued expenses                                     5,593         6,160
 Current maturities of long-term debt and capital lease obligations          723           709
 Deferred revenue                                                            544           476
                                                                        --------      --------
 Total current liabilities                                                44,300        39,898
Long-term debt and capital lease obligations                              12,610        12,797
Long-term deferred income taxes                                              775           721
Other long-term liabilities and deferred revenue                           1,023           974
                                                                        --------      --------
 Total liabilities                                                        58,708        54,390

Stockholders' Equity
 Preferred stock, $.001 par value, 2,000,000 shares
 authorized, no shares issued and outstanding                                 --            --
 Common stock, Class A, $.001 par value, 12,000,000 shares
 authorized, 3,563,605 and 3,561,605 shares issued and outstanding             3             3
 Common stock, Class B, $.001 par value, 3,760,000 shares
 authorized, 3,611,500 and 3,613,500 shares issued and outstanding             4             4
 Additional paid-in capital                                               29,730        29,730
 Accumulated deficit                                                      (2,050)       (2,285)
                                                                        --------      --------
 Total stockholders' equity                                               27,687        27,452
                                                                        --------      --------
 Total liabilities and stockholders' equity                             $ 86,395      $ 81,842
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

5.    GOODWILL

      As discussed in Note 2, effective January 1, 2002, Hometown has adopted SFAS 142 but is still in the process of evaluating its benchmark assessments. Effective January 1, 2002, the Company ceased recording goodwill amortization. By calendar year end, Hometown is required to determine the correct implied fair value of the goodwill and record any impairment charges that result from this application as a cumulative effect of a change in accounting principle. Future impairment losses would be recorded as an operating expense.

      Hometown is currently evaluating the impact of SFAS 142 on its consolidated financial statements. As part of this process, Hometown is obtaining appraisals of its reporting units to determine the correct implied fair value of the goodwill and record any impairment charges that result from this application. Hometown believes that, if the current market price of Hometown's common stock is indicative of fair value, the majority of its goodwill may be impaired as a result of the application of this statement.

      Goodwill amortization expense is as follows:

                                       For the Three Months Ended
                                       --------------------------
                                         03/31/02      03/31/01
                                         --------      --------
                                                     (Restated)
                                             (in thousands)

      Goodwill amortization(a)           $     --      $   149
                                         ========      =======

      Reported net income                $    235      $   197
                                         ========      =======

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

                                       For the Three Months Ended
                                       --------------------------
                                         03/31/02      03/31/01
                                         --------      --------
                                                     (Restated)
                                             (in thousands)

      Reported net income                 $   235      $   197
      Add: Goodwill amortization(a)            --          149
                                          -------      -------

      Adjusted net income                 $   235      $   346
                                          =======      =======

      Earnings per share, Basic
           Reported net income            $  0.03      $  0.03
           Goodwill amortization (a)           --         0.03
                                          -------      -------
           Adjusted net income            $  0.03      $  0.06
                                          =======      =======

      Earnings per share, Diluted
           Reported net income            $  0.03      $  0.02
           Goodwill amortization(a)            --         0.02
                                          -------      -------
           Adjusted net income            $  0.03      $  0.04
                                          =======      =======

      (a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes.

      The 2001, 2000 (restated) and 1999 (restated) full year results do not reflect the provisions of SFAS 142. Had Hometown adopted SFAS 142 on January 1, 1999, historical net income (loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts indicated below.

                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                2001             2000            1999
                                              ---------       ---------       ---------
                                                              (Restated)      (Restated)
                                                            (in thousands)
      Reported net income (loss)              $  (2,136)      $  (3,800)      $     641
      Add: Goodwill amortization (a)                585             545             508
                                              ---------       ---------       ---------
      Adjusted net income (loss)              $  (1,551)      $  (3,255)      $   1,149
                                              =========       =========       =========

      Earnings (loss) per share, Basic
           Reported net income (loss)         $   (0.32)      $   (0.63)      $    0.11
           Goodwill amortization (a)               0.08            0.09            0.09
                                              ---------       ---------       ---------
           Adjusted net income (loss)         $   (0.24)      $   (0.54)      $    0.20
                                              =========       =========       =========

      Earnings (loss) per share, Diluted
           Reported net income (loss)         $   (0.32)      $   (0.63)      $    0.11
           Goodwill amortization (a)               0.08            0.09            0.08
                                              ---------       ---------       ---------
           Adjusted net income (loss)         $   (0.24)      $   (0.54)      $    0.19
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

7.    INVESTMENT IN CARDAY.COM

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

      The FMCC floor plan loans carry an interest rate of prime less 0.75% for new vehicles and prime less 0.50% for used vehicles. These rates are for the first year only. Subsequent to the first year Hometown will be subject to the FMCC standard financing agreement. Hometown is in the process of renewing its floor plan agreement with FMCC. Hometown expects rates under the new plan to increase in relation to the current plan particularly with respect to the rates charged for used vehicles. The new agreement has not been finalized as of May 31, 2002.

9.    OTHER INCOME / OTHER EXPENSE

      The significant components of Other Income and Other Expense are:

                                                03/31/02       03/31/01
                                                    (in thousands)
                                                --------       --------
      Other Income:
      Gain on sale of Morristown franchise      $     --       $    254
      Miscellaneous                                    6             --
                                                --------       --------
      Total Other Income                        $      6       $    254
                                                ========       ========
      Other Expense:
      Miscellaneous                             $     (2)      $     (1)
                                                --------       --------
      Total Other Expense                       $     (2)      $     (1)
                                                ========       ========

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

12.   LITIGATION

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is based on the historical financial statements of Hometown Auto Retailers, Inc. and contains forward-looking statements that involve risks and uncertainties. Hometown's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on Hometown's annual report on Form 10-K/A for the year ended December 31, 2001.

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

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues (Unaudited)

      The total revenue by category for Hometown for the quarters ended March 31, 2002 and March 31, 2001, are as follows:

                                 For the three months ended
                                         March 31,
                                     2002         2001
                                               (Restated)
                                   -------      -------
                                       (in thousands)

New vehicle                        $36,655      $34,659
Used vehicle - retail               15,738       15,708
Used vehicle - wholesale             4,376        2,577
Parts and service                    6,102        5,948
F&I and other                        2,222        1,755
                                   -------      -------
Total Revenue                      $65,093      $60,647
                                   =======      =======

      The units sold by category for Hometown for the quarters ended March 31, 2002 and March 31, 2001, are as follows:

                                  For the three months ended
                                          March 31,
                                      2002         2001
                                     -----        -----
New vehicle                          1,428        1,351
Used vehicle - retail                1,100        1,102
Used vehicle - wholesale               697          734
                                     -----        -----
Total units sold                     3,225        3,187
                                     =====        =====

      The gross profit by category for Hometown for the quarters ended March 31, 2002 and March 31, 2001, are as follows:

                                   For the three months ended
                                           March 31,
                                       2002         2001
                                                (Restated)
                                    ---------   ----------
                                        (in thousands)
New vehicle                           $2,222      $2,425
Used vehicle - retail                  1,822       1,845
Used vehicle - wholesale                  31          69
Parts and service                      3,310       3,096
F&I and other                          2,222       1,755
                                      ------      ------
Total Gross Profit                    $9,607      $9,190
                                      ======      ======

      The gross profit percent of revenue by category for Hometown for the quarters ended March 31, 2002 and March 31, 2001, are as follows:

                                    For the three months ended
                                           March 31,
                                        2002       2001
                                                 (Restated)
                                     ---------   ----------
New vehicle                              6.1%        7.0%
Used vehicle - retail                   11.6%       11.7%
Used vehicle - wholesale                 0.7%        2.7%
Parts and service                       54.2%       52.1%
F&I and other                          100.0%      100.0%
                                       -----       -----
Total Gross Profit percent              14.8%       15.2%
                                       =====       =====

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

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flow:

                                                                     Three months ended
                                                                         March 31,
                                                                   2002            2001
                                                                                (Restated)
                                                                ---------       ----------
                                                                      (in thousands)
      Net cash provided by operating activities                 $     828       $    2,150
      Net cash provided by (used in) investing activities            (658)             552
      Net cash provided by (used in) financing activities            (173)           4,453
                                                                ---------       ----------
      Net increase (decrease) in cash and cash equivalents      $      (3)      $    7,155
                                                                =========       ==========

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

      For the three months ended March 31, 2001, net cash provided from operations of $2.2 million primarily consists of: (i) net income plus non-cash items of $0.6 million; (ii) the decrease in inventory in excess of the decrease in floor plan liability of $1.8 million; and (iii) an increase in accounts payable and accrued expenses of $0.7 million; partially offset by (iv) increased accounts receivable of $0.9 million. Net cash provided by investing activities of $0.6 million is primarily due to the sale of Hometown's Morristown Lincoln Mercury dealership to Lincoln Mercury of $0.6 million, partially offset by capital expenditures of $63,000. Net cash provided by financing activities of $4.5 million is due to cash sent to Hometown in error from Ford Motor Credit Corporation of $4.6 million (Note 11) partially offset principal payments of long-term debt and capital lease obligations of $0.2 million.

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

      The FMCC floor plan loans carry an interest rate of prime less 0.75% for new vehicles and prime less 0.50% for used vehicles. These rates are for the first year only. Subsequent to the first year Hometown will be subject to the FMCC standard financing agreement. Hometown is in the process of renewing its floor plan agreement with FMCC. Hometown expects rates under the new plan to increase in relation to the current plan particularly with respect to the rates charged for used vehicles. The new agreement has not been finalized as of May 31, 2002.

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

Forward Looking Statement

      When used in the Quarterly Report on Form 10Q/A, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Hometown's future plans of operations, business strategy, results of operations and financial condition. Hometown wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of Hometown to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Hometown's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). Hometown disclaims any intent or obligation to update such forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

      a.    Exhibits:

            99.1  Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2  Chief Financial Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.3  Chief Executive Officer Certification

            99.4  Chief Financial Officer Certification

      b.    Reports on Form 8-K

            NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hometown Auto Retailers, Inc.


September 13, 2002                        By: /s/ Corey E.  Shaker
------------------------                  --------------------------------------
Date                                      Corey E. Shaker, President and Chief
                                          Executive Officer


September 13, 2002                        By: /s/ Charles F. Schwartz
------------------------                  --------------------------------------
Date                                      Charles F. Schwartz
                                          Chief Financial Officer