Form 10-Q
period 2002-09-30
HOMETOWN AUTO RETAILERS INC
filed 2002-11-12
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       Title                                 Outstanding
 ------------------------------------------------            -----------
 Common Stock, Class A, par value $.001 per share             3,563,605
 Common Stock, Class B, par value $.001 per share             3,611,500

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page

ITEM 1.  Consolidated Balance Sheets at September 30, 2002 (Unaudited)
         and December 31, 2001 (Audited)                                      3

         Unaudited Consolidated Statements of Operations for three and nine
         months ended September 30, 2002 and 2001(Restated)                   4

         Unaudited Consolidated Statements of Stockholders' Equity for the
         nine months ended September 30, 2002 and 2001 (Restated)             5

         Unaudited Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 (Restated)                  6

         Notes to Consolidated Financial Statements                           7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           17

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                 33

ITEM 6.  Exhibits and Reports on Form 8-K                                    33

SIGNATURES                                                                   34

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

                          PART I. FINANCIAL INFORMATION

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                       September 30,   December 31,
          ASSETS                                                           2002            2001
                                                                        (Unaudited)
                                                                       -------------   ------------
Current Assets:
   Cash and cash equivalents                                              $  5,601       $  4,446
   Accounts receivable, net                                                  5,593          5,656
   Inventories, net                                                         35,785         31,887
   Prepaid expenses and other current assets                                   432            344
   Deferred income taxes and taxes receivable                                  744          1,681
                                                                          --------       --------
      Total current assets                                                  48,155         44,014

Property and equipment, net                                                 12,972         11,889
Goodwill, net                                                                   --         23,708
Other assets                                                                 2,702          2,231
                                                                          --------       --------
      Total assets                                                        $ 63,829       $ 81,842
                                                                          ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                                               $ 36,315       $ 32,463
   Accounts payable and accrued expenses                                     6,048          6,160
   Current maturities of long-term debt and capital lease
      obligations                                                            1,132            886
   Deferred revenue                                                            593            476
                                                                          --------       --------
      Total current liabilities                                             44,088         39,985
Long-term debt and capital lease obligations                                13,160         12,885
Long-term deferred income taxes                                                922            721
Other long-term liabilities and deferred revenue                               783            799
                                                                          --------       --------
       Total liabilities                                                    58,953         54,390

Stockholders' Equity
    Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                                --             --
    Common stock, Class A, $.001 par value, 12,000,000 shares
    authorized, 3,563,605 and 3,561,605 shares issued and outstanding            3              3
    Common stock, Class B, $.001 par value, 3,760,000 shares
    authorized, 3,611,500 and 3,613,500 shares issued and outstanding            4              4
    Additional paid-in capital                                              29,760         29,730
    Accumulated deficit                                                    (24,891)        (2,285)
                                                                          --------       --------
      Total stockholders' equity                                             4,876         27,452
                                                                          --------       --------
      Total liabilities and stockholders' equity                          $ 63,829       $ 81,842
                                                                          ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                    For the Three Months              For the Nine Months
                                                                     Ended September 30,              Ended September 30,
                                                               ----------------------------      ----------------------------
                                                                  2002             2001             2002              2001
                                                                                (Restated)                         (Restated)
                                                               -----------      -----------      -----------      -----------
Revenues
   New vehicle sales                                           $    47,597      $    41,108      $   129,172      $   117,119
   Used vehicle sales                                               18,039           21,611           58,076           64,202
   Parts and service sales                                           6,354            6,526           18,384           19,116
   Other, net                                                        2,358            2,272            6,811            6,181
                                                               -----------      -----------      -----------      -----------
      Total revenues                                                74,348           71,517          212,443          206,618

Cost of sales
   New vehicle                                                      44,740           38,673          121,295          109,589
   Used vehicle                                                     16,285           19,780           52,716           58,106
   Parts and service                                                 2,861            2,737            8,262            8,350
                                                               -----------      -----------      -----------      -----------
      Total cost of sales                                           63,886           61,190          182,273          176,045
                                                               -----------      -----------      -----------      -----------
      Gross profit                                                  10,462           10,327           30,170           30,573

Amortization of goodwill                                                --              176               --              529
Selling, general and administrative expenses                         8,748            8,635           25,899           25,079
                                                               -----------      -----------      -----------      -----------
      Income from operations                                         1,714            1,516            4,271            4,965

   Interest income                                                      12               45               33               75
   Interest (expense)                                                 (858)            (976)          (2,543)          (3,343)
   Other income                                                         11               --               35              254
   Other (expense)                                                      --               (3)              (3)              (5)
   Valuation adjustment - Carday, Inc.                                  --           (3,258)              --           (3,258)
                                                               -----------      -----------      -----------      -----------
      Income (loss) before taxes and cumulative effect of
          accounting change                                            879           (2,676)           1,793           (1,312)
      Provision (benefit) for income taxes                             321             (930)             691             (372)
                                                               -----------      -----------      -----------      -----------
      Income (loss) before cumulative effect of accounting
           change                                                      558           (1,746)           1,102             (940)
      Cumulative effect of accounting change                       (23,708)              --          (23,708)              --
                                                               -----------      -----------      -----------      -----------
Net income (loss)                                              $   (23,150)     $    (1,746)     $   (22,606)     $      (940)
                                                               ===========      ===========      ===========      ===========
Earnings (loss) per share, basic

     Before cumulative effect of accounting change             $      0.07      $     (0.24)     $      0.15      $     (0.15)
     Cumulative effect of accounting change                          (3.30)              --            (3.30)              --
                                                               -----------      -----------      -----------      -----------
Earnings (loss) per share, basic                               $     (3.23)     $     (0.24)     $     (3.15)     $     (0.15)
                                                               ===========      ===========      ===========      ===========
Earnings (loss) per share, diluted
     Before cumulative effect of accounting change             $      0.07      $     (0.24)     $      0.15      $     (0.15)
     Cumulative effect of accounting change                          (3.30)              --            (3.30)              --
                                                               -----------      -----------      -----------      -----------
Earnings (loss) per share, diluted                             $     (3.23)     $     (0.24)     $     (3.15)     $     (0.15)
                                                               ===========      ===========      ===========      ===========
Weighted average shares outstanding, basic                       7,175,105        7,175,105        7,175,105        6,396,078
Weighted average shares outstanding, diluted                     7,175,105        7,175,105        7,175,105        6,396,078

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                      Class A                Class B
                                    Common Stock           Common Stock        Additional                        Total
                                -------------------     --------------------     Paid-in     (Accumulated    Stockholders'
                                Shares      Amount      Shares       Amount      Capital        Deficit)         Equity
                                ------     --------     ------      --------   ----------    ------------    -------------
Balance at
  December 31, 2000
  (Restated)                     2,301     $      2      3,699      $      4     $ 28,786      $   (149)        $ 28,643
Conversion of Class B
Common to Class A
Common                              71           --        (71)            --          --            --               --
Shares issued for
Newburgh purchase                  200           --         --             --          --            --               --
Capital infusion from
accredited investors               975            1         --             --         808            --              809

Warrants                            --            --        --             --         166            --              166

Subscription receivable             --            --        --             --         (30)           --              (30)

Net loss                            --            --        --             --          --          (940)            (940)
                                 -----     --------      -----      --------     --------      --------         --------

Balance at
  September 30, 2001
  (Restated)                     3,547     $      3      3,628      $      4     $ 29,730      $ (1,089)        $ 28,648
                                 =====     ========      =====      ========     ========      ========         ========
Balance at
  December 31, 2001              3,562     $      3      3,613      $      4     $ 29,730      $ (2,285)        $ 27,452
Conversion of Class B
Common to Class A
Common                               2           --         (2)           --           --            --               --
Paid subscription
receivable                          --           --         --            --           30            --               30
Net loss                            --           --         --            --           --       (22,606)         (22,606)
                                 -----     --------      -----      --------     --------      --------         --------
Balance at
  September 30, 2002             3,564     $      3      3,611      $      4     $ 29,760      $(24,891)        $  4,876
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

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           For the Nine Months ended
                                                                                   Sept. 30,
                                                                          --------------------------
                                                                            2002             2001
                                                                                          (Restated)
                                                                          --------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(22,606)         $  (940)
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities -
   Cumulative effect of accounting change                                   23,708               --
   Depreciation and amortization                                               995            1,282
   Gain on disposal of business unit                                            --             (254)
   Loss on write-down of Carday, Inc.                                           --            3,258
   Deferred income taxes                                                       627             (537)
   Changes in assets and liabilities:
      Accounts receivable, net                                                  63             (671)
      Inventories, net                                                      (2,363)           8,254
      Prepaid expenses and other current assets                                (88)            (177)
      Other assets                                                             (23)              67
      Floor plan notes payable                                               3,852           (7,522)
      Accounts payable and accrued expenses                                   (112)            (105)
      Deferred revenue - current                                               117              (29)
      Other long term liabilities and deferred revenue                         (16)             (33)
                                                                          --------          -------
   Net cash provided by operating activities                                 4,154            2,593

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (1,794)            (219)
   Disposal of business unit                                                    --              705
                                                                          --------          -------
   Net cash provided by (used in) investing activities                      (1,794)             486

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                           33               --
   Principal payments of long-term debt and capital lease obligations       (1,268)            (555)
   Issuance of common stock and warrants                                        --              945
   Collection of subscription receivable                                        30               --
                                                                          --------          -------
   Net cash provided by (used in) financing activities                      (1,205)             390

Net increase in cash and cash equivalents                                    1,155            3,469
CASH AND CASH EQUIVALENTS, beginning of period                               4,446              586
                                                                          --------          -------
CASH AND CASH EQUIVALENTS,  end of period                                 $  5,601          $ 4,055
                                                                          ========          =======
 Cash paid for - Interest                                                 $  2,527          $ 3,181
 Cash paid for - Taxes                                                    $    261          $   132
 Purchases financed by capital lease obligations                          $    891          $    --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 11 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Isuzu, Jeep, Lincoln, Mazda, Mercury, Oldsmobile and Toyota.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 (Restated), the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 (Restated), are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods were made. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. Due to seasonality and other factors, the results of operations for interim periods are not necessarily indicative of the results that will be realized for the entire year.

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

      New Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. Discontinued operations accounting will be used for a component of an entity and future operating losses of discontinued operations will no longer be accrued. Additionally, assets acquired and held for disposal are recorded based on fair value less cost to sell at the acquisition date. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

      The adoption of SFAS 144 and 146 are not expected to have a material impact on Hometown's financial statements.

      In June 2001, the FASB issued SFAS Nos. 141 and 142 "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS 142, among other things, eliminates the need to amortize goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill.

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

      Hometown adopted this statement effective January 1, 2002, and at such time ceased recording goodwill amortization. During the third quarter of 2002, Hometown recorded a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations. Future impairment losses would be recorded as an operating expense. See Note 5 for additional disclosure.

3.    RESTATEMENT OF PRIOR YEARS FINANCIAL STATEMENTS

      Subsequent to fiscal year end December 31, 2001, Hometown determined: (i) two dealership operating leases should have more appropriately been classified as capital leases, (ii) certain manufacturer incentives should have been more appropriately reflected as a reduction of inventory costs, and (iii) certain insurance product sales generated in Connecticut should be recognized over the life of the contract due to operating under a dealer obligor status according to state law. Accordingly, Hometown has restated prior year financial statements to reflect these changes. These restatements are as follows:

      (i) Reflecting the two leases as capital leases resulted in recording an increase in buildings and capital lease obligations of $5.2 million as of July 1998, the lease inception date. Hometown has recorded (a) depreciation expense on the building, (b) interest expense and principal payments on the related capital lease obligation and (c) eliminated the lease expense that had previously been recorded. The effect on income before taxes from these adjustments was to reduce pre-tax income by $36,000 and $112,000 for the three and nine months ended September 30, 2001, respectively. The after tax effect of these adjustments was to reduce net income $23,000 and $80,000 for the three and nine months ended September 30, 2001, respectively. These adjustments caused a reduction in basic and diluted earnings per share of less than $0.01 and $0.01 for the three months and nine months ended September 30, 2001, respectively.

      (ii) Manufacturers provide certain assistance to dealerships that had been recorded as a reduction of interest expense when received. This is more appropriately reflected as a reduction of inventory costs and cost of sales at the time of sale of the vehicle. The effect on income before taxes from these adjustments was to increase pre-tax income by $51,000 and $234,000 for the three and nine months ended September 30, 2001, respectively. The after tax effect of these adjustments was to increase net income by $33,000 and $168,000 for the three and nine months ended September 30, 2001, respectively. These adjustments caused an increase of less than $0.01 and $0.03 in basic and diluted earnings per share for the three and nine months ended September 30, 2001, respectively.

      (iii) Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. Previously, the income had been recognized at the time of sale of the vehicle. The revenue is taken into income over a five-year period, which is the life of the contract. The effect on income before taxes from these adjustments was to increase pre-tax income by $36,000 and $108,000 for the three and nine months ended September 30, 2001, respectively. The after tax effect of these adjustments was to increase net income by $23,000 and $77,000 for the three and nine months ended September 30, 2001, respectively. These adjustments caused an increase in basic and diluted earnings per share of less than $0.01 and $0.01 for the three months and nine months ended
September 30, 2001, respectively.

      At September 30, 2002 and December 31, 2001 Hometown had $1,263,000 and $1,264,000 of deferred revenue, respectively, relating to insurance and service contract income.

      The total effect of the aforementioned adjustments was to increase income before taxes $51,000 and $230,000 for the three and nine months ended September 30, 2001, respectively. The total effect of these changes was to increase net income by $33,000 and $165,000 for the three and nine months ended September 30, 2001, respectively. The three-month period includes a $26,000 increase in net income resulting from a change in the effective tax rate for the period. Basic and diluted earnings per share increased $0.01 and $0.02 for the three and nine months ended September 30, 2001, respectively. Restated basic and diluted earnings per share are ($0.24) and ($0.15), for the three and nine months ended September 30, 2001, respectively.

4.    EARNINGS (LOSS) PER SHARE

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,378,000 and 1,218,000 shares of common stock were outstanding as of September 30, 2002 and 2001, respectively. The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive. The Company had potentially dilutive securities related to a stock guaranty issued in connection with an acquisition (Note 10) of approximately 0 and 737,000 common shares that was not included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2001, respectively, because the effect would have been anti-dilutive.

      See Note 5 for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 and writing-off the carrying value of its goodwill in the third quarter of 2002, per SFAS 142.

5.    GOODWILL

      As discussed in Note 2, effective January 1, 2002, Hometown adopted SFAS
142. At that time the Company ceased recording goodwill amortization. SFAS 142 requires the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle.

      Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. According to the criteria under SFAS 142, it has been determined that the Company is a single reporting unit.

      During the third quarter of 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statements of operations. Approximately $9.6 million of this charge is tax deductible, resulting in a tax benefit of approximately $3.8 million that is not reflected in the statements of operations or consolidated balance sheet. The Company has provided a valuation allowance for the entire tax benefit since its realization is not assured.

      In calculating the impairment charge, the fair value of the reporting unit was estimated using both the discounted cash flow method and the guideline company method. The discounted cash flow method used the Company's estimates of future cash flows discounted to present value using an appropriate discount rate. The guideline company method selects certain value measures of guideline companies and calculates appropriate market multiples based on the fundamental value measures of the guideline companies and compares same to the Company. The guideline company's chosen were other publicly traded company's within Hometown's Standard Industrial Classification (SIC) code. These methodologies differ from the Company's previous policy, as permitted under SFAS 121, using undiscounted cash flows to determine if goodwill is recoverable.

      The goodwill impairment is associated with goodwill that resulted from acquisitions since the formation of the Company. The amount of the impairment reflects the effect of the change in methodology in determining impairment charges as discussed above. Future impairment losses would be recorded as an operating expense.

      A summary of changes in Hometown's goodwill during the nine months ended September 30, 2002, is as follows:

                        Balance at          Impairments           Balance at
Reporting Unit      December 31, 2001      (in thousands)    September 30, 2002
--------------      -----------------      --------------    ------------------

Total Company           $ 23,708             $ 23,708              $     --
                        ========             ========              ========

      Goodwill amortization expense is as follows:

                                               For the Three Months Ended    For the Nine Months Ended
                                                  09/30/02     09/30/01         09/30/02     09/30/01
                                                               (Restated)                  (Restated)
                                                      (in thousands)              (in thousands)
                                                  --------      -------         --------      -----
   Goodwill amortization (a)                      $     --      $   146         $     --      $ 439
   Cumulative effect of accounting change (a)     $ 23,708      $    --         $ 23,708      $  --
                                                  ========      =======         ========      =====

   Reported net income (loss)                     $(23,150)     $(1,746)        $(22,606)     $(940)
                                                  ========      =======         ========      =====

      (a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes. Approximately $9.6 million of this charge is tax deductible, resulting in a tax benefit of approximately $3.8 million that is not reflected in the statements of operations or consolidated balance sheet. The Company has provided a valuation allowance for the entire tax benefit since its realization is not assured.

      The 2001 (restated) results do not reflect the provisions of SFAS 142. Had Hometown adopted SFAS 142 on January 1, 2001, historical net income (loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts indicated below.

                                                      For the Three Months Ended       For the Nine Months Ended
                                                      09/30/02         09/30/01        09/30/02         09/30/01
                                                                      (Restated)                       (Restated)
                                                             (in thousands)                 (in thousands)
                                                     ----------       ----------      ----------       ----------
Reported net income (loss)                           $  (23,150)      $   (1,746)     $  (22,606)      $     (940)
Add: Goodwill amortization (a)                               --              146              --              439
Add: Cumulative effect of accounting change (a)          23,708               --          23,708               --
                                                     ----------       ----------      ----------       ----------
Adjusted net income (loss)                           $      558       $   (1,600)     $    1,102       $     (501)
                                                     ==========       ==========      ==========       ==========

Earnings (loss) per share, Basic
     Reported net income (loss)                      $    (3.23)      $    (0.24)     $    (3.15)      $    (0.15)
     Goodwill amortization (a)                               --             0.02              --             0.07
     Cumulative effect of accounting change (a)            3.30               --            3.30               --
                                                     ----------       ----------      ----------       ----------
     Adjusted net income (loss)                      $     0.07       $    (0.22)     $     0.15       $    (0.08)
                                                     ==========       ==========      ==========       ==========

Earnings (loss) per share, Diluted
     Reported net income (loss)                      $    (3.23)      $    (0.24)     $    (3.15)      $    (0.15)
     Goodwill amortization (a)                               --             0.02              --             0.07
     Cumulative effect of accounting change (a)            3.30               --            3.30               --
                                                     ----------       ----------      ----------       ----------
     Adjusted net income (loss)                      $     0.07       $    (0.22)     $     0.15       $    (0.08)
                                                     ==========       ==========      ==========       ==========

      (a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes. Approximately $9.6 million of this charge is tax deductible, resulting in a tax benefit of approximately $3.8 million that is not reflected in the statements of operations or consolidated balance sheet. The Company has provided a valuation allowance for the entire tax benefit since its realization is not assured.

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
                                        =========       =========       =========

(a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes.

      As of September 30, 2002 and December 31, 2001, the Company's intangible assets consisted of the following:

                                         9/30/02         12/31/01
                                        ---------       ---------
                                             (in thousands)

      Deferred finance charges          $     267       $     267
      Accumulated amortization                (73)            (57)
      Non-compete agreement                   381             381
      Accumulated amortization               (191)           (143)
                                        ---------       ---------
         Net intangible assets (a)      $     384       $     448
                                        =========       =========

      (a) These assets are included in Other Assets in the consolidated financial statements.

6.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts, accessories and other are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                        9/30/02     12/31/01
                                        -------     --------
                                           (in thousands)
      New Vehicles                      $25,067      $21,722
      Used Vehicles                       8,117        8,467
      Parts, accessories and other        2,601        1,698
                                        -------      -------
         Total Inventories              $35,785      $31,887
                                        =======      =======

7.    INVESTMENT IN CARDAY INC.

      On October 18, 2001, CarDay Inc. ceased operations. Hometown owned 7,380,000 shares of CarDay Inc. As a result of CarDay Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired, and it is not anticipated that any shareholders will receive any distributions from the dissolution of CarDay Inc.

      The entire investment in CarDay Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 has been charged against income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the three and nine months ended September 30, 2001 by $2,083,000 and reducing Earnings per Share, fully diluted for the three and nine months ended September 30, 2001 by $0.29 and $0.31, respectively. Excluding the charge, net income was $337,000 or $0.05 per share fully diluted for the three months ended September 30, 2001. Excluding the charge, net income was $1,143,000 or $0.16 per share fully diluted for the nine months ended September 30, 2001. The charge did not affect cash, cash flow from operations, or liquidity and capital resources.

      Summarized financial data for CarDay Inc. for the periods it was not part of the companies consolidated financial results is as follows:

                                      Statement of Operations Data
                               Three Months Ended      Nine Months Ended
                               September 30, 2001     September 30, 2001
                                    (000's)                 (000's)
                               ------------------     ------------------
      Revenues                      $   224                 $   561
      Gross profit                  $   143                 $   409
      Loss from operations          $(2,069)                $(6,753)
      Net loss                      $(2,106)                $(6,751)

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

9.    OTHER INCOME / OTHER EXPENSE

      The significant components of Other Income and Other Expense are:

                                                For the Three Months         For the Nine Months
                                                        Ended                       Ended
                                                09/30/02    09/30/01       09/30/02       09/30/01
                                                   (in thousands)               (in thousands)
                                                -------      -------       --------       ---------
      Other Income:
      Gain on sale of Morristown franchise      $    --      $    --       $     --       $     254
      Miscellaneous                                  11           --             35              --
                                                -------      -------       --------       ---------
      Total Other Income                        $    11      $    --       $     35       $     254
                                                =======      =======       ========       =========
      Other Expense:
      Miscellaneous                             $    --      $    (3)      $     (3)      $      (5)
                                                -------      -------       --------       ---------
      Total Other Expense                       $    --      $    (3)      $     (3)      $      (5)
                                                =======      =======       ========       =========

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first nine months of 2001, Hometown received the purchase price plus $40,000 for parts returned, and paid out a broker's commission of $35,000. Included in accounts receivable at September 30, 2001 is $6,000 due for returned parts. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

10.   STOCK GUARANTEE

      On April 1, 1999, Hometown acquired Newburgh Toyota. The purchase price was $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. The acquisition resulted in goodwill of approximately $2.7 million.

      The Company guaranteed that stock issued in connection with this acquisition would have a market value of at least $1,000,000 by March 31, 2001. Such amount was included in the original purchase accounting. On June 28, 2001, an agreement was signed with the former owners settling the guarantee whereby the Company issued 200,000 shares of Hometown stock and will pay $240,000, payable in monthly installments through December 31, 2002 and a monthly profit sharing payment equal to 20% of Newburgh Toyota's monthly pre-tax income over $57,142 for the period from April 1, 2001 to December 31, 2002. In accordance with APB No. 16, the issuance of the 200,000 shares and the cash settlement did not result in a change in purchase accounting as the original purchase accounting contemplated the guaranteed stock price and because the settlement is outside the allocation period. The cash settlement is being accounted for as a period expense.

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

      Investor                      # of Units Purchased      # of Shares Issued

      Corey Shaker                          35,714                  71,428
      Steven Shaker                         35,714                  71,428
      Janet Shaker                          35,714                  71,428
      Richard Shaker                        35,714                  71,428
      Joseph Shaker                         35,714                  71,428
      Edward Shaker                         35,714                  71,428
      Edward D. Shaker                      35,714                  71,428
      William C. Muller Trust              100,000                 200,000
      William Muller, Jr                   100,000                 200,000
      Paul Yamin                            37,500                  75,000
                                           -------                 -------

               Total                       487,498                 974,996
                                           -------                 -------

      Corey Shaker, Steven Shaker and William Muller, Jr. are officers of the Company. Joseph Shaker was a Director of the Company in July 2001 and became an officer of the Company in August 2002.

      This was recorded as an increase in Class A common stock and additional paid in capital in July 2001. At December 31, 2001, William Muller, Jr. owed the Company $30,000. This was recorded in subscriptions receivable which is a reduction to additional paid in capital at December 31, 2001. This was subsequently paid to Hometown during the second quarter of 2002 and was recorded as a paid subscription receivable which is an addition to paid-in capital.

12.   CONTINGENCIES

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown has filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

      In July 2002, Hometown received notice of a complaint filed by the Trust Company of New Jersey ("Trust Company") for payment under certain guaranty agreements allegedly made by Hometown's wholly-owned subsidiary Westwood Lincoln Mercury Sales, Inc. ("Westwood") in favor of Trust Company in connection with a sale of vehicles in 1998. Trust Company is seeking approximately $390,000 plus other costs. Hometown does not believe that Westwood has any obligations under the guaranty agreements due to certain actions taken by Trust Company in relation to the underlying debt, the debtor and other guarantors.

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

Overview

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 11 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Isuzu, Jeep, Lincoln, Mazda, Mercury, Oldsmobile and Toyota.

Restatement Of Prior Years Financial Statements

      Subsequent to fiscal year end December 31, 2001, Hometown determined: (i) two dealership operating leases should have more appropriately been classified as capital leases, (ii) certain manufacturer incentives should have been more appropriately reflected as a reduction of inventory costs, and (iii) certain insurance product sales generated in Connecticut should be recognized over the life of the contract due to operating under a dealer obligor status according to state law. Accordingly, Hometown has restated prior year financial statements to reflect these changes. These restatements are as follows:

      (i) Reflecting the two leases as capital leases resulted in recording an increase in buildings and capital lease obligations of $5.2 million as of July 1998, the lease inception date. Hometown has recorded (a) depreciation expense on the building, (b) interest expense and principal payments on the related capital lease obligation and (c) eliminated the lease expense that had previously been recorded. The effect on income before taxes from these adjustments was to reduce pre-tax income by $36,000 and $112,000 for the three and nine months ended September 30, 2001, respectively. The after tax effect of these adjustments was to reduce net income $23,000 and $80,000 for the three and nine months ended September 30, 2001, respectively. These adjustments caused a reduction in basic and diluted earnings per share of less than $0.01 and $0.01 for the three months and nine months ended September 30, 2001, respectively.

      (ii) Manufacturers provide certain assistance to dealerships that had been recorded as a reduction of interest expense when received. This is more appropriately reflected as a reduction of inventory costs and cost of sales at the time of sale of the vehicle. The effect on income before taxes from these adjustments was to increase pre-tax income by $51,000 and $234,000 for the three and nine months ended September 30, 2001, respectively. The after tax effect of these adjustments was to increase net income by $33,000 and $168,000 for the three and nine months ended September 30, 2001, respectively. These adjustments caused an increase of less than $0.01 and $0.03 in basic and diluted earnings per share for the three and nine months ended September 30, 2001, respectively.

      (iii) Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. Previously, the income had been recognized at the time of sale of the vehicle. The revenue is taken into income over a five-year period, which is the life of the contract. The effect on income before taxes from these adjustments was to increase pre-tax income by $36,000 and $108,000 for the three and nine months ended September 30, 2001, respectively. The after tax effect of these adjustments was to increase net income by $23,000 and $77,000 for the three and nine months ended September 30, 2001, respectively. These adjustments caused an increase in basic and diluted earnings per share of less than $0.01 and $0.01 for the three months and nine months ended September 30, 2001, respectively.

      At September 30, 2002 and December 31, 2001 Hometown had $1,263,000 and $1,264,000 of deferred revenue, respectively, relating to insurance and service contract income. Though Connecticut State Law continues to hold the dealership responsible for warranty service and insurance, it allows them to assign responsibility to others if the dealer's customers accept acknowledged forms of contracts specifying this assignment. Commencing in June 2002, Hometown's Connecticut dealerships began using a form of contract, which included the acknowledged "contract assignment" provision for a portion of their extended warranty contracts. Some of the contracts used by these dealerships prior to June 2002, also contained the assignment language. Though Hometown will remain contingently liable even if these contracts are assigned, based on the financial strength of the assignee Hometown may be able to advance recognition of some of its previously deferred revenue. Hometown is investigating the magnitude of previously deferred revenues under extended warranty service agreements containing assignment language and is exploring with its auditors the possibility of advancing recognition of a portion of the deferred revenues generated under these agreements.

      The total effect of the aforementioned adjustments was to increase income before taxes $51,000 and $230,000 for the three and nine months ended September 30, 2001, respectively. The total effect of these changes was to increase net income by $33,000 and $165,000 for the three and nine months ended September 30, 2001, respectively. The three-month period includes a $26,000 increase in net income resulting from a change in the effective tax rate for the period. Basic and diluted earnings per share increased $0.01 and $0.02 for the three and nine months ended September 30, 2001, respectively. Restated basic and diluted earnings per share are ($0.24) and ($0.15), for the three and nine months ended September 30, 2001, respectively.

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues (Unaudited)

      The total revenue by category for Hometown for the three and nine months ended September 30, 2002 and 2001 are as follows:

                           For the three months ended     For the nine months ended
                                  September 30,                 September 30,
                                2002         2001            2002          2001
                                          (Restated)                    (Restated)
                              -------      -------         --------      --------
                                 (in thousands)               (in thousands)
New vehicle                   $47,597      $41,108         $129,172      $117,119
Used vehicle - retail          14,887       18,598           45,999        54,574
Used vehicle - wholesale        3,152        3,013           12,077         9,628
Parts and service               6,354        6,526           18,384        19,116
F&I and other                   2,358        2,272            6,811         6,181
                              -------      -------         --------      --------
Total Revenue                 $74,348      $71,517         $212,443      $206,618
                              =======      =======         ========      ========

      The units sold by category for Hometown for the three and nine months ended September 30, 2002 and 2001 are as follows:

                            For the three months ended     For the nine months ended
                                    September 30,               September 30,
                                2002           2001           2002           2001
                              --------       --------       --------       --------
New vehicle                      1,841          1,611          5,097          4,613
Used vehicle - retail            1,038          1,262          3,237          3,701
Used vehicle - wholesale           781            820          2,205          2,448
                              --------       --------       --------       --------
Total units sold                 3,660          3,693         10,539         10,762
                              ========       ========       ========       ========

      The gross profit by category for Hometown for the three and nine months ended September 30, 2002 and 2001 are as follows:

                            For the three months ended     For the nine months ended
                                    September 30,               September 30,
                                2002           2001           2002           2001
                                            (Restated)                    (Restated)
                              --------       --------       --------       --------
                                  (in thousands)                 (in thousands)
New vehicle                   $  2,857       $  2,435       $  7,877       $  7,530
Used vehicle - retail            1,887          2,016          5,498          6,186
Used vehicle - wholesale          (133)          (185)          (138)           (90)
Parts and service                3,493          3,789         10,122         10,766
F&I and other                    2,358          2,272          6,811          6,181
                              --------       --------       --------       --------
Total Gross Profit            $ 10,462       $ 10,327       $ 30,170       $ 30,573
                              ========       ========       ========       ========

      The gross profit percent of revenue by category for Hometown for the three and nine months ended September 30, 2002 and 2001 are as follows:

                            For the three months ended     For the nine months ended
                                    September 30,               September 30,
                                2002           2001           2002           2001
                                            (Restated)                    (Restated)
                              --------       --------       --------       --------
New vehicle                        6.0%           5.9%           6.1%           6.4%
Used vehicle - retail             12.7%          10.8%          12.0%          11.3%
Used vehicle - wholesale          (4.2%)         (6.1%)         (1.1%)         (0.9%)
Parts and service                 55.0%          58.1%          55.1%          56.3%
F&I and other                    100.0%         100.0%         100.0%         100.0%
                              --------       --------       --------       --------
Total Gross Profit percent        14.1%          14.4%          14.2%          14.8%
                              ========       ========       ========       ========

Three months ended September 30, 2002 compared with three months ended September 30, 2001.

      Revenue

      Total revenue increased $2.8 million, or 3.9% to $74.3 million for the three months ended September 30, 2002 from $71.5 million for three months ended September 30, 2001. All revenue comparisons for the three month periods are on a same store basis. This increase was primarily due to increased new vehicle sales ($6.5 million) primarily due to an increase of 230 units, partially offset by decreased sales of used vehicles sold at retail ($3.7 million) primarily due to a decrease of 224 units. New vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, which in turn contributed to the decrease in used vehicle sales.

      Revenue from the sale of new vehicles increased $6.5 million, or 15.8% to $47.6 million for the three months ended September 30, 2002, from $41.1 million for the three months ended September 30, 2001. All dealerships had increases; however, the increase is primarily due to increases at Hometown's Lincoln Mercury ($2.5 million), Ford ($1.6 million) and Chevy ($1.1 million) dealerships. The increase in the Lincoln Mercury dealerships was primarily due to the sale of 88 additional units sold in 2002 ($2.7 million) compared to 2001, partially offset by a small decrease in average selling price. Included in the unit increase was an increase of 8 livery units over the prior year which accounted for $0.3 million of the increase. The increase in the Ford dealership was primarily due to the sale of 53 additional units sold in 2002 ($1.3 million) compared to 2001 combined with a 5.6% increase in average selling price ($0.3 million). The increase in the Chevy dealership was primarily due to the sale of 49 additional units sold in 2002 ($1.2 million) compared to 2001, partially offset by a small decrease in average selling price.

      Revenue from the sale of used vehicles at retail decreased $3.7 million, or 19.9% to $14.9 million for the three months ended September 30, 2002, from $18.6 million for the three months ended September 30, 2001. This decrease was primarily attributable to a decrease of 224 units. Nearly all Hometown dealerships experienced decreases in this area, although the Toyota dealerships accounted for a decrease of 101 units ($1.4 million) which was partially offset by increased average selling price ($0.2 million). The Lincoln Mercury dealerships accounted for $1.4 million of the decrease, due to one of the dealerships reducing emphasis on its high-end used car line during the second quarter of 2002, as Hometown experienced a drop off in demand for its high-end used car line and increased weakness on financing for these vehicles as the economy has weakened. Although Hometown still sells high-end used cars, it is not expected to be a significant portion of revenues from sales of used cars at retail. Revenue from the sale of used vehicles at wholesale increased slightly to $3.1 million for three months ended September 30, 2002, from $3.0 million for the three months ended September 30, 2001, an increase of $0.1 million, or 3.3%.

      Parts and service sales revenue decreased slightly to $6.4 million for the three months ended September 30, 2002, from $6.5 million for the three months ended September 30, 2001 a decrease of $0.1 million, or 1.5%.

      Other dealership revenues increased slightly to $2.4 million for the three months ended September 30, 2002 from $2.3 million for the three months ended September 30, 2001, an increase of $0.1 million or 4.3%. Increased other dealership revenues for new vehicles was partially offset by decreases for used vehicles due to the unit sales discussed above.

      Gross Profit

      Total gross profit increased $0.2 million, or 1.9%, to $10.5 million for the three months ended September 30, 2002, from $10.3 million for the three months ended September 30, 2001. All gross profit comparisons for the three-month periods are on a same store basis. This increase was primarily attributable to an increase in new vehicle gross profit of $0.5 million and an increase in other dealership gross profit of $0.1 million partially offset by a decrease in parts and service of $0.3 million and a decrease in gross profit of used vehicles sold at retail of $0.1 million. Gross profit percentage for Hometown was 14.1% in 2002 compared to 14.4% in the 2001 period. Adjusting both periods for Toyota fleet sales, discussed in new vehicles below, gross profit percentage was 14.2% and 14.6% in the 2002 and 2001 periods, respectively.

      Gross profit on the sale of new vehicles increased $0.5 million, or 20.8%, to $2.9 million for the three months ended September 30, 2002, from $2.4 million for the three months ended September 30, 2001. Gross profit percentage for 2002 was 6.0% compared to 5.9% for 2001. Adjusting for fleet sales in both periods, gross profit percentage was 6.1% in both 2002 and 2001. The increase in gross profit is due to the increased unit sales discussed above ($0.4 million) and increased gross profit per unit ($0.1 million) and is primarily from the Lincoln Mercury ($0.3 million), Ford ($0.1 million) and Chevy ($0.1 million) dealerships.

      Gross profit on the sale of used vehicles at retail decreased $0.1 million, or 5.0%, to $1.9 million for the three months ended September 30, 2002, from $2.0 million for the three months ended September 30, 2001. Gross profit percentage increased to 12.7% for the three months ended September 30, 2002 from 10.8% and for the three months ended September 30, 2001. The decrease in gross profit was primarily attributable to a decrease of 224 units ($0.3 million) but was partially offset by the increase in average gross profit per unit ($0.2 million). One dealership essentially accounted for the decrease in gross profit primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002. Although Hometown still sells high-end used cars, it is not expected to be a significant portion of gross profit from sales of used cars at retail. Gross profit on the sale of used vehicles at wholesale was a loss of $133,000 for the three months ended September 30, 2002 compared to a loss of $185,000 for the 2001 period.

      Parts and service gross profit decreased $0.3 million, or 7.9%, to $3.5 million for the three months ended September 30, 2002, from $3.8 million for the three months ended September 30, 2001. The decrease was attributable to decreased revenues combined with a decrease in related gross profit margin to 55.0% for the three months ended September 30, 2002, from 58.1% for the three months ended September 30, 2001.

      Amortization of Goodwill

      According to SFAS 142, the Company ceased recording goodwill amortization on January 1, 2002. Goodwill amortization was $0.2 million for the three months ended September 30, 2001. See Note 5 to the consolidated financial statements.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $0.1 million, or 1.2%, to $8.7 million for the three months ended September 30, 2002, from $8.6 million for the three months ended September 30, 2001. The increase is primarily attributable to increases in salaries and employee benefits of $0.1 million and reserves of $0.2 million, partially offset by a $0.2 million decrease in advertising and promotions costs. The increase in reserves is partly due to a $0.1 million decrease of reserves reflected in the 2001 quarter.

      Interest Income

      Interest income decreased to $12,000 for the three months ended September 30, 2002 from $45,000 for the three months ended September 30, 2001. The decrease is primarily the result of higher interest rates in 2001 compared to 2002.

      Interest Expense

      Interest expense decreased $0.1 million, or 10.0%, to $0.9 million for the three months ended September 30, 2002 from $1.0 million for the three months ended September 30, 2001. The decrease is primarily attributable to a decrease in floor plan interest expense, which decreased due to a reduction in interest rates from the three months ended September 30, 2001 partially offset by an increase in average floorplan liability.

      Valuation Adjustment for CarDay, Inc.

      On October 18, 2001, CarDay Inc. ceased operations. Hometown owned 7,380,000 shares of CarDay Inc. As a result of CarDay Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired, and it is not anticipated that any shareholders will receive any distributions from the dissolution of CarDay Inc. The entire investment in CarDay Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 has been charged against income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the three months ended September 30, 2001 by $2,083,000 and reducing Earnings per Share, fully diluted for the three months ended September 30, 2001 by $0.29. Excluding the charge, net income was $337,000 or $0.05 per share fully diluted for the three months ended September 30, 2001. The charge did not affect cash, cash flow from operations, or liquidity and capital resources.

      Provision (benefit) for income tax

      The effective income tax rate was 37% in the quarter ended September 30, 2002 and 35% in the same period of 2001. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in the effective tax rates for the two periods is primarily non-deductible goodwill amortization and the effect of the write-off of the investment in Carday, Inc., both of which were in the 2001 period. According to SFAS 142, Hometown ceased recording goodwill amortization on January 1, 2002 and in the third quarter of 2002, wrote-off the carrying value of its goodwill.

      Income (Loss) Before Cumulative Effect of Accounting Change

      Income (loss) before cumulative effect of accounting change increased $2.3 million to income of $0.6 million for the three months ended September 30, 2002 from a loss of $(1.7) million for the quarter ended September 30, 2001. The increase is primarily due to the valuation adjustment for Carday, Inc. in the 2001 period. See other changes described above.

      Cumulative Effect of Accounting Change

      In accordance with SFAS 142, during the third quarter of 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of its goodwill. Approximately $9.6 million of this charge is tax deductible, resulting in a tax benefit of approximately $3.8 million that is not reflected in the statements of operations or consolidated balance sheet. The Company has provided a valuation allowance for the entire tax benefit since its realization is not assured. See Note 5 to the unaudited financial statements.

      Net Income (Loss)

      Net loss increased $21.5 million to $(23.2) million for the three months ended September 30, 2002 from $(1.7) for the quarter ended September 30, 2001. The increased loss is primarily due to the write-off of the carrying value of goodwill in the 2002 period partially offset by the valuation adjustment for Carday, Inc. in the 2001 period. See other changes described above.

      Earnings (Loss) Per Share, Basic and Diluted and Weighted Average Shares

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,378,000 and 1,218,000 shares of common stock were outstanding as of September 30, 2002 and 2001, respectively. The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive.

      The basic and diluted (loss) per share for the three months ended September 30, 2002 is $(3.23), which includes basic and diluted income per share before cumulative effect of accounting change of $0.07 and basic and diluted
(loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. The restated basic and diluted (loss) per share for the three months ended September 30, 2001 is $(0.24). See Note 5 for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 and writing-off the carrying value of its goodwill in the third quarter of 2002, per SFAS 142.

Nine months ended September 30, 2002 compared with nine months ended September 30, 2001.

      Revenue

      Total revenue increased $5.8 million, or 2.8% to $212.4 million for nine months ended September 30, 2002 from $206.6 million for nine months ended September 30, 2001. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.2 million) in January 2001 to Lincoln Mercury, the increase is $6.0 million. This increase was primarily due to increased new vehicle sales ($12.2 million) primarily due to an increase of 488 units, and increased sales of used vehicles sold at wholesale ($2.5 million) primarily caused by an increase of high-end vehicle sales, partially offset by decreased sales of used vehicles sold at retail ($8.6 million) primarily due to a decrease of 463 units. New vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, which in turn contributed to the decrease in used vehicle sales.

      Revenue from the sale of new vehicles increased $12.1 million, or 10.3% to $129.2 million for the nine months ended September 30, 2002, from $117.1 million for the nine months ended September 30, 2001. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.1 million) in January 2001 to Lincoln Mercury, the increase is $12.2 million. The increase is primarily due to increases at Hometown's Toyota ($6.0 million), Chevy ($4.7 million) and Ford ($2.2 million) dealerships partially offset by decreases at Hometown's Lincoln Mercury dealerships ($1.1 million). The Toyota increase was primarily due to an additional 265 units sold in 2002 compared to 2001 of which 188 units were attributable to fleet sales ($3.1 million). The remaining increase of $2.9 million was attributable to both an increase of 77 units ($1.8 million) and a 2.3% increase in the average selling price ($1.1 million). The increase in the Chevy dealership was due to the sale of 194 additional units sold in 2002 ($4.6 million) compared to 2001, average selling price in 2002 was essentially flat compared to 2001. The increase in the Ford dealership was due to the sale of 43 additional units sold in 2002 ($1.0 million) compared to 2001, and an increase of 9.9% in average selling price in 2002 ($1.2 million) compared to 2001. The increase in units was light trucks, which accounts for the increase in average selling price over the prior year. The decreases at the Lincoln Mercury dealerships were primarily due to a decrease of 54 units sold in 2002 compared to 2001. This was net of an increase of 54 livery units ($2.0 million). Excluding livery units, the Lincoln Mercury dealerships had decreased revenue of $3.1 million, primarily due to a decrease of 108 units ($3.2 million). This represents a 9.4% decrease in units from the 2001 period.

      Revenue from the sale of used vehicles at retail decreased $8.6 million, or 15.8% to $46.0 million for the nine months ended September 30, 2002, from $54.6 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease of 463 units. Most Hometown dealerships experienced decreases in this area. The Toyota dealerships accounted for a $3.3 million decrease due to a decrease of 221 units ($3.1 million) combined with a decrease in average selling price ($0.2 million). The Lincoln Mercury dealerships accounted for $2.9 million of the decrease, however one dealership accounted for $4.3 million of this decrease. This was primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002, as Hometown experienced a significant drop off in demand for its high-end used car line and increased weakness on financing for these vehicles as the economy has weakened. Although Hometown still sells high-end used cars, it is not expected to be a significant portion of revenues from sales of used cars at retail. Overall, the Lincoln Mercury decrease is due to decreased average selling price. The Ford dealership had a decrease of $1.2 million, primarily due to decreased volume of 95 units. The Chevy dealership had a decrease of $0.6 million, comprised of a decrease of 138 units ($1.4 million) partially offset by an increase in average selling price ($0.8 million). Revenue from the sale of used vehicles at wholesale increased $2.5 million, or 26.0%, to $12.1 million for nine months ended September 30, 2002, from $9.6 million for the nine months ended September 30, 2001. This increase is primarily due to sales from Hometown's high-end used car business. As the Company determined to reduce its emphasis on its high-end used car line during the second quarter of 2002, its related inventory was reduced by selling certain of the vehicles it had in inventory at wholesale. The effect on both sales of used vehicles at retail and wholesale from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Parts and service sales revenue decreased $0.7 million, or 3.7% to $18.4 million for the nine months ended September 30, 2002, from $19.1 million for the nine months ended September 30, 2001. Hometown's Toyota dealerships increased $0.6 million, while all other dealerships decreased $1.3 million from the prior year. One of these dealerships is undergoing construction of a new showroom, which Hometown believes negatively impacted the amount of traffic in the service department. This dealership accounts for $0.6 million of the decrease. Construction is expected to be completed in November 2002. The effect from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Other dealership revenues increased $0.6 million, or 9.7% to $6.8 million for the nine months ended September 30, 2002, from $6.2 million for the nine months ended September 30, 2001. This increase was primarily attributable to increased finance and extended service contract income for new vehicles partially offset by decreases in other dealership revenues for used vehicles. The effect from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Gross Profit

      Total gross profit decreased $0.4 million, or 1.3%, to $30.2 million for the nine months ended September 30, 2002, from $30.6 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease in gross profit on used vehicles sold at retail of $0.7 million and a decrease in parts and service gross profit of $0.7 million, partially offset by an increase in new vehicle gross profit of $0.4 million, net of a $0.2 million increase in the 2001 period due to the financial statement restatement adjustments discussed above, and an increase in other dealership gross profit of $0.6 million discussed above. The effect on all components of gross profit from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal. Gross profit percentage for Hometown was 14.2% in 2002 compared to 14.8% in the 2001 period. Adjusting both periods for Toyota fleet sales, discussed in new vehicles below, and the sale of Morristown Lincoln Mercury, gross profit percentage was 14.6% and 15.0% in the 2002 and 2001 periods, respectively.

      Gross profit on the sale of new vehicles increased $0.4 million, or 5.3%, to $7.9 million for the nine months ended September 30, 2002, from $7.5 million for the nine months ended September 30, 2001. The 2001 period was benefited by the financial statement restatement adjustments discussed above ($0.2 million). Gross profit percentage for 2002 was 6.1% compared to 6.4% for 2001. The decrease in gross profit percentage was caused in part by a decrease at the Toyota dealerships, which was primarily caused by the increased sale of fleet vehicles discussed above, which generates minimal gross profit for the dealership. Adjusting for fleet sales in both periods, gross profit percentage was 6.4% and 6.6% in the 2002 and 2001 periods, respectively. Although Toyota sales volume increased 265 units over the prior year, 188 units were due to the aforementioned increase in fleet sales. The additional gross profit generated by the remaining sales volume increase was offset by a decrease in average gross profit per unit. Increased volume (194 units) at the Chevy dealership generated an additional $0.3 million gross profit in 2002 compared to 2001. The Ford dealership generated an additional $0.3 million gross profit in 2002 compared to 2001, due to an increase of 43 units ($0.1 million) and higher gross profit per unit ($0.2 million). Although there was a decrease of 54 units at the Lincoln Mercury dealerships, this was offset by an increase in gross profit per unit.

      Gross profit on the sale of used vehicles at retail decreased $0.7 million, or 11.3%, to $5.5 million for the nine months ended September 30, 2002, from $6.2 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease of 463 units. Gross profit percentage for 2002 was 12.0% compared to 11.3% for 2001. As discussed in revenues above, most Hometown dealerships experienced decreases in this area. The Toyota, Ford and Chevy dealerships accounted for a decrease of $0.3 million primarily due to a decrease of 454 units ($0.6 million) partially offset by an increase in average gross profit per unit ($0.3 million) at the Toyota and Chevy dealerships. The Lincoln Mercury dealerships accounted for $0.3 million of the decrease; however one dealership accounted for $0.5 million of this decrease. This was primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002. Although, Hometown still sells high-end used cars, it is not expected to be a significant portion of gross profit from sales of used cars at retail. Overall, the Lincoln Mercury decrease was due to a decrease in average gross profit per unit as volume was essentially flat. Gross profit on the sale of used vehicles at wholesale was a loss of $138,000 for the nine months ended September 30, 2002 compared to a loss of $90,000 for the nine months ended September 30, 2001.

      Parts and service gross profit decreased $0.7 million, or 6.5%, to $10.1 million for the nine months ended September 30, 2002, from $10.8 million for the nine months ended September 30, 2001. The decrease was primarily attributable to decreased revenues discussed above, combined with a decrease in related gross profit margin to 55.1% for the nine months ended September 30, 2002, from 56.3% for the nine months ended September 30, 2001.

      Amortization of Goodwill

      According to SFAS 142, the Company ceased recording goodwill amortization on January 1, 2002. Goodwill amortization was $0.5 million for the nine months ended September 30, 2001. See Note 5 to the consolidated financial statements.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased $0.8 million, or 3.2%, to $25.9 million for the nine months ended September 30, 2002, from $25.1 million for the nine months ended September 30, 2001. The increase is primarily due to increases in salaries and employee benefits of $0.6 million and reserves of $0.3 million, of which $0.2 million was a reduction of reserves reflected in the 2001 period. Increases in other costs were offset by a decrease in advertising and promotion costs of $0.3 million.

      Interest Income

      Interest income decreased to $33,000 for the nine months ended September 30, 2002 from $75,000 for the nine months ended September 30, 2001. The decrease is primarily the result of higher interest rates in 2001 compared to 2002. Partially offsetting this was the investing of excess cash in interest bearing accounts effective with the implementation of the floor plan agreement with FMCC in March 2001. Hometown's previous credit agreement provided that Hometown apply excess cash against the outstanding floor plan liability.

      Interest Expense

      Interest expense decreased $0.8 million, or 24.2%, to $2.5 million for the nine months ended September 30, 2002 from $3.3 million for the nine months ended September 30, 2001. The decrease is primarily attributable to a decrease in floor plan interest expense, which decreased due to a reduction in interest rates and a decrease in the average floor plan liability from the nine months ended September 30, 2001.

      Other Income

      Included in other income for the nine months ended September 30, 2001 is a $254,000 gain on sale of the Morristown Lincoln Mercury dealership to Lincoln Mercury in January 2001.

      Valuation Adjustment for CarDay, Inc.

      On October 18, 2001, CarDay Inc. ceased operations. Hometown owned 7,380,000 shares of CarDay Inc. As a result of CarDay Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired, and it is not anticipated that any shareholders will receive any distributions from the dissolution of CarDay Inc. The entire investment in CarDay Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 has been charged against income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the nine months ended September 30, 2001 by $2,083,000 and reducing Earnings per Share, fully diluted for the nine months ended September 30, 2001 by $0.31. Excluding the charge, net income was $1,143,000 or $0.16 per share fully diluted for the nine months ended September 30, 2001. The charge did not affect cash, cash flow from operations, or liquidity and capital resources.

      Provision (benefit) for income tax

      The effective income tax rate was 39% in the nine months ended September 30, 2002 and 28% in the same period of 2001. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in the effective tax rates for the two periods is primarily non-deductible goodwill amortization and the effect of the write-off of the investment in Carday, Inc., both of which were in the 2001 period. According to SFAS 142, Hometown ceased recording goodwill amortization on January 1, 2002 and in the third quarter of 2002, wrote-off the carrying value of its goodwill.

      Income (Loss) Before Cumulative Effect of Accounting Change

      Income (loss) before cumulative effect of accounting change increased $2.0 million to income of $1.1 million for the nine months ended September 30, 2002 from a loss of $(0.9) million for the nine months ended September 30, 2001. The increase is primarily due to the valuation adjustment for Carday, Inc. in the 2001 period. See other changes described above.

      Cumulative Effect of Accounting Change

      In accordance with SFAS 142, during the third quarter of 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of its goodwill. Approximately $9.6 million of this charge is tax deductible, resulting in a tax benefit of approximately $3.8 million that is not reflected in the statements of operations or consolidated balance sheet. The Company has provided a valuation allowance for the entire tax benefit since its realization is not assured. See Note 5 to the consolidated financial statements.

      Net Income (Loss)

      Net loss increased $21.7 million to $(22.6) million for the nine months ended September 30, 2002 from $(0.9) million for the nine months ended September 30, 2001. The increased loss is primarily due to the write-off of the carrying value of goodwill in the 2002 period partially offset by the valuation adjustment for Carday, Inc. in the 2001 period. See other changes described above.

      Earnings (Loss) Per Share, Basic and Diluted and Weighted Average Shares

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,378,000 and 1,218,000 shares of common stock were outstanding as of September 30, 2002 and 2001, respectively. The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive. The Company had potentially dilutive securities related to a stock guaranty issued in connection with an acquisition (Note 10) of approximately 737,000 common shares that was not included in the computation of diluted earnings (loss) per share for the nine months ended September 30, 2001, respectively, because the effect would have been anti-dilutive.

      The basic and diluted (loss) per share for the nine months ended September 30, 2002 is $(3.15), which includes basic and diluted income per share before cumulative effect of accounting change of $0.15 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. The restated basic and diluted (loss) per share for the nine months ended September 30, 2001 is $(0.15). See Note 5 to the consolidated financial statements for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 and writing-off the carrying value of its goodwill in the third quarter of 2002, per SFAS 142.

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

      Cash and Cash Equivalents

      Total cash and cash equivalents was $5.6 million and $4.4 million at September 30, 2002 and December 31, 2001, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flow:

                                                                 Nine months ended
                                                                    September 30,
                                                                 2002         2001
                                                                           (Restated)
                                                               -------     ----------
                                                                  (in thousands)
      Net cash provided by operating activities                $ 4,154       $2,593
      Net cash provided by (used in) investing activities       (1,794)         486
      Net cash provided by (used in) financing activities       (1,205)         390
                                                               -------       ------
      Net increase in cash and cash equivalents                $ 1,155       $3,469
                                                               =======       ======

      For the nine months ended September 30, 2002, net cash provided from operations of $4.2 million primarily consists of: (i) net loss plus non-cash items totaling $2.7 million; and (ii) the increase in floor plan liability in excess of the increase in inventory of $1.5 million. Net cash used in investing activities of $1.8 million is primarily due to capital expenditures associated with the construction of a new showroom at our Framingham, Massachusetts dealership. Net cash used in financing activities of $1.2 million is primarily due to principal payments of long-term debt and capital lease obligations.

      For the nine months ended September 30, 2001, net cash provided from operations of $2.6 million primarily consists of: (i) net loss plus non-cash items totaling $2.8 million; and (ii) a decrease in inventory in excess of the decrease in floor plan liability of $0.7 million; partially offset by (iii) increased accounts receivable of $0.7 million. Net cash provided by investing activities of $0.5 million is primarily due to the sale of Hometown's Morristown Lincoln Mercury dealership to Lincoln Mercury of $0.7 million, partially offset by capital expenditures of $0.2 million. Net cash provided by financing activities of $0.4 million is due to an issuance of common stock to accredited investors of $0.9 million partially offset by principal payments of long-term debt and capital lease obligations of $0.5 million.

Capital Expenditures

      Capital expenditures for fiscal 2002 are expected to be approximately $2.4 million consisting primarily of the estimated construction and associated expenses for building a new showroom at our Framingham, Massachusetts dealership.

Receivables

      The Company had $5.6 million in accounts receivable, net at September 30, 2002 compared to $5.7 million at December 31, 2001. The majority of those receivables are from companies that provide or secure financing for customer purchases.

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

      Investor                       # of Units Purchased    # of Shares Issued

      Corey Shaker                            35,714                71,428
      Steven Shaker                           35,714                71,428
      Janet Shaker                            35,714                71,428
      Richard Shaker                          35,714                71,428
      Joseph Shaker                           35,714                71,428
      Edward Shaker                           35,714                71,428
      Edward D. Shaker                        35,714                71,428
      William C. Muller Trust                100,000               200,000
      William Muller, Jr                     100,000               200,000
      Paul Yamin                              37,500                75,000
                                             -------               -------

               Total                         487,498               974,996
                                             -------               -------

      Corey Shaker, Steven Shaker and William Muller, Jr. are officers of the Company. Joseph Shaker was a Director of the Company in July 2001 and became an officer of the Company in August 2002.

      This was recorded as an increase in Class A common stock and additional paid in capital in July 2001. At December 31, 2001, William Muller, Jr. owed the Company $30,000. This was recorded in subscriptions receivable which is a reduction to additional paid in capital at December 31, 2001. This was subsequently paid to Hometown during the second quarter of 2002 and was recorded as a paid subscription receivable which is an addition to paid in capital.

Disposals

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. During the first nine months of 2001, Hometown received the purchase price plus $40,000 for parts returned, and paid out a broker's commission of $35,000. Included in accounts receivable at September 30, 2001 is $6,000 due for returned parts. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

Contingencies

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown has filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

      In July 2002, Hometown received notice of a complaint filed by the Trust Company of New Jersey ("Trust Company") for payment under certain guaranty agreements allegedly made by Hometown's wholly-owned subsidiary Westwood Lincoln Mercury Sales, Inc. ("Westwood") in favor of Trust Company in connection with a sale of vehicles in 1998. Trust Company is seeking approximately $390,000 plus other costs. Hometown does not believe that Westwood has any obligations under the guaranty agreements due to certain actions taken by Trust Company in relation to the underlying debt, the debtor and other guarantors. Hometown believes it has meritorious defenses and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on prime. Based on floor plan amounts outstanding at September 30, 2002 of $36.3 million, a 1% change in the prime rate would result in a $0.4 million change to annual floor plan interest expense.

      Hometown invests excess cash, $3.7 million at September 30, 2002, in a money market account that was paying interest of 1.4% at September 30, 2002.

New Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. Discontinued operations accounting will be used for a component of an entity and future operating losses of discontinued operations will no longer be accrued. Additionally, assets acquired and held for disposal are recorded based on fair value less cost to sell at the acquisition date. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

      The adoption of SFAS 144 and 146 are not expected to have a material impact on Hometown's financial statements.

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

      Hometown adopted this statement effective January 1, 2002, and at such time ceased recording goodwill amortization. During the third quarter of 2002, Hometown recorded a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations. Future impairment losses would be recorded as an operating expense. See Note 5 to the consolidated financial statements for additional disclosure.

Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

      (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

                           PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

Hometown held its Annual Stockholders Meeting on August 27, 2002. The following matters were submitted to a vote of security holders.

1) The candidates nominated for election to its Board of Directors are as follows:

      Candidates                       Votes For        Votes Withheld
      ----------                       ---------        --------------

      Corey E. Shaker                  28,203,593            60,895
      William C. Muller, Jr            28,203,593            60,895
      Joseph Shaker                    28,198,593            65,895
      Salvatore A. Vergopia            27,931,550           332,938
      Edward A. Vergopia               27,933,570           330,918
      H. Dennis Lauzon                 28,203,593            60,895
      Timothy C. Moynahan              28,203,593            60,895
      Steven A. Fournier               28,203,593            60,895

All eight nominees were elected to the Board. Those individuals represent the entire Board of Directors as no other directors had terms continuing after the meeting.

2) To ratify the selection of BDO Seidman, LLP as independent auditors for the year ending December 31, 2002. The selection of BDO Seidman, LLP was ratified. There were 28,258,088 votes for, 5,375 votes against and 1,025 votes abstaining.

3) To consider and approve an amendment to the Hometown 1998 Stock Option Plan increasing by 350,000 the number of shares of common stock available for issuance thereunder. The amendment was approved. There were 26,352,420 votes for, 496,797 votes against, 13,370 votes abstaining and 1,401,901 broker non-votes.

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

      99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.3  Chief Executive Officer Certification

      99.4  Chief Financial Officer Certification

b.    Reports on Form 8-K

      On April 22, 2002, Hometown filed a report on Form 8-K with respect to Items 5 and 7 on such report, related to the issuance of a press release announcing the Company's delay in filing of its annual report for the year ended December 31, 2001 on Form 10-K and resignation of two outside board members.

      On June 25, 2002 and July 3, 2002, Hometown filed a report on Form 8-K and Form 8-K/A, respectively, with respect to Items 4 and 7 on such report, related to the removal of Arthur Andersen, LLP as the Company's independent accountants.

      On July 15, 2002, Hometown filed a report on Form 8-K with respect to Items 4 and 7 on such report, related to the Company's retention of BDO Seidman, LLP as the Company's new independent accountants for the fiscal year 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hometown Auto Retailers, Inc.


      November 12, 2002                   By: /s/ Corey E.  Shaker
      -------------------                 -------------------------------------
      Date                                Corey E. Shaker, President and Chief
                                          Executive Officer


      November 12, 2002                   By: /s/ Charles F. Schwartz
      -------------------                 -------------------------------------
      Date                                Charles F. Schwartz
                                          Chief Financial Officer