Form 10-Q/A
period 2002-09-30
HOMETOWN AUTO RETAILERS INC
filed 2003-01-14
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                INTRODUCTORY NOTE

This Amendment No. 1 to the Registrants Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2002, as filed by the Registrant on November 12, 2002, is being filed to: Restate the Results for the Quarter Ended September 30, 2002 and revise the presentation and disclosure for requirements associated with the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets. See Unaudited Consolidated Statements of Operations, Note 2 - Summary of Significant Accounting Policies, Note 3 - Restatement of Quarter Ended September 30, 2002 Results, Note 5 - Earnings
(Loss) Per Share, Note 6 - Goodwill, and Managements Discussion and Analysis - Cumulative Effect of Accounting Change, Restatement of Quarter Ended September 30, 2002 Results, Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001, Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001 and New Accounting Pronouncements.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page

ITEM 1.  Consolidated Balance Sheets at September 30, 2002 (Unaudited)
         and December 31, 2001 (Audited)                                     4

         Unaudited Consolidated Statements of Operations for three
         (Restated) and nine months ended September 30, 2002
         and 2001(Restated)                                                  5

         Unaudited Consolidated Statements of Stockholders' Equity for
         the nine months ended September 30, 2002 and 2001 (Restated)        6

         Unaudited Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 (Restated)                 7

         Notes to Consolidated Financial Statements                          8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          20

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                38

ITEM 6.  Exhibits and Reports on Form 8-K                                   38

SIGNATURES AND CERTIFICATIONS                                               39

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

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                     For the Three Months                For the Nine Months
                                                                     Ended September 30,                 Ended September 30,
                                                                -----------------------------       -----------------------------
                                                                    2002              2001             2002               2001
                                                                 (Restated)       (Restated)                          (Restated)
                                                                -----------       -----------       -----------       -----------
Revenues
   New vehicle sales                                            $    47,597       $    41,108       $   129,172       $   117,119
   Used vehicle sales                                                18,039            21,611            58,076            64,202
   Parts and service sales                                            6,354             6,526            18,384            19,116
   Other, net                                                         2,358             2,272             6,811             6,181
                                                                -----------       -----------       -----------       -----------
      Total revenues                                                 74,348            71,517           212,443           206,618

Cost of sales
   New vehicle                                                       44,740            38,673           121,295           109,589
   Used vehicle                                                      16,285            19,780            52,716            58,106
   Parts and service                                                  2,861             2,737             8,262             8,350
                                                                -----------       -----------       -----------       -----------
      Total cost of sales                                            63,886            61,190           182,273           176,045
                                                                -----------       -----------       -----------       -----------
      Gross profit                                                   10,462            10,327            30,170            30,573

Amortization of goodwill                                                 --               176                --               529
Selling, general and administrative expenses                          8,748             8,635            25,899            25,079
                                                                -----------       -----------       -----------       -----------
      Income from operations                                          1,714             1,516             4,271             4,965

   Interest income                                                       12                45                33                75
   Interest (expense)                                                  (858)             (976)           (2,543)           (3,343)
   Other income                                                          11                --                35               254
   Other (expense)                                                       --                (3)               (3)               (5)
   Valuation adjustment - Carday, Inc.                                   --            (3,258)               --            (3,258)
                                                                -----------       -----------       -----------       -----------
      Income (loss) before taxes and cumulative effect of
          accounting change                                             879            (2,676)            1,793            (1,312)
      Provision (benefit) for income taxes                              321              (930)              691              (372)
                                                                -----------       -----------       -----------       -----------
      Income (loss) before cumulative effect of accounting
           change                                                       558            (1,746)            1,102              (940)
      Cumulative effect of accounting change                             --                --           (23,708)               --
                                                                -----------       -----------       -----------       -----------
Net income (loss)                                               $       558       $    (1,746)      $   (22,606)      $      (940)
                                                                ===========       ===========       ===========       ===========
Earnings (loss) per share, basic
     Before cumulative effect of accounting change              $      0.07       $     (0.24)      $      0.15       $     (0.15)
     Cumulative effect of accounting change                              --                --             (3.30)               --
                                                                -----------       -----------       -----------       -----------
Earnings (loss) per share, basic                                $      0.07       $     (0.24)      $     (3.15)      $     (0.15)
                                                                ===========       ===========       ===========       ===========
Earnings (loss) per share, diluted
     Before cumulative effect of accounting change              $      0.07       $     (0.24)      $      0.15       $     (0.15)
     Cumulative effect of accounting change                              --                --             (3.30)               --
                                                                -----------       -----------       -----------       -----------
Earnings (loss) per share, diluted                              $      0.07       $     (0.24)      $     (3.15)      $     (0.15)
                                                                ===========       ===========       ===========       ===========
Weighted average shares outstanding, basic                        7,175,105         7,175,320         7,175,105         6,396,078
Weighted average shares outstanding, diluted                      7,175,105         7,175,320         7,175,105         6,396,078

        The accompanying notes are an integral part of these consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                                         Class A                 Class B
                                       Common Stock            Common Stock          Additional                         Total
                                     ----------------        -----------------        Paid-in      (Accumulated     Stockholders'
                                     Shares    Amount        Shares     Amount        Capital         Deficit)         Equity
                                     ------    ------        ------     ------       ----------    ------------     -------------
Balance at
  December 31, 2000
  (Restated)                          2,301      $2           3,699       $4          $ 28,786        $   (149)       $ 28,643
Conversion of Class B Common
to Class A Common                        71       -             (71)       -                --              --              --
Shares issued for Newburgh
purchase                                200       -              --        -                --              --              --
Capital infusion from
accredited investors                    975       1              --        -               808              --             809
Warrants                                 --       -              --        -               166              --             166
Subscription receivable                  --       -              --        -               (30)             --             (30)
Net loss                                 --       -              --        -                --            (940)           (940)
                                      -----      --          ------       --          --------        --------        --------
Balance at
  September 30, 2001
  (Restated)                          3,547      $3           3,628       $4          $ 29,730        $ (1,089)       $ 28,648
                                      =====      ==          ======       ==          ========        ========        ========

Balance at
  December 31, 2001                   3,562      $3           3,613       $4          $ 29,730        $ (2,285)       $ 27,452
Conversion of Class B Common
to Class A Common                         2       -              (2)       -                --              --              --
Paid subscription receivable             --       -              --        -                30              --              30
Net loss                                 --       -              --        -                --         (22,606)        (22,606)
                                      -----      --          ------       --          --------        --------        --------
Balance at
  September 30, 2002                  3,564      $3           3,611       $4          $ 29,760        $(24,891)       $  4,876
                                      =====      ==          ======       ==          ========        ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           For the Nine Months ended
                                                                                   Sept. 30,
                                                                           -------------------------
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three (Restated) and nine months ended September 30, 2002 and 2001 (Restated), the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 (Restated), are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Hometown adopted this statement effective January 1, 2002, and at such timed ceased recording goodwill amortization. During the third quarter of 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the nine months ended September 30, 2002. As required by paragraph 56 of SFAS 142, Hometown has recorded the $23.7 million charge in its first quarter financial statements, which have been restated. Future impairment losses would be recorded as an operating expense. See Note 5 for additional disclosure.

3.    RESTATEMENT OF QUARTER ENDED SEPTEMBER 30, 2002 RESULTS

      As stated above, during the third quarter of 2002, Hometown completed its goodwill impairment testing in accordance with SFAS 142 which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying unaudited statement of operations for the nine months ended September 30, 2002. Hometown had previously recorded the adjustment in the third quarter of 2002; however, paragraph 56 of SFAS 142, requires Hometown to record the $23.7 million charge in its first quarter financial statements. See Note 6 for the effect of this change on the first and second quarters of 2002 and six months ended June 30, 2002, including restated net income (loss) and basic and diluted earnings (loss) per share.

      The effect of this change on the three months ended September 30, 2002 is as follows:

                                                         Three Months Ended September 30, 2002
                                                                      (in thousands)

                                                            As          Effect of    Restated
                                                         Reported         Change
Income before cumulative effect of accounting change    $      558     $       --    $      558
Cumulative effect of accounting change                     (23,708)        23,708            --
                                                        ----------     ----------    ----------
Net income (loss)                                       $  (23,150)    $   23,708    $      558
                                                        ==========     ==========    ==========

Earnings (loss) per share, Basic
     Before cumulative effect of accounting change      $     0.07     $       --    $     0.07
     Cumulative effect of accounting change                  (3.30)          3.30            --
                                                        ----------     ----------    ----------
Earnings (loss) per share, Basic                        $    (3.23)    $     3.30    $     0.07
                                                        ==========     ==========    ==========

Earnings (loss) per share, Diluted
     Before cumulative effect of accounting change      $     0.07     $       --    $     0.07
     Cumulative effect of accounting change                  (3.30)          3.30            --
                                                        ----------     ----------    ----------
Earnings (loss) per share, Diluted                      $    (3.23)    $     3.30    $     0.07
                                                        ==========     ==========    ==========

4.    RESTATEMENT OF PRIOR YEARS FINANCIAL STATEMENTS

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

5.    EARNINGS (LOSS) PER SHARE

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,378,000 and 1,218,000 shares of common stock were outstanding as of September 30, 2002 and 2001, respectively. The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive. The Company had potentially dilutive securities related to a stock guaranty issued in connection with an acquisition (Note 11) of approximately 0 and 737,000 common shares that was not included in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2001, respectively, because the effect would have been anti-dilutive.

      See Note 6 for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 and recognition of an impairment of the carrying value of its goodwill in the first quarter of 2002, per SFAS 142.

6.    GOODWILL

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

      During the third quarter of 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the nine months ended September 30, 2002. As required by paragraph 56 of SFAS 142, Hometown has recorded the $23.7 million charge in its first quarter financial statements, which have been restated. Approximately $9.6 million of this charge is tax deductible, resulting in a tax benefit of approximately $3.8 million that is not reflected in the statements of operations or consolidated balance sheet. The Company has provided a valuation allowance for the entire tax benefit since its realization is not assured.

      The effect of the charge on the restated first quarter financial statements and second quarter financial statements is as follows:

                                                  Three Months Ended   Three Months Ended   Six Months Ended
                                                    March 31, 2002        June 30, 2002       June 30, 2002
                                                    (in thousands)       (in thousands)      (in thousands)
                                                      (restated)           (restated)          (restated)
Reported net income                                   $      235           $      309          $      544
Less: Cumulative effect of accounting change             (23,708)                  --             (23,708)
                                                      ----------           ----------          ----------
Adjusted net income (loss)                            $  (23,473)          $      309          $  (23,164)
                                                      ==========           ==========          ==========

Earnings (loss) per share, Basic
     Reported net income                              $     0.03           $     0.04          $     0.07
     Cumulative effect of accounting change                (3.30)                  --               (3.30)
                                                      ----------           ----------          ----------
     Adjusted net income (loss)                       $    (3.27)          $     0.04          $    (3.23)
                                                      ==========           ==========          ==========

Earnings (loss) per share, Diluted
     Reported net income                              $     0.03           $     0.04          $     0.07
     Cumulative effect of accounting change                (3.30)                  --               (3.30)
                                                      ----------           ----------          ----------
     Adjusted net income (loss)                       $    (3.27)          $     0.04          $    (3.23)
                                                      ==========           ==========          ==========

      In calculating the impairment charge, the fair value of the reporting unit was estimated using both the discounted cash flow method and the guideline company method. The discounted cash flow method used the Company's estimates of future cash flows discounted to present value using an appropriate discount rate. The guideline company method selects certain value measures of guideline companies and calculates appropriate market multiples based on the fundamental value measures of the guideline companies and compares same to the Company. The guideline company's chosen were other publicly traded company's within Hometown's Standard Industrial Classification (SIC) code. These methodologies differs from the Company's previous policy, as permitted under SFAS 121, using undiscounted cash flows to determine if goodwill is recoverable.

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

      A summary of changes in Hometown's goodwill during the nine months ended September 30, 2002, is as follows:

Reporting Unit           Balance at          Impairments          Balance at
                     December 31, 2001                        September 30, 2002
                                            (in thousands)
--------------       -----------------      --------------    ------------------
Total Company             $23,708               $23,708              $ --
                          =======               =======              ====

      Goodwill amortization expense is as follows:

                                               For the Three Months Ended      For the Nine Months Ended
                                                 09/30/02      09/30/01         09/30/02       09/30/01
                                                (Restated)    (Restated)                      (Restated)
                                                     (in thousands)                 (in thousands)
                                                 --------     ----------        --------      ----------
Goodwill amortization (a)                         $   --        $   146         $     --         $ 439
Cumulative effect of accounting change (a)        $   --        $    --         $ 23,708         $  --
                                                  ======        =======         ========         =====

Reported net income (loss)                        $  558        $(1,746)        $(22,606)        $(940)
                                                  ======        =======         ========         =====

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

                                                        For the Three Months Ended            For the Nine Months Ended
                                                        09/30/02          09/30/01           09/30/02           09/30/01
                                                       (Restated)        (Restated)                            (Restated)
                                                              (in thousands)                       (in thousands)
                                                       ----------        ----------         ----------         ----------
Reported net income (loss)                             $      558        $   (1,746)        $  (22,606)        $     (940)
Add: Goodwill amortization (a)                                 --               146                 --                439
Add: Cumulative effect of accounting change (a)                --                --             23,708                 --
                                                       ----------        ----------         ----------         ----------
Adjusted net income (loss)                             $      558        $   (1,600)        $    1,102         $     (501)
                                                       ==========        ==========         ==========         ==========

Earnings (loss) per share, Basic
     Reported net income (loss)                        $     0.07        $    (0.24)        $    (3.15)        $    (0.15)
     Goodwill amortization (a)                                 --              0.02                 --               0.07
     Cumulative effect of accounting change (a)                --                --               3.30                 --
                                                       ----------        ----------         ----------         ----------
     Adjusted net income (loss)                        $     0.07        $    (0.22)        $     0.15         $    (0.08)
                                                       ==========        ==========         ==========         ==========

Earnings (loss) per share, Diluted
     Reported net income (loss)                        $     0.07        $    (0.24)        $    (3.15)        $    (0.15)
     Goodwill amortization (a)                                 --              0.02                 --               0.07
     Cumulative effect of accounting change (a)                --                --               3.30                 --
                                                       ----------        ----------         ----------         ----------
     Adjusted net income (loss)                        $     0.07        $    (0.22)        $     0.15         $    (0.08)
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

                                                For the Years Ended December 31,
                                             2001             2000              1999
                                                           (Restated)        (Restated)
                                                         (in thousands)
                                          ---------      --------------      ----------
Reported net income (loss)                $  (2,136)        $  (3,800)        $     641
Add: Goodwill amortization (a)                  585               545               508
                                          ---------         ---------         ---------
Adjusted net income (loss)                $  (1,551)        $  (3,255)        $   1,149
                                          =========         =========         =========

Earnings (loss) per share, Basic
     Reported net income (loss)           $   (0.32)        $   (0.63)        $    0.11
     Goodwill amortization (a)                 0.08              0.09              0.09
                                          ---------         ---------         ---------
     Adjusted net income (loss)           $   (0.24)        $   (0.54)        $    0.20
                                          =========         =========         =========

Earnings (loss) per share, Diluted
     Reported net income (loss)           $   (0.32)        $   (0.63)        $    0.11
     Goodwill amortization (a)                 0.08              0.09              0.08
                                          ---------         ---------         ---------
     Adjusted net income (loss)           $   (0.24)        $   (0.54)        $    0.19
                                          =========         =========         =========

(a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes.

      As of September 30, 2002 and December 31, 2001, the Company's intangible assets consisted of the following:

                                          9/30/02      12/31/01
                                          -------      --------
                                             (in thousands)
      Deferred finance charges            $ 267         $ 267
      Accumulated amortization              (73)          (57)
      Non-compete agreement                 381           381
      Accumulated amortization             (191)         (143)
                                          -----         -----
         Net intangible assets (a)        $ 384         $ 448
                                          =====         =====

(a) These assets are included in Other Assets in the consolidated financial statements.

7.    INVENTORIES

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

8.    INVESTMENT IN CARDAY INC.

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

      Summarized financial data for CarDay Inc. for the periods it was not part of the companies consolidated financial results is as follows:

                                           Statement of Operations Data
                                     Three Months Ended      Nine Months Ended
                                     September 30, 2001      September 30, 2001
                                          (000's)                 (000's)
                                     ------------------      -----------------

      Revenues                            $   224                 $   561
     Gross profit                        $   143                 $   409
      Loss from operations                $(2,069)                $(6,753)
      Net loss                            $(2,106)                $(6,751)

9.    FLOOR PLAN NOTES PAYABLE

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

10.   OTHER INCOME / OTHER EXPENSE

      The significant components of Other Income and Other Expense are:

                                                For the Three Months      For the Nine Months
                                                       Ended                     Ended
                                                09/30/02    09/30/01     09/30/02     09/30/01
                                               (Restated)  (Restated)               (Restated)
                                                   (in thousands)            (in thousands)
                                                --------    --------     --------     --------
      Other Income:
      Gain on sale of Morristown franchise        $ --        $ --         $ --         $ 254
      Miscellaneous                                 11          --           35            --
                                                  ----        ----         ----         -----
      Total Other Income                          $ 11        $ --         $ 35         $ 254
                                                  ====        ====         ====         =====
      Other Expense:
      Miscellaneous                               $ --        $ (3)        $ (3)        $  (5)
                                                  ----        ----         ----         -----
      Total Other Expense                         $ --        $ (3)        $ (3)        $  (5)
                                                  ====        ====         ====         =====

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

11.   STOCK GUARANTEE

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

12.   PRIVATE EQUITY FINANCING

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

13.   CONTINGENCIES

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

Cumulative Effect of Accounting Change

      Effective January 1, 2002, Hometown adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. At that time, the Company ceased recording goodwill amortization. SFAS 142 requires the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle.

      Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. According to the criteria under SFAS 142, it has been determined that the Company is a single reporting unit.

      During the third quarter of 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to recognize an impairment of the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the nine months ended September 30, 2002. As required by paragraph 56 of SFAS 142, Hometown has recorded the $23.7 million charge in its first quarter financial statements, which have been restated. Approximately $9.6 million of this charge is tax deductible, resulting in a tax benefit of approximately $3.8 million that is not reflected in the statements of operations or consolidated balance sheet. The Company has provided a valuation allowance for the entire tax benefit since its realization is not assured.

The effect of the charge on the restated first quarter financial statements and second quarter financial statements is as follows:

                                                    Three Months Ended     Three Months Ended     Six Months Ended
                                                      March 31, 2002          June 30, 2002         June 30, 2002
                                                      (in thousands)         (in thousands)        (in thousands)
                                                        (restated)             (restated)            (restated)
Reported net income                                     $      235             $      309            $      544
Less: Cumulative effect of accounting change               (23,708)                    --               (23,708)
                                                        ----------             ----------            ----------
Adjusted net income (loss)                              $  (23,473)            $      309            $  (23,164)
                                                        ==========             ==========            ==========

Earnings (loss) per share, Basic
     Reported net income                                $     0.03             $     0.04            $     0.07
     Cumulative effect of accounting change                  (3.30)                    --                 (3.30)
                                                        ----------             ----------            ----------
     Adjusted net income (loss)                         $    (3.27)            $     0.04            $    (3.23)
                                                        ==========             ==========            ==========

Earnings (loss) per share, Diluted
     Reported net income                                $     0.03             $     0.04            $     0.07
     Cumulative effect of accounting change                  (3.30)                    --                 (3.30)
                                                        ----------             ----------            ----------
     Adjusted net income (loss)                         $    (3.27)            $     0.04            $    (3.23)
                                                        ==========             ==========            ==========

Restatement of Quarter ended September 30, 2002 Results

      As stated above, during the third quarter of 2002, Hometown completed its goodwill impairment testing in accordance with SFAS 142 which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying unaudited statement of operations for the nine months ended September 30, 2002. Hometown had previously recorded the adjustment in the third quarter of 2002; however, paragraph 56 of SFAS 142, requires Hometown to record the $23.7 million charge in its first quarter financial statements. See Cumulative Effect of Accounting Change above for the effect of this change on the first and second quarters of 2002 and six months ended June 30, 2002, including restated net income (loss) and basic and diluted earnings (loss) per share. See Note 6 for additional SFAS 142 disclosure.

The effect of this change on the three months ended September 30, 2002 is as follows:

                                                         Three Months Ended September 30, 2002
                                                                      (in thousands)

                                                            As          Effect of    Restated
                                                         Reported        Change
Income before cumulative effect of accounting change    $      558     $       --    $      558
Cumulative effect of accounting change                     (23,708)        23,708            --
                                                        ----------     ----------    ----------
Net income (loss)                                       $  (23,150)    $   23,708    $      558
                                                        ==========     ==========    ==========

Earnings (loss) per share, Basic
     Before cumulative effect of accounting change      $     0.07     $       --    $     0.07
     Cumulative effect of accounting change                  (3.30)          3.30            --
                                                        ----------     ----------    ----------
Earnings (loss) per share, Basic                        $    (3.23)    $     3.30    $     0.07
                                                        ==========     ==========    ==========

Earnings (loss) per share, Diluted
     Before cumulative effect of accounting change      $     0.07     $       --    $     0.07
     Cumulative effect of accounting change                  (3.30)          3.30            --
                                                        ----------     ----------    ----------
Earnings (loss) per share, Diluted                      $    (3.23)    $     3.30    $     0.07
                                                        ==========     ==========    ==========

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

Combined Revenues, Units, Gross Profit and Gross Profit Percentage to Revenues (Unaudited)

      The total revenue by category for Hometown for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                For the three months ended       For the nine months ended
                                       September 30,                   September 30,
                                  2002            2001             2002             2001
                                (Restated)    (Restated)                        (Restated)
                                ----------    ----------        --------        ----------
                                      (in thousands)                   (in thousands)
New vehicle                      $47,597         $41,108         $129,172         $117,119
Used vehicle - retail             14,887          18,598           45,999           54,574
Used vehicle - wholesale           3,152           3,013           12,077            9,628
Parts and service                  6,354           6,526           18,384           19,116
F&I and other                      2,358           2,272            6,811            6,181
                                 -------         -------         --------         --------
Total Revenue                    $74,348         $71,517         $212,443         $206,618
                                 =======         =======         ========         ========

      The units sold by category for Hometown for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                For the three months ended       For the nine months ended
                                       September 30,                   September 30,
                                  2002            2001             2002             2001
                               (Restated)      (Restated)                        (Restated)
                               ----------      ----------        --------        ----------
                                      (in thousands)                   (in thousands)
New vehicle                        1,841           1,611            5,097            4,613
Used vehicle - retail              1,038           1,262            3,237            3,701
Used vehicle - wholesale             781             820            2,205            2,448
                                 -------         -------         --------         --------
Total units sold                   3,660           3,693           10,539           10,762
                                 =======         =======         ========         ========

      The gross profit by category for Hometown for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                For the three months ended       For the nine months ended
                                       September 30,                   September 30,
                                  2002            2001             2002             2001
                                (Restated)     (Restated)                        (Restated)
                                 --------      ----------        --------        ----------
                                      (in thousands)                   (in thousands)
New vehicle                      $ 2,857         $ 2,435         $  7,877         $  7,530
Used vehicle - retail              1,887           2,016            5,498            6,186
Used vehicle - wholesale            (133)           (185)            (138)             (90)
Parts and service                  3,493           3,789           10,122           10,766
F&I and other                      2,358           2,272            6,811            6,181
                                 -------         -------         --------         --------
Total Gross Profit               $10,462         $10,327         $ 30,170         $ 30,573
                                 =======         =======         ========         ========

      The gross profit percent of revenue by category for Hometown for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                For the three months ended       For the nine months ended
                                       September 30,                   September 30,
                                  2002            2001             2002             2001
                                (Restated)     (Restated)                        (Restated)
                                 -------       ----------        --------        ----------
                                      (in thousands)                   (in thousands)
New vehicle                        6.0%            5.9%             6.1%              6.4%
Used vehicle - retail             12.7%           10.8%            12.0%             11.3%
Used vehicle - wholesale          (4.2%)          (6.1%)           (1.1%)            (0.9%)
Parts and service                 55.0%           58.1%            55.1%             56.3%
F&I and other                    100.0%          100.0%           100.0%            100.0%
                                 -----           -----            -----             -----
Total Gross Profit percent        14.1%           14.4%            14.2%             14.8%
                                 =====           =====            =====             =====

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

      Amortization of Goodwill

      According to SFAS 142, the Company ceased recording goodwill amortization on January 1, 2002. Goodwill amortization was $0.2 million for the three months ended September 30, 2001. See Note 6 to the consolidated financial statements.

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

      Provision (benefit) for income tax

      The effective income tax rate was 37% in the quarter ended September 30, 2002 and 35% in the same period of 2001. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in the effective tax rates for the two periods is primarily non-deductible goodwill amortization and the effect of the write-off of the investment in Carday, Inc., both of which were in the 2001 period. According to SFAS 142, Hometown ceased recording goodwill amortization on January 1, 2002, and in the first quarter of 2002, recognized an impairment of the carrying value of its goodwill.

      Net Income (Loss)

      Net income increased $2.3 million to $0.6 million for the three months ended September 30, 2002 from a loss of $(1.7) for the quarter ended September 30, 2001. The increase is primarily due to the valuation adjustment for Carday, Inc. in the 2001 period. See other changes described above. See Note 3 for effect of restating the third quarter results.

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

      The (restated) basic and diluted (loss) per share for the three months ended September 30, 2002 is $0.07. The restated basic and diluted (loss) per share for the three months ended September 30, 2001 is $(0.24). See Note 3 for effect of restating the third quarter results. See Note 5 for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 and recognition of an impairment of the carrying value of its goodwill in the first quarter of 2002, in accordance with SFAS 142.

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

      Amortization of Goodwill

      According to SFAS 142, the Company ceased recording goodwill amortization on January 1, 2002. Goodwill amortization was $0.5 million for the nine months ended September 30, 2001. See Note 6 to the consolidated financial statements.

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

      Provision (benefit) for income tax

      The effective income tax rate was 39% in the nine months ended September 30, 2002 and 28% in the same period of 2001. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in the effective tax rates for the two periods is primarily non-deductible goodwill amortization and the effect of the write-off of the investment in Carday, Inc., both of which were in the 2001 period. According to SFAS 142, Hometown ceased recording goodwill amortization on January 1, 2002, and in the first quarter of 2002, recognized the impairment of the carrying value of its goodwill.

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

      Cumulative Effect of Accounting Change

      In accordance with SFAS 142, during the third quarter of 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the nine months ended September 30, 2002. As required by paragraph 56 of SFAS 142, Hometown has recorded the $23.7 million charge in its first quarter financial statements, which have been restated. Approximately $9.6 million of this charge is tax deductible, resulting in a tax benefit of approximately $3.8 million that is not reflected in the statements of operations or consolidated balance sheet. The Company has provided a valuation allowance for the entire tax benefit since its realization is not assured. See
Note 6 to the consolidated financial statements.

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

      Earnings (Loss) Per Share, Basic and Diluted and Weighted Average Shares

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,378,000 and 1,218,000 shares of common stock were outstanding as of September 30, 2002 and 2001, respectively. The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive. The Company had potentially dilutive securities related to a stock guaranty issued in connection with an acquisition (Note 11) of approximately 737,000 common shares that was not included in the computation of diluted earnings (loss) per share for the nine months ended September 30, 2001, respectively, because the effect would have been anti-dilutive.

      The basic and diluted (loss) per share for the nine months ended September 30, 2002 is $(3.15), which includes basic and diluted income per share before cumulative effect of accounting change of $0.15 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. The restated basic and diluted (loss) per share for the nine months ended September 30, 2001 is $(0.15). See Note 6 to the consolidated financial statements for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 and recognition of an impairment of the carrying value of its goodwill in the first quarter of 2002, in accordance with SFAS 142.

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

      Hometown adopted this statement effective January 1, 2002, and at such timed ceased recording goodwill amortization. During the third quarter of 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the nine-months ended September 30, 2002. As required by paragraph 56 of SFAS 142, Hometown has recorded the $23.7 million charge in its first quarter financial statements, which have been restated. Future impairment losses would be recorded as an operating expense. See Note 6 for additional disclosure.

Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q/A (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q/A was being prepared.

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

                           PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

Hometown held its Annual Stockholders Meeting on August 27, 2002. The following matters were submitted to a vote of security holders.

1) The candidates nominated for election to its Board of Directors are as follows:

      Candidates                               Votes For        Votes Withheld
      ----------                              ----------        --------------
      Corey E. Shaker                         28,203,593            60,895
      William C. Muller, Jr                   28,203,593            60,895
      Joseph Shaker                           28,198,593            65,895
      Salvatore A. Vergopia                   27,931,550           332,938
      Edward A. Vergopia                      27,933,570           330,918
      H. Dennis Lauzon                        28,203,593            60,895
      Timothy C. Moynahan                     28,203,593            60,895
      Steven A. Fournier                      28,203,593            60,895

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

                                         Hometown Auto Retailers, Inc.

           January 14, 2003              By: /s/ Corey E.  Shaker
           ----------------              ------------------------------------
           Date                          Corey E. Shaker, President and Chief
                                         Executive Officer


           January 14, 2002              By: /s/ Charles F. Schwartz
           ----------------              ------------------------------------
           Date                          Charles F. Schwartz
                                         Chief Financial Officer