Form 10-K
period 2002-12-31
HOMETOWN AUTO RETAILERS INC
filed 2003-03-26
CIK 1061117

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

                   For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $1,041,000. Non-affiliates are defined as holders of Class A Common Stock that do not also hold Class B Common Stock. Hometown used closing selling price in the calculation.

      The number of shares outstanding of the registrant's Class A and Class B Common Stock, $.001 par value, as of March 3, 2003 was 7,175,105 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          HOMETOWN AUTO RETAILERS, INC.
                             Form 10-K Annual Report
                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I
   Item 1.  Business ...............................................................................    3
   Item 2.  Properties .............................................................................   18
   Item 3.  Legal Proceedings ......................................................................   20
   Item 4.  Submission of Matters to a Vote of Security Holders ....................................   21

PART II
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ..................   22
   Item 6.  Selected Financial Data ................................................................   23
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..   24
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk .............................   43
   Item 8.  Financial Statements and Supplementary Data ............................................   43
   Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures ..   43

PART III
   Item 10. Directors and Executive Officers of the Registrant .....................................   44
   Item 11. Executive Compensation .................................................................   47
   Item 12. Security Ownership of Certain Beneficial Owners and Management .........................   53
   Item 13. Certain Relationships and Related Transactions .........................................   57

PART IV
   Item 14. Controls and Procedures ................................................................   58
   Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................   58

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

                                     PART I

ITEM 1. BUSINESS

      Hometown was founded by merger, on June 27, 1997, between Dealer-Co., Inc., a New York Corporation, organized on March 10, 1997 and Hometown Auto Retailers, Inc., a Delaware corporation, organized on June 6, 1997. Until the closing of its initial public offering on July 31, 1998, Hometown conducted no operations under its own name and all revenues were generated by its predecessor companies. On July 31, 1998, Hometown acquired three dealerships, and the predecessor companies, which operate six dealerships, a collision repair center and a factory authorized freestanding service center. In 1999, Hometown also acquired freestanding Lincoln Mercury and Toyota dealerships and added both a Mazda and a Jeep dealership to existing locations. In 2000, Hometown acquired a high-end used car operation, which was added to its Massachusetts location. In 2001, Hometown sold its Morristown, NJ dealership, Lincoln Mercury franchise back to Lincoln Mercury. In 2002, the high-end used car operation was significantly scaled down.

General

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 10 American and Asian automotive brands, including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mercury, Oldsmobile, Mazda, and Toyota. Hometown also is active in two "niche" areas of the automotive market, the sale of Lincoln town cars and limousines to livery car and livery fleet operators and the maintenance and light repair of cars and trucks at a Ford and Lincoln Mercury factory authorized free-standing service center.

      Hometown's "Lincoln Mercury Autocare" center located in Connecticut was the pilot facility for Ford's authorized free-standing neighborhood service center concept for the maintenance and light repair of cars and trucks. Free-standing neighborhood service centers are an innovative attempt by the automobile retail industry to recapture repair and maintenance business which has been lost in recent decades to chain and independent service businesses. These service centers are designed to enhance customer convenience by operating during extended hours, servicing vehicles without prior appointment and offering quick turnaround.

Operating Strategy

      Hometown will seek to consolidate operations and increase the profitability of its existing dealerships by using a strategy that combines its "best in class" operating practices with the advantages of its established customer base, local presence and name recognition. Each of Hometown's dealerships will use a core operating strategy specifically designed to produce a high "shop absorption rate," a high rate of service retention and a high ratio of retail used to new car sales, all in order to maximize profitability and provide insulation from the cyclical nature of new car sales. "Shop absorption rate" is the percentage of a dealerships fixed expenses that are covered or absorbed by the gross profit of the parts and service departments.

      Hometown believes that the following factors, coupled with its established organizational structure, will help it achieve its operating strategy:

      o Strong Regional Focus. Hometown's ten franchised dealerships are located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown believes that proximity of its dealerships to one another will contribute to ease of management, more effective control of dealership operations, increased sales from coordinated marketing of new cars, used cars and livery vehicles and cost savings from coordinated auction purchasing, car transport and other activities.

      o Established Customer Base. Hometown believes that its existing dealerships have good local reputations and have strong local name recognition. Through "owner-loyalty" and similar programs, Hometown believes it has established a customer base that looks to its existing "hometown" dealership as its first choice in buying replacement vehicles. See "Dealership Operations - Parts and Service" for a description of "owner-loyalty program".

      o Experienced Management. Hometown's management is comprised of second and third generation members of dealer families who have been leaders in the automotive retailing industry. The executive officers and key managers of Hometown have over 200 years of combined experience in the automotive retailing industry and are members of families who have owned dealerships since 1947. They are recognized leaders in the automotive retailing industry and have served at various times in leadership positions in state and national industry organizations. Hometown has also received numerous awards based on high customer satisfaction index ("CSI") ratings and other performance measures regularly compiled and monitored by the automobile Manufacturers. See "Item 10. Directors and Executive Officers of the Registrant" for additional information as to the numerous Manufacturer awards and citations earned by Hometown's senior management and dealerships in recent years.

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

            o Used Car Sales. The sale of used vehicles is emphasized at each of Hometown's dealerships. Typically, used vehicle sales generate higher gross margins than new vehicle sales. Hometown seeks to attract customers and enhance buyer satisfaction by offering multiple financing options and extended warranties on used vehicles.

      o Ability To Source High Quality Used Vehicles. An important component in selling used vehicles and maintaining high margins on such sales is the ability to obtain high quality used vehicles at reasonable prices. Hometown obtains its used vehicles through trade-ins and off-lease programs as well as regular auction buying. Key executives at each dealership have developed the skills necessary for making effective purchases at regularly scheduled auctions. Hometown believes that auction buying activities will be enhanced by its ability to use common buyers to fill the needs of several dealerships, handle its own transportation of vehicles from the auction to the dealership and obtain discounted prices.

      o Brand Diversity. Hometown's dealerships offer 10 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mercury, Oldsmobile, Mazda, and Toyota. Hometown believes that brand diversity helps to insulate it from changes in consumer preferences, short supplies of particular automotive models and negative publicity concerning a particular Manufacturer or vehicle model.

      o Quality Personnel. Hometown employs professional management practices in all aspects of its operations, including information technology, advanced employee sales training, profit-based compensation and cash management. Each dealership is managed as a profit center by a trained and experienced general manager who has primary responsibility for decisions relating to inventory, pricing and personnel. Hometown compensates its general managers and department managers pursuant to various formulas based upon dealership or department profitability, rather than on sales volume. Senior management uses computer-based management information systems to monitor each dealership's sales, profitability and inventory on a daily basis and to identify areas requiring improvement and provide additional training where necessary. Hometown believes that the application of its professional management practices provides it with an ability to achieve levels of profitability superior to industry averages.

Dealership Operations

      Hometown's established operating practices and procedures, including the management and pricing of inventories of new and used vehicles, are regularly reviewed and updated by the Chief Executive Officer and members of Hometown's operating management. Each of Hometown's dealerships use a management structure that promotes and rewards the achievement of benchmarks set by senior management. Each local general manager of a Hometown dealership is ultimately responsible for the operation, personnel and financial performance of that dealership. Each general manager is complemented with a management team generally consisting of a new vehicle sales manager, a used vehicle sales manager, service and parts managers and finance and insurance ("F&I") managers. The general manager and the other members of each dealership management team, as long-time members of their local communities, are typically best able to judge how to conduct day-to-day operations based on the team's experience in and familiarity with its local market. Certain members of Hometown's senior management also serve as general managers of particular dealerships.

      Each dealership engages in a number of inter-related businesses: new vehicle sales; used vehicle sales; service and parts operations; and F&I.

      New Vehicle Sales. Hometown's dealerships represent 10 American and Asian brands of lower, mid and higher priced sport and family cars and light trucks, including sport utility vehicles. Hometown believes that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one Manufacturer and reduces its exposure to supply problems and product cycles.

The following table sets forth for 2002 and 2001, certain information relating to the brands of new vehicles sold at retail by Hometown:

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                           2002                   2001
                                                           ----                   ----
              BRANDS                               Number    Percentage    Number   Percentage
              ------                               ------    ----------    ------   ----------
              TOYOTA ...........................    2,985       46.4%      2,857       45.9%
              LINCOLN/MERCURY ..................    1,296       20.2%      1,517       24.3%
              FORD .............................      672       10.5%        671       10.8%
              CHEVROLET ........................      517        8.0%        337        5.4%
              JEEP .............................      318        4.9%        289        4.6%
              MAZDA ............................      277        4.3%        146        2.3%
              CHRYSLER .........................      165        2.6%        156        2.5%
              DODGE ............................      124        1.9%        142        2.3%
              OLDSMOBILE .......................       41        0.6%         36        0.6%
              OTHER ............................       37        0.6%         79        1.3%
                                                    -----      -----       -----      -----
              Total ............................    6,432      100.0%      6,230      100.0%
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

      Hometown seeks to provide customer-oriented service designed to meet the needs of its customers and establish lasting relationships that will result in repeat and referral business. This is accomplished by: (i) engaging in extensive follow-up after a sale in order to develop long-term relationships with its customers; (ii) training its sales staff to be able to meet customer needs;
(iii) employing more efficient, non-confrontational selling systems; and (iv) using computer technology that decreases the time necessary to purchase a vehicle. Hometown believes that its ability to share "best practices" among its dealerships gives it an advantage over smaller dealerships.

      Hometown acquires substantially all of its new vehicle inventory from Manufacturers of the vehicle brands it sells. The Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. Hometown finances its inventory purchases through revolving credit arrangements known in the industry as "floor plan" financing.

      Used Vehicle Sales. Hometown sells used vehicles at each of its franchised dealerships. Sales of used vehicles have become an increasingly significant source of profit for dealerships. Consumer demand for used vehicles has increased as prices of new vehicles have risen and as more high quality used vehicles have become available. Furthermore, used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. Hometown intends to emphasize used vehicle sales by maintaining a high quality inventory, providing competitive prices and arranging extended service contracts for its used vehicles and continuing to promote used vehicle sales. Hometown will also certify that its used cars meet specified testing and quality standards.

      The following table shows actual vehicle sales by Hometown from 1998 through 2002.

                                         Number of Used and New Vehicles Sold
                                         ------------------------------------
                                       2002     2001     2000     1999     1998
                                      ------   ------   ------   ------   ------

Used Vehicles - Retail ............    4,128    4,874    4,549    4,790    3,995
Used Vehicles - Wholesale .........    2,857    3,105    3,208    3,319    3,794
New Vehicles ......................    6,432    6,230    6,731    6,892    5,150
                                      ------   ------   ------   ------   ------
          Total Sales .............   13,417   14,209   14,488   15,001   12,939

      Sales of used vehicles are dependent on the ability of the dealerships to obtain a supply of high quality used vehicles and effectively manage that inventory. New vehicle operations provide a supply of such vehicles through trade-ins and off-lease vehicles. Hometown supplements its used vehicle inventory with used vehicles purchased at auctions where Manufacturers re-market lease return, rental buy back and Manufacturer demonstration cars. To maintain a broad selection of high quality used vehicles and to meet local preferences, Hometown acquires used vehicles from trade-ins and a variety of sources throughout the Northeast, including direct purchases and Manufacturers' and independent auctions.

      Hometown follows an inventory management strategy pursuant to which used vehicles are offered at progressively lower gross profit margins the longer they stay in inventory and if not sold at retail by the end of approximately 12 weeks are sold to another dealer or sold at auction. Unsold, excess or unsuitable vehicles received as trade-ins are sold at auctions or sold directly to other dealers and wholesalers. Trade-ins may be transferred among Hometown dealerships to provide balanced inventories of used vehicles at each location.

      Hometown has taken steps to build customer confidence in its used vehicle inventory, including participation in the Manufacturers' certification processes to make used vehicles eligible for new vehicle benefits such as new vehicle finance rates and extended Manufacturer warranties.

      Hometown believes that franchised dealership strengths in offering used vehicles include: (i) access on new vehicle purchase to trade-ins which are typically lower mileage and higher quality relative to trade-ins on used car purchases, (ii) access to late-model, low mileage off-lease vehicles, rental returns and Manufacturer demos, and (iii) the availability of Manufacturer certification and extended Manufacturer warranties for higher quality used vehicles. Hometown believes that a well-managed used vehicle operation at each location affords it an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers, (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins, (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle, and (iv) increase ancillary product sales, particularly F&I, to improve overall profitability. Hometown also maintains a "virtual" used car lot through its website "htauto.com". Customers can see digital images of most of Hometown's pre-owned inventory, updated weekly, at all their locations. In addition, sales people and managers can search other Hometown locations to fulfill customer needs for used cars or trucks not at the specific location that a customer may be in. This potentially eliminates many customers from leaving one Hometown location without seeing what they need.

      Parts and Service. Hometown regards service and repair activities as an integral part of its overall approach to customer service, providing an opportunity to foster ongoing relationships with its customers and deepen customer loyalty. Hometown provides parts and service at each of its franchised dealerships for the vehicle brands sold by these dealerships. Maintenance and repair services are provided at 10 locations, one factory authorized neighborhood service center and one collision repair center (included in one of the 10 dealerships), using approximately 100 service bays. Hometown provides both warranty and non-warranty service work.

      Hometown implemented an "owner loyalty program" to encourage customers to return to the dealership for all maintenance and light repair work. The program provides customers with information as to recommended intervals of service and details all charges for a wide range of maintenance activities and expected replacements at such intervals. Customers who maintain their vehicles in accordance with the owner loyalty program recommendations receive various items of maintenance, such as oil changes, loaner vehicles, certain scheduled maintenance, wiper blades, spark plugs and towing without charge and also receive specified rebates against new or used vehicle purchases for money spent in Hometown's service departments. The owner loyalty program is designed to combat the quantity of repair and maintenance work to be performed at service stations and other independent repair shops, chains of specialized repair, maintenance and part replacement shops, such as muffler shops, brake shops, and tire shops. Manufacturers' policies that require warranty work to be performed at franchised dealerships support Hometown's strategy of retaining maintenance and light repair work.

      The parts and service business is less cyclical than new vehicle sales and provides an important recurring revenue stream to Hometown's dealerships. Hometown uses systems that track its customers' maintenance records and notify owners of vehicles purchased at the dealerships when their vehicles are due for periodic services. Hometown believes that this practice encourages preventive maintenance rather than post-breakdown repairs.

      Each dealership sells factory-approved parts for vehicle brands and models sold by that dealership. These parts are either used in repairs made by the dealership or sold at retail to its customers or at wholesale to independent repair shops. Each dealership employs its own parts manager and independently controls its parts inventory and sales. Hometown dealerships which sell the same new vehicle brands will have access to each other's computerized inventories. Further, certain Manufacturers offer discounts on volume purchases of certain parts and components.

      Finance, Insurance and Other Revenue. Hometown dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on F&I and offer advanced F&I training to their F&I managers. During 2002, Hometown arranged financing for approximately 59% of new and used vehicles sold at retail to its customers. Typically, the dealerships forward proposed financing contracts to finance companies owned and operated by the Manufacturers or to selected commercial banks or other financing parties. The dealerships receive a finance fee from the lender for arranging the financing and may be assessed a charge-back against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, including early repayment or default. However, under existing agreements no charge-backs are generally permitted after 90, or in some cases 120 days. Hometown pays for this in the form of a reduction of the finance fee.

      At the time of a new vehicle sale, Hometown offers extended service contracts to supplement the Manufacturer's warranty. Additionally, Hometown sells primary service contracts for used vehicles, as well as service contracts of third party vendors.

      Hometown also offers three types of insurance to customers: (i) credit life insurance pays off the remaining balance of the vehicle loan upon the death of the insured, (ii) disability insurance makes the monthly loan payments on behalf of the insured during a period of disability and (iii) gap insurance ensures that the loan is paid in full if the vehicle becomes totally inoperable due to an accident. Hometown's dealerships typically receive one-half of the premiums as a commission for selling these products. Insurance revenues for the year ended December 31, 2002 were less than 2% of total Finance, Insurance and Other Revenues.

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

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 13 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 2002, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $103,000.

      (ii) Portfolio of 4 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 2002, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $33,000.

      The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of December 31, 2002, Hometown has reserved $70,000 against a total maximum payout of $136,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicles. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

      The same dealership during fiscal 2000 and 2001 partially guaranteed 52 loans totaling approximately $600,000 advanced by Ford Motor Credit Co. to a certain limousine customer. As of December 31, 2002, Hometown has reserved $0 against a total maximum payout of $600,000 for these loans. Hometown has not reserved for these loans due to the expected fair value of the vehicles approximating or exceeding the unamortized portion of the loan balance.

      There are also 17 loans whose liens were not properly perfected totaling approximately $126,000 as of December 31, 2002. Hometown will be required to pay the remaining loan balance should the customer's default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $8,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicles. The amount, if any, is undetermined due to not knowing the condition of the vehicles.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of December 31, 2002 the mortgage debt balance is $4.9 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.4 million at December 31, 2002. See Notes 7 and 8 to the consolidated financial statements.

Company Warranties

      Hometown's new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty; whereby the part and certain labor costs are covered under the limited manufacturer warranty.

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At December 31, 2002 and 2001, Hometown has a reserve of $172,000 and $226,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships discussed in "Finance, Insurance and Service Contract Income Recognition" above.

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

      Most franchise agreements expire within one to five years. Hometown expects to renew any expiring agreements in the ordinary course of business. The typical franchise agreement provides for early termination or non-renewal by the Manufacturer under certain circumstances such as change of management or ownership without Manufacturer approval, insolvency or bankruptcy of the dealership, death or incapacity of the dealer manager, conviction of a dealer manager or owner of certain crimes, misrepresentation of certain information by the dealership or dealer manager or owner to the Manufacturer, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business or material breach of other provisions of the franchise agreement. The dealership is typically entitled to terminate the franchise agreement for any cause.

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

      On March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies during the next six months. Toyota has expressed concerns that the financial resources of the Toyota dealerships are being used to finance the cash flow deficits of affiliated companies and that because of this the Toyota dealerships do not meet their net working capital requirements by approximately $1.0 million. Toyota has also requested that Hometown provide a written action plan and consolidated financial forecast. Toyota has also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed in Item. 3, Management's Discussion and Analysis - Litigation and in Note 15 to the consolidated financial statements. Hometown is developing plans to correct the operational deficiencies that would bring Hometown into compliance. These plans include various alternatives such as; obtaining an outside line of credit, private equity financing, sale of real property, sale of a dealership, and advances on warranty income from Hometown's Extended Service Plan vendor. In addition, Hometown will be in monthly contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at December 31, 2002 had combined revenues of $100.6 million and pre-tax income before allocation of corporate costs of $2.5 million. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

Competition

      The automotive retailing industry is extremely competitive and consumers generally have a number of choices in deciding where to purchase or service a new or used vehicle. Hometown competes for new vehicle sales with other franchised dealers in each of its marketing areas. Hometown does not have any cost advantage in purchasing new vehicles from the Manufacturers and typically relies on sales expertise, reputation and customer goodwill, the quality of its service and location of its dealerships to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale or lease of new vehicles from independent leasing companies, on-line purchasing services and warehouse clubs. Hometown believes that the principal competitive factors in new vehicle sales are the marketing campaigns conducted by Manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for particular brands of automobiles, pricing (including Manufacturer rebates and other special offers) and warranties. Hometown believes that its dealerships are competitive in all of these areas.

      In used vehicles, Hometown competes with other franchised dealers, independent used car dealers, automobile rental agencies and private parties for supply and resale of used vehicles. Hometown believes that the principal competitive factors in used vehicle sales are the quality and condition of its used cars, price and the quality of customer service.

      Hometown competes against other franchised dealers to perform warranty repairs and against other automobile dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. Hometown competes with other automobile dealers, service stores and automotive parts retailers in its parts operations. Hometown believes that the principal competitive factors in parts and service sales are price, the use of factory approved replacement parts, a dealership's expertise with a Manufacturer's brands and models, the quality of customer service and convenience for the customer.

      In addition to competition for the sale of vehicles, Hometown competes with publicly and privately owned dealership groups for the acquisition of other dealerships. It currently faces only limited competition in this region from other purchasers of dealerships. Publicly owned dealerships with significantly greater capital resources have acquired a limited number of dealerships in Hometown's current and targeted market areas including Group 1 Automotive, Inc. and United Auto Group, Inc. which have purchased dealerships in the Greater New England area. Hometown expects increased future competition for dealerships in its markets.

Governmental Regulations

      A number of regulations affect Hometown's business of marketing, selling, financing and servicing automobiles. Hometown is also subject to laws and regulations relating to business corporations generally.

      Under New Jersey, New York, Connecticut, Massachusetts and Vermont law, Hometown must obtain a license in order to establish, operate or relocate a dealership or provide certain automotive repair services. These laws also regulate Hometown's conduct of business, including its advertising and sales practices. Other states may have similar requirements.

      Hometown's financing activities are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of certain licenses, assessment of criminal and civil fines and penalties and, in certain instances, may create a private cause of action for individuals. Hometown believes that its dealerships substantially comply with all laws and regulations affecting their businesses and do not have any material liabilities under such laws and regulations, and that compliance with all such laws and regulations does not and will not, individually or in the aggregate, have a material adverse effect on Hometown's capital expenditures, earnings, or competitive position.

Environmental Matters

      Hometown is subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges to the air and water, storage of petroleum substances and chemicals, handling and disposal of wastes, and remediation of contamination arising from spills and releases. As with automobile dealerships generally, and service and parts and collision repair center operations in particular, Hometown's business involves the generation, use, handling and disposal of hazardous or toxic substances or wastes. Operations involving the management of hazardous and non-hazardous wastes are subject to requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for storage, treatment, and disposal of regulated wastes with which Hometown must comply.

      Hometown's business also involves the use of aboveground and underground storage tanks. Under applicable laws and regulations, Hometown is responsible for the proper use, maintenance and abandonment of regulated storage tanks owned or operated by it and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks. In addition to these regulated tanks, Hometown owns and operates other underground and aboveground devices or containers (e.g. automotive lifts and service pits) that may not be classified as regulated tanks, but which are capable of releasing stored materials into the environment, thereby potentially obligating Hometown to remeditate any contamination of soils or groundwater resulting from such releases.

      Hometown is also subject to laws and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such sites. Under CERCLA, these "responsible parties" may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

      Further, the Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state statutes prohibit discharges of pollutants into regulated waters without authorized National Pollution Discharge Elimination System (NPDES) and similar state permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. Hometown expects to implement programs that address wastewater discharge requirements as well as containment of potential discharges and spill contingency planning.

      Environmental laws and regulations have become very complex, making it very difficult for businesses that routinely handle hazardous and non-hazardous wastes to achieve and maintain full compliance with all applicable environmental laws. Like virtually any network of automobile dealerships and vehicle service facilities, Hometown, from time to time, can be expected to experience incidents and encounter conditions that will not be in compliance with environmental laws and regulations. However, none of Hometown's dealerships have been subject to any material environmental liabilities in the past and Hometown does not anticipate that any material environmental liabilities will be incurred in the future. Although Hometown is in the process of establishing an environmental management program that is intended to reduce the risk of noncompliance with environmental laws and regulations, environmental laws and regulations and their interpretation and enforcement are changed frequently and Hometown believes that the trend towards broader and stricter environmental legislation and regulations is likely to continue. Hence, there can be no assurance that compliance with environmental laws or regulations or the future discovery of unknown environmental conditions will not require additional expenditures by Hometown or that such expenditures would not be material.

Employees

      As of December 31, 2002, Hometown employed 417 people, of whom approximately 64 were employed in managerial positions, 96 were employed in non-managerial sales positions, 200 were employed in non-managerial parts and service positions and 57 were employed in administrative support positions.

      Hometown believes that its relationships with its employees are favorable. None of the employees is represented by a labor union. Because of its dependence on the Manufacturers, Hometown may, however, be affected by labor strikes, work slowdowns and walkouts at the manufacturing facilities of their Manufacturers or of suppliers to, or shippers for, their Manufacturers.

               CERTAIN FACTORS THAT MAY AFFECT GROWTH AND PROFITS

      The following factors may affect the growth or profits of Hometown and should be considered by any prospective purchaser of Hometown's securities:

A Decrease In Consumer Demand For Our New Vehicle Lines Or The Failure Of Its Manufacturer Could Adversely Affect The Results Of Our Operations.

      Our business is significantly dependent upon the sale of new vehicles from Ford Motors, Toyota Motors and Daimler Chrysler. For the year ended December 31, 2002, Toyota Motor, Ford Motor and Daimler Chrysler accounted for 46.4%, 30.6% and 9.4% of our new vehicle sales, respectively. New vehicle sales generate the majority of our gross revenue and lead to sales of higher-margin products and services such as, used vehicle sales, finance and insurance products and repair and maintenance services. In addition, the success of each of our franchises is also dependent to a great extent on the success of the respective manufacturer, including its financial condition, marketing, vehicle demand, production capabilities and management. If one or more of these manufacturers were to suffer from labor strikes, negative publicity, including safety recalls of a particular vehicle model, or a decrease in consumer demand for its products, our results of operations could be materially and adversely affected.

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

Manufacturers' Control over Dealerships

      The dealerships operated by Hometown sell cars and light trucks pursuant to franchise or dealership agreements with Ford Motor, GM, Toyota Motor, Chrysler and Mazda. Through the terms and conditions of these agreements, such Manufacturers exert considerable influence over the operations of

Hometown's dealerships. Each of these agreements includes provisions for the termination or non-renewal of the manufacturer-dealer relationship for a variety of causes including any unapproved change of ownership or management and other material breaches of the franchise agreement.

      On March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies during the next six months. Toyota has expressed concerns that the financial resources of the Toyota dealerships are being used to finance the cash flow deficits of affiliated companies and that because of this the Toyota dealerships do not meet their net working capital requirements by approximately $1.0 million. Toyota has also requested that Hometown provide a written action plan and consolidated financial forecast. Toyota has also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed in Item. 3, Management's Discussion and Analysis - Litigation and in Note 15 to the consolidated financial statements. Hometown is developing plans to correct the operational deficiencies that would bring Hometown into compliance. These plans include various alternatives such as; obtaining an outside line of credit, private equity financing, sale of real property, sale of a dealership, and advances on warranty income from Hometown's Extended Service Plan vendor. In addition, Hometown will be in monthly contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at December 31, 2002 had combined revenues of $100.6 million and pre-tax income before allocation of corporate costs of $2.5 million. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

      To its knowledge, Hometown has, to date, complied with its other dealership agreements. There can be no assurance, however, that Hometown will not from time to time fail to comply with particular provisions of some or all of these agreements. Although such agreements generally afford Hometown a reasonable opportunity to cure violations, if a Manufacturer were to terminate or decline to renew one or more of Hometown's significant agreements, such action could have a material adverse effect on Hometown and its business.

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

We May Not Be Able To Retain Key Existing Employees Or Attract And Retain Qualified Employees.

      Our success depends to a large extent upon the abilities and continued efforts of its senior executive officers and key managers including Corey Shaker, William C. Muller Jr., Joseph Shaker, Steven Shaker and Charles Schwartz and on our ability to attract and retain qualified employees to operate our dealerships. If any of these persons becomes unavailable to continue in such capacity, or if

Hometown were unable to attract and retain other qualified employees, its business or prospects could be adversely affected.

Continued Losses May Threaten The Viability Of Our Business.

      Hometown had a net loss of $22.9 million for the year ended December 31, 2002 compared to a net loss of $2.1 million for the year ended December 31, 2001. The 2002 net loss was due to recording the write-off of the carrying value of goodwill of $23.7 million in accordance with the provisions of SFAS 142. Without the write-off of goodwill, Hometown showed an improvement of $2.9 million in 2002 when compared to the 2001 period. Although the write-off was a non-cash transaction, if Hometown continues to sustain significant losses in the future, our business could be materially and adversely affected and the value of our common stock will likely decline or become worthless.

Our Limited Cash And Working Capital Could Have An Adverse Affect On Our
Business.

      At December 31, 2002, our total cash and cash equivalents was approximately $3.6 million and our working capital was approximately $4.1 million. If we sustain net losses in 2003 or subsequent years, then we may have insufficient working capital to maintain our current level of operations or provide for unexpected contingencies. In such event, we will need to seek additional capital from public or private equity or debt funding sources and we may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which could have an adverse affect on our business.

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

The Concentration of Voting Power Could Prevent Our Class A Common Stockholders From Having Any Voice In Our Corporate Affairs.

      The holders of our Class B common stock are entitled to ten votes for each share held, while holders of our Class A common stock, are entitled to one vote per share held. Consequently, the holders of the Class B common stock, who also own approximately 64% of our outstanding common stock of all classes, will control approximately 93% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. In addition, the holders of the Class B common stock have entered into a stockholders' agreement obligating them, for a five-year period which expires July 2003, to vote for two designees of each of the three founding dealership groups, as directors on Hometown's Board of Directors. Those designees are now, Salvatore A. Vergopia, Joseph Shaker, William C. Muller Jr., Corey Shaker, Edward A. Vergopia and H. Dennis Lauzon. Our executive officers and directors control approximately 56% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. Accordingly, absent a significant increase in the number of shares of Class A common stock outstanding or conversion of Class B common stock into Class A common stock, the holders of shares of Class B common stock will be entitled, for the foreseeable future, to elect all members of the Board of Directors and control all matters subject to stockholder approval.

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

ITEM 2. PROPERTIES

      Set forth in the table below is certain information relating to the properties that Hometown uses in its business.

Occupant/Trade Name           Location                         Use                                     Lease/Own
-------------------           --------                         ---                                     ---------
Shaker's               831 Straits Turnpike          New and used car sales;           Lease expires in 2013; $240,000 per year
    Lincoln            Watertown, CT                 service; F & I                    with CPI increases in 2004 and 2009.
    Mercury            06795

Lincoln                1189 New Haven Rd.            Service                           Owned by dealership.
    Mercury            Naugatuck, CT
    Autocare           06770

Family Ford            1200 Wolcott Street           New and used car sales;           Lease expires in 2013; $240,000 per year
                       Waterbury, CT                 service; F & I                    with CPI increases in 2004 and 2009.
                       06705

Shaker's Jeep          1311 South Main St.           New and used car sales;           Lease expires in 2013; $72,000 per year with
    Eagle              Waterbury, CT                 service; F & I                    CPI increases in 2004 and 2009.
                       06706

Westwood               55 Kinderkamack               New and used car sales;           Lease expires in 2013; $360,000 per year
    Lincoln            Rd. Emerson, NJ               service; F & I; livery            with CPI increases in 2004 and 2009.
    Mercury            07630                         sales

Muller Toyota          Route 31 and Van              New and used car sales;           Lease expires in 2013; $360,000 per year
                       Sickles Rd. Clinton,          service; F & I                    with CPI increases in 2004 and 2009.
                       NJ 08809                                                        Hometown guarantees mortgage debt associated
                                                                                       with this lease. The lease is treated as a
                                                                                       capital lease.

Muller                 Route 173 and                 New and used car sales;           Lease expires in 2013; $396,000 per year
    Chevrolet,         Voorhees Rd.                  service; F & I                    with CPI increases in 2004 and 2009.
    Oldsmobile         Stewartsville, NJ                                               Hometown guarantees mortgage debt associated
                       08865                                                           with this lease. The lease is treated as a
                                                                                       capital lease.

Wellesley              965 Worcester Road            New and User car sales;           Lease expires 12/22/08 at $216,000 per year,
    Mazda              Wellesley, MA                 service; F&I                      one five year renewal option at the same
                       02181                                                           rent; and option to purchase at the end of
                                                                                       term or end of extension term at the then
                                                                                       fair market value.

Bay State              571 Worcester Road            New and used car sales;           Owned facility. Mortgage balance of
    Lincoln            Framingham, MA                service; F & I                    $5,117,000 at 12/31/02. Matures 5/1/2014.
    Mercury            01701                                                           Annual payments of $748,000.

Brattleboro            Route 5, Putney Rd.           New and used car sales;           Lease expires 7/31/03 at $240,000 per year;
Chrysler               N. Brattleboro, VT            service; F & I                    one five-year renewal option, exercised
Plymouth               05304                                                           1/28/03, at the same rent plus CPI
Dodge Sales;                                                                           adjustment, and option to purchase at fair
                                                                                       market value of not less than $1.5 million.

Morristown             115 Spring St.                New and used car sales;           Dealership sold in January, 2001.
    Auto Sales,        Morristown, NJ                service; F & I                    Lease expires 6/30/05 at $180,000 per year.
    Inc.               07960                                                           Lease was assigned to a third party in May,
                                                                                       2001. Assignee stopped paying rent in June
                                                                                       2002. See Item 3. - Legal Proceedings.

Hometown               774 Straits Turnpike          Administrative and                Lease expires 11/30/04 at $60,000 per year;
    Auto               Watertown, CT.                Corporate offices                 first five-year renewal option at $70,000
    Retailers,         06795                                                           per year and second five-year renewal option
    Inc.                                                                               at $80,000 per year.

Autos of               2934 Rte 9 W                  New and used car sales;           Owned facility. Mortgage balance of
   Newburgh,           New Windsor, NY               service; F & I                    $3,141,000 at 12/31/02. Matures 5/1/2014.
    Inc. d/b/a         12553                                                           Annual payments of $462,000.
    Toyota of
    Newburgh

Autos of               334 Route 9W                  New and used car sales;           Lease expires 10/14/06 at $73,800 per year,
   Newburgh,           New Windsor, NY               F & I                             increasing by a CPI adjustment in the final
    Inc. d/b/a         12553                                                           two years; one five-year renewal option at
    Toyota of                                                                          the previous year rent plus CPI adjustment
    Newburgh                                                                           for each year of the extension.

Autos of               336 Route 9W                  Service and                       Lease expires 12/31/03 at $36,636 per year;
   Newburgh,           New Windsor, NY               administrative                    one five-year renewal option at the previous
    Inc. d/b/a         12553                                                           year rent plus CPI adjustment for each year
    Toyota of                                                                          of the extension.
    Newburgh

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

Shaker Group. Hometown leases, for an initial annual base rental of $240,000, the premises occupied by its Lincoln Mercury dealership in Watertown, Connecticut, and for an initial base rental of $240,000 and $72,000 respectively, the premises occupied by the Family Ford and Shaker Jeep/Eagle dealerships in Waterbury, CT from Shaker Enterprises, a Connecticut general partnership whose seven partners include

Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Corey Shaker is the CEO, Director and a principal stockholder of Hometown. Steven Shaker is the Regional Vice President - North Division and a principal stockholder of Hometown. Joseph Shaker is the Regional Vice President-East Division, Director and a principal stockholder of Hometown. Janet Shaker is a principal stockholder of Hometown.

Muller Group. Hometown leases, for an initial annual base rental of $360,000 and $396,000 respectively the premises occupied by its Toyota ("Toyota") dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile ("Chevy") dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President-South Division, director and a principal stockholder of Hometown. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. As of December 31, 2002 the mortgage debt balance is $4.9 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

Westwood. Hometown leases, for an initial annual base rental of $360,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is a director and a principal stockholder of Hometown.

ITEM 3. LEGAL PROCEEDINGS

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and counterclaim and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, directors and formerly executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against

Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, in an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief. Salvatore A. Vergopia and Edward A. Vergopia have also commenced a second action for defamation against Hometown and its Chief Executive Officer, which has been consolidated with the action initially filed.

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

      Universal Underwriters Group ("Universal"), Hometowns insurance provider, commenced a lawsuit against The Chubb Group of Insurance Companies ("Chubb"), Hometown's Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopia's for discovery and case management purposes. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopia's claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Chubb, to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal. Hometown has brought counterclaims against Universal and a cross-claim for declaratory judgment against Chubb. Hometown maintains that the insurers are obligated to defend and indemnify on all claims brought by the Vergopias. Discovery is ongoing on this matter. Hometown believes it has meritorious claims and is vigorously defending this action and prosecuting its counterclaims and cross-claims. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information

      Hometown's Class A Common Stock had been traded on The NASDAQ National Market under the symbols "HCAR" since July 31, 1998. On February 12, 2001, Hometown's stock was delisted by NASDAQ for failing to meet minimum share price and market capitalization requirements. The stock now trades over the counter as a Bulletin Board stock under the symbol "HCAR.OB"

      The following table sets forth the high and low bid prices as quoted by The NASDAQ National Market through February 11, 2001 and the NASD OTC Bulletin Board for periods thereafter. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Price Range of Common Stock                                        Bid Prices
---------------------------                                     ----------------
                                                                High        Low
Year Ended 2001

First Quarter                                                   $1.00      $0.38

Second Quarter                                                  $1.25      $0.35

Third Quarter                                                   $1.15      $0.60

Fourth Quarter                                                  $1.00      $0.51

Year Ended 2002

First Quarter                                                   $0.95      $0.52

Second Quarter                                                  $0.74      $0.40

Third Quarter                                                   $0.52      $0.18

Fourth Quarter                                                  $0.90      $0.18

      (b) Holders

      As of March 3, 2003, the number of record holders of the Class A Common Stock of Hometown was 51 . Hometown believes it has more than 800 beneficial holders.

      (c) Dividends

      The holders of Common Stock are entitled to receive such dividends as may be declared by Hometown's Board of Directors. Hometown has not paid and does not expect to declare or pay any dividends in the foreseeable future.

      (d) Equity Compensation Plan Information

      There are no new compensation plans in 2002.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data as of December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from the audited consolidated financial statements of Hometown.

                                                                           For the Years Ended December 31,
                                                                  (in thousands, except share and per share data)
                                                      2002             2001             2000             1999             1998
                                                  -----------      -----------      -----------      -----------      -----------
Statement of Operations Data:
Revenues                                          $   269,739      $   275,760      $   279,382      $   285,315      $   121,435
Gross profit                                           38,667           39,815           37,881           38,054           17,287
Amortization of goodwill                                   --              704              661              600              212
Loss from operations of e-Commerce subsidiary              --               --               --              515               --
Selling, general and administrative expenses           33,978           35,114           37,946           31,499           17,267
Income (loss) from operations                           4,689            3,997             (726)           5,440             (192)
Interest expense                                       (3,379)          (4,225)          (5,069)          (4,116)          (1,514)
Net income (loss) before cumulative effect of
accounting change                                         776           (2,136)          (3,800)             641           (1,094)
Cumulative effect of accounting change                (23,708)              --               --               --               --
                                                  -----------      -----------      -----------      -----------      -----------
Net income (loss)                                 $   (22,932)     $    (2,136)     $    (3,800)     $       641      $    (1,094)
                                                  ===========      ===========      ===========      ===========      ===========
Earnings (loss) per share, basic
Before cumulative effect of accounting change     $      0.10      $      (.32)     $      (.63)     $       .11      $      (.31)
Cumulative effect of accounting change                  (3.30)              --               --               --               --
                                                  -----------      -----------      -----------      -----------      -----------
Earnings (loss) per share, basic                  $     (3.20)     $      (.32)     $      (.63)     $       .11      $      (.31)
                                                  ===========      ===========      ===========      ===========      ===========
Earnings (loss) per share, diluted
Before cumulative effect of accounting change     $      0.10      $      (.32)     $      (.63)     $       .11      $      (.31)
Cumulative effect of accounting change                  (3.30)              --               --               --               --
                                                  -----------      -----------      -----------      -----------      -----------
Earnings (loss) per share, diluted                $     (3.20)     $      (.32)     $      (.63)     $       .11      $      (.31)
                                                  ===========      ===========      ===========      ===========      ===========
Weighted average shares,
Basic                                               7,175,102        6,592,436        5,995,996        5,875,342        3,513,333
Diluted                                             7,175,102        6,592,436        5,995,996        6,003,851        3,513,333
---------------------------------------------------------------------------------------------------------------------------------

                                                      2002             2001             2000             1999             1998
                                                  -----------      -----------      -----------      -----------      -----------
Balance Sheet Data:
Working capital                                   $     4,085      $     4,029      $     1,663      $     3,870      $     4,649
Inventories                                            39,169           31,887           40,170           51,187           30,418
Total assets                                           63,816           81,842           91,572          102,562           71,977
Total debt                                             52,745           46,234           54,133           65,910           37,265
Stockholders' equity                              $     4,550      $    27,452      $    28,643      $    29,851      $    28,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cumulative Effect of Accounting Change

      Effective January 1, 2002, Hometown adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets". At that time, the Company ceased recording goodwill amortization. SFAS 142 requires the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle. See Note 5 to the consolidated financial statements for additional disclosure.

      Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. According to the criteria under SFAS 142, it has been determined that the Company is a single reporting unit.

      During 2002, Hometown completed its goodwill impairment testing in connection with the adoption of SFAS 142, which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to recognize an impairment of the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended December 31, 2002. Hometown has recorded the $23.7 million charge in 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. See Note 5 to the consolidated financial statements.

      The effect of the charge on the restated first quarter financial statements and second quarter financial statements is as follows:

                                                       Three Months          Three Months            Six Months
                                                           Ended                 Ended                  Ended
                                                      March 31, 2002         June 30, 2002          June 30, 2002
                                                      (in thousands)        (in thousands)         (in thousands)
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
                                                        ==========             ==========            ==========

      Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenue

      Total revenue decreased $6.1 million, or 2.2% to $269.7 million for the year ended December 31, 2002 from $275.8 million for the year ended December 31, 2001. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.2 million) in January 2001 to Lincoln Mercury, the decrease is $5.9 million. This decrease was primarily due to decreased sales of used vehicles sold at retail ($13.2 million) primarily due to a decrease of 745 units, partially offset by increased new vehicle sales ($6.0 million) primarily due to an increase of 206 units, and increased sales of used vehicles sold at wholesale ($1.8 million). New vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, which in turn contributed to the decrease in used vehicle sales.

      Revenue from the sale of new vehicles increased $5.9 million, or 3.7% to $164.7 million for the year ended December 31, 2002 from $158.8 million for the year ended December 31, 2001. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.1 million) in January 2001 to Lincoln Mercury, the increase is $6.0 million. The increase is primarily due to increases at Hometown's Toyota ($3.1 million), Chevy ($4.5 million) and Mazda ($2.7 million) dealerships partially offset by decreases at Hometown's Lincoln Mercury dealerships ($4.6 million). The Toyota increase was primarily due to an additional 128 units sold in 2002 compared to 2001 of which 110 units were attributable to fleet sales ($1.3 million). The remaining increase of $1.8 million was attributable to both an increase of 18 units ($0.4 million) and a 2.2% increase in the average selling price ($1.4 million). The increase in the Chevy dealership was due to the sale of 189 additional units sold in 2002 ($4.7 million) compared to 2001, partially offset by a 1.3% decrease in average selling price in 2002 ($0.2 million). The increase in the Mazda dealership was due to the sale of 131 additional units sold in 2002 ($3.0 million) compared to 2001, partially offset by a decrease of 5.4% in average selling price in 2002 ($0.3 million) compared to 2001. The decreases at the Lincoln Mercury dealerships were primarily due to a decrease of 237 units sold in 2002 compared to 2001. This was net of an increase of 99 livery units ($3.7 million). Excluding livery units, the Lincoln Mercury dealerships had decreased revenue of $8.3 million, primarily due to a decrease of 336 units. This represents a 24.9% decrease in units from the 2001 period.

      Revenue from the sale of used vehicles decreased $11.4 million, or 13.6% to $72.5 million for the year ended December 31, 2002 from $83.9 million for the year ended December 31, 2001. The effect from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal. This decrease was primarily attributable to a decrease of 990 units of which 745 were units sold at retail. Most Hometown dealerships experienced decreases in this area. A Lincoln Mercury / Mazda dealership accounted for $4.5 million of this decrease. This was primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002, as Hometown experienced a significant drop off in demand for its high-end used car line and increased weakness on financing for these vehicles as the economy has weakened. Although Hometown still sells high-end used cars, it is not expected to be a significant portion of revenues from sales of used cars at retail. The Toyota dealerships accounted for a $2.6 million decrease due to a decrease of 267 units ($3.7 million) sold at retail partially offset by a slight increase in average selling price ($0.1 million) and in units sold at wholesale ($1.0 million). The Ford dealership had a decrease of $1.8 million, primarily due to a decrease of 144 units ($2.0 million) sold at retail partially offset by a slight increase in average selling price ($0.1 million) and in units sold at wholesale ($0.1 million). The Chevy dealership had a decrease of $0.9 million, comprised of a decrease of 137 units ($1.4 million) sold at retail, partially offset by a 14.1% increase in average selling price ($0.8 million). In addition, Chevy had a decrease in units sold at wholesale ($0.3 million). The Jeep dealerships had a decrease of $1.5 million, due to a decrease of 35 units ($0.5 million) sold at retail partially and a decrease in average selling price ($0.5 million) and in units sold at wholesale ($0.5 million).

      Parts and service sales revenue decreased $1.1 million, or 4.3% to $24.3 million for the year ended December 31, 2002 from $25.4 million for the year ended December 31, 2001. Hometown's

Toyota dealerships increased $0.5 million, while all other dealerships decreased $1.6 million from the prior year. One of these dealerships had undergone construction of a new showroom, which Hometown believes negatively impacted the amount of traffic in the service department. This dealership accounts for $0.7 million of the decrease. Another dealership accounted for a decrease of $0.5 million. The effect from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Other dealership revenues increased $0.7 million, or 9.2% to $8.3 million for the year ended December 31, 2002 from $7.6 million for the year ended December 31, 2001. This increase was attributable to other revenues generated from new car sales such as finance, insurance and extended service contract income partially offset by decreases in other dealership revenues for used vehicles. The effect from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal.

      Gross Profit

      Total gross profit decreased $1.1 million, or 2.8%, to $38.7 million for the year ended December 31, 2002 from $39.8 million for the year ended December 31, 2001. This decrease was primarily attributable to a decrease in gross profit on used vehicles of $1.0 million, a decrease in parts and service gross profit of $0.6 million and a decrease in new vehicle gross profit of $0.1 million partially offset by an increase in other dealership gross profit of $0.7 million discussed above. The effect on all components of gross profit from the sale of the Morristown Lincoln Mercury dealership in January 2001 to Lincoln Mercury was minimal. Gross profit percentage for Hometown was 14.3% in 2002 compared to 14.4% in the 2001 period. Adjusting both periods for Toyota fleet sales, discussed in new vehicles below and the sale of Morristown Lincoln Mercury, gross profit percentage was 14.7% in the 2002 and 2001 periods. The discussions that follow adjust for the sale of the Morristown Lincoln Mercury dealership.

      Gross profit on the sale of new vehicles decreased $0.1 million, or 1.0%, to $10.4 million for the year ended December 31, 2002 from $10.5 million for the year ended December 31, 2001. Gross profit percentage for 2002 was 6.3% compared to 6.6% for 2001. Adjusting for Toyota fleet sales in both periods, gross profit percentage was 6.6% and 6.9% in the 2002 and 2001 periods, respectively. The Lincoln Mercury dealerships had a $0.3 million decrease in gross profit caused by a decrease of 237 units partially offset by a 6.6% increase in gross profit per unit. This decrease is net of an increase of 99 livery units, which accounted for an increase of $0.2 million in gross profit at the Lincoln Mercury dealerships. Offsetting this is increased volume (189 units) and a 6.6% increase in gross profit per unit at the Chevy dealership generated an additional $0.3 million gross profit in 2002 compared to 2001. The remaining dealerships combined for a net decrease in gross profit of $0.1 million generated from a 7.6% decrease in gross profit per unit ($0.5 million) partially offset by an increase of 254 units ($0.4 million).

      Gross profit on the sale of used vehicles decreased $1.0 million, or 13.0%, to $6.7 million for the year ended December 31, 2002 from $7.7 million for the year ended December 31, 2001. This decrease was primarily attributable to a decrease of 990 units of which 745 were sold at retail. Gross profit percentage was 9.2% for both periods. As discussed in revenues above, most Hometown dealerships experienced decreases in this area. A Lincoln Mercury / Mazda dealership accounted for $0.8 million of this decrease. This was primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002, as Hometown experienced a significant drop off in demand for its high-end used car line and increased weakness on financing for these vehicles as the economy has weakened. Although Hometown still sells high-end used cars, it is not expected to be a significant portion of revenues from sales of used cars at retail. The Toyota and Ford dealerships accounted for a decrease of $0.4 million primarily due to a decrease of revenues discussed above. The Chevy dealership was down slightly due to a decrease of 389 units ($0.3 million), 137 unit decrease at retail and 252 unit decrease at wholesale, that was offset by an increase in gross profit per unit ($0.3 million). The Jeep dealerships generated an additional gross profit of $0.1 million due to increased gross profit per unit partially offset by a decrease in units.

      Parts and service gross profit decreased $0.6 million or 4.3%, to $13.3 million for the year ended December 31, 2002 from $13.9 million for the year ended December 31, 2001. The decrease was primarily attributable to decreased revenues discussed above. Related gross profit margin was 54.7% and 54.8% for the year ended December 31, 2002 and 2001, respectively.

      Amortization of Goodwill

      According to SFAS 142, the Company ceased recording goodwill amortization on January 1, 2002. Goodwill amortization was $0.7 million for the year ended December 31, 2001. See Note 5 to the consolidated financial statements.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased $1.1 million, or 3.1%, to $34.0 million for the year ended December 31, 2002 from $35.1 million for the year ended December 31, 2001. The decrease is primarily due to higher reserves of $0.8 million in the 2001 period compared to 2002. Other decreases in costs in 2002 compared to 2001 are advertising and promotion costs of $0.2 million, salaries and related taxes of $0.2 million, and data processing costs of $0.1 million. These decreases were partially offset by an increase in employee benefits of $0.1 million and increased insurance costs of $0.1 million.

      Interest Income

      Interest income decreased to $43,000 for the year ended December 31, 2002 from $90,000 for the year ended December 31, 2001. The decrease is primarily the result of higher interest rates in 2001 compared to 2002. Partially offsetting this was the investing of excess cash in interest bearing accounts effective with the implementation of the floor plan agreement with Ford Motor Credit Corp. ("FMCC") in March 2001. Hometown's previous credit agreement provided that Hometown apply excess cash against the outstanding floor plan liability.

      Interest Expense

      Interest expense decreased $0.8 million, or 19.0%, to $3.4 million for the year ended December 31, 2002 from $4.2 million for the year ended December 31, 2001. The decrease is primarily attributable to a decrease in floor plan interest expense, which decreased due to a reduction in interest rates from the year ended December 31, 2001.

      Other Income

      Included in other income for the year ended December 31, 2002 is $40,000 received from insurance claims. Included in other income for the year ended December 31, 2001 is a $254,000 gain on sale of the Morristown Lincoln Mercury dealership to Lincoln Mercury in January 2001.

      Other Expense

      Included in other expense for the year ended December 31, 2002 is an asset impairment charge of $150,000 related to a property held for sale. The impairment charge was recorded to write-down the asset to fair value. See Notes 2 and 3 to the consolidated financial statements.

      Valuation Adjustment for CarDay, Inc.

      On October 18, 2001, CarDay, Inc. ceased operations. Hometown owned 7,380,000 shares of CarDay, Inc. As a result of CarDay, Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired, and it is not anticipated that any shareholders will receive any distributions from the dissolution of CarDay, Inc. The entire investment in CarDay, Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 was charged against income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the year ended December 31, 2001 by $2,083,000 and reducing Earnings per Share, fully diluted for the year by $0.32. Excluding the charge, net loss for 2001 was $(53,000) or less than $(0.01) per share fully diluted. The charge did not affect cash, cash flow from operations, or liquidity and capital resources.

      Provision (benefit) for income tax

      The effective income tax rate was 38% for the year ended December 31, 2002 and 32% for the year ended December 31, 2001. The primary difference in the effective tax rates for the two periods is primarily non-deductible goodwill amortization in the 2001 period. According to SFAS 142, Hometown ceased recording goodwill amortization on January 1, 2002, and in 2002, recognized the impairment of the carrying value of its goodwill. Hometown has a deferred tax asset of $0.9 million, net of a valuation allowance, related to its net operating losses. The net operating losses begin to expire in 2017. Hometown believes this deferred tax asset will be realized within the next three years based on current projections.

      Income (Loss) Before Cumulative Effect of Accounting Change

      Income (loss) before cumulative effect of accounting change increased $2.9 million to income of $0.8 million for the year ended December 31, 2002 from a loss of $(2.1) million for the year ended December 31, 2001. The increase is primarily due to the valuation adjustment for Carday, Inc. in the 2001 period. See other changes described above.

      Cumulative Effect of Accounting Change

      In accordance with SFAS 142, Hometown completed its goodwill impairment testing during 2002, which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended December 31, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. See Note 5 to the consolidated financial statements.

      Net Income (Loss)

      Net loss increased $20.8 million to $(22.9) million for the year ended December 31, 2002 from a loss of $(2.1) million for the year ended December 31, 2001. The increased loss is primarily due to the write-off of the carrying value of goodwill in the 2002 period partially offset by the valuation adjustment for Carday, Inc. in the 2001 period. See other changes described above.

      Earnings (Loss) Per Share, Basic and Diluted and Weighted Average Shares

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,378,000 and 1,283,000 shares of common stock were outstanding as of December 31, 2002 and 2001, respectively. The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive.

      The basic and diluted (loss) per share for the year ended December 31, 2002 is $(3.20), which includes basic and diluted income per share before cumulative effect of accounting change of $0.10 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. The basic and diluted (loss) per share for the year ended December 31, 2001 is $(0.32). See Note 5 to the consolidated financial statements for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 and recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

      The weighted average shares, basic and diluted, for the years ended December 31, 2002 and 2001 are 7.2 million shares and 6.6 million shares, respectively. The weighted average shares for the basic and diluted calculation are the same due Hometown incurring a net loss in both periods.

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

      Parts and service sales increased by $1.5 million or 6.3%, to $25.4 million for the year ended December 31, 2001 from $23.9 million at December 31, 2000. Adjusting for the sale of the Morristown Lincoln Mercury dealership ($0.9 million), the increase is $2.4 million. The increase in parts and service is due to: (i) the acquisition of a high-end used car dealership at the end of 2000 that enabled the dealership to generate an additional $0.7 million of parts and service revenues in 2001 and (ii) the hiring of new service managers in certain dealerships as well as increased focus of the dealerships toward generating higher parts and service revenues ($1.7 million).

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

      Selling, General and Administrative Expense

      Selling, general and administrative expenses decreased $2.8 million or 7.4%, from $37.9 million for the year ended December 31, 2000, to $35.1 million for the year ended December 31, 2001. The decrease is primarily attributable to several non-recurring events in 2000 totaling approximately $3.5 million partially offset by an increase in salaries and employee benefits of approximately $0.6 million. The increase in salaries was primarily due to increases associated with the inclusion of a full year of results of a high-end used car dealership that was purchased in the fourth quarter of 2000 ($0.5 million) combined with increases at the Toyota and Ford dealerships ($0.8 million). This was partially offset by the sale of the Morristown dealership ($0.5 million) and decreases at other Lincoln Mercury locations ($0.4 million). The 2000 non-recurring events include: (1) The write-off of a receivable and associated legal fees of approximately $800,000 from Autotech Leasing ("Autotech") as Autotech filed for bankruptcy protection. Autotech was a leasing company that provided alternative financing for primarily one of Hometowns dealerships. Hometown no longer has this type of relationship with a leasing company. (2) Default of certain livery vehicle loans which Hometown had guaranteed in the amount of approximately $825,000. The vehicles were sold to high-risk customers and the transaction was guaranteed by Hometown. Hometown no longer enters into this type of arrangement. (3) The write-off of certain receivables totaling approximately $700,000 from specialty financing companies due to a modification of Hometown's strategy in working with customers with poor credit history. Hometown has discontinued the practice of entering into recourse transactions. (4) Approximately $400,000 of bank/legal fees associated with a discontinued bank facility. (5) A reserve for future expenses associated with the dismissal of the former Chairman and CEO and Vice President. Although the litigation with the former Chairman / CEO and Vice President is ongoing, Hometown believes that its legal reserves are adequate. See "Management Discussion & Analysis- Litigation".

      Interest Income

      Interest income increased to $90,000 for the year ended December 31, 2001 from $1,000 for the year ended December 31, 2000. The increase is the result of the new floor plan agreement with Ford Motor Credit Corp., which began March 2001 and allows us to invest excess cash in interest bearing accounts. Our previous credit agreement provided that we apply excess cash against the outstanding floor plan liability.

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

      Valuation Adjustment for CarDay.com

      On October 18, 2001, CarDay, Inc. ceased operations. Hometown owns 7,380,000 shares of CarDay, Inc. It is not anticipated that any shareholders will receive any distributions from the dissolution of CarDay Inc.

      CarDay, Inc. began operations in 1999 as an 82% owned subsidiary of Hometown. For the year ended December 31, 1999, the assets, liabilities and results of operations of CarDay Inc. were included in Hometown's financial statements. In January 2000, CarDay, Inc. obtained $25 million in financing from a group of venture capital providers. The result of this financing was to reduce Hometown's ownership from 82% to 10.7% and to increase the carrying value of its investment to $3,258,000. Subsequent to this dilution of ownership, Hometown no longer reflected the assets, liabilities and results of operations of CarDay, Inc. in its consolidated financial statements because ownership had been reduced to an amount below 20%. Hometown recorded the increase in value of the investment, net of a deferred tax liability, as an increase in additional paid-in capital.

      As a result of CarDay, Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired. The entire investment in CarDay, Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 has been charged against income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the year by $2,083,000 and reducing Earnings per Share, fully diluted, for the year by $0.32. Excluding the charge net loss was ($53,000) or less than ($0.01) per share fully diluted for the year ended December 31, 2001. The charge does not affect cash, cash flow from operations, or liquidity and capital resources.

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

Earnings (Loss) Per Share, Basic and Diluted and Weighted Average Shares

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,283,000 and 482,000 shares of common stock were outstanding as of December 31, 2001 and 2000, respectively. The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive. The Company had potentially dilutive securities related to a stock guarantee issued in connection with an acquisition of approximately 1,900,000 common shares as of December 31, 2000 that was not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

      The basic and diluted earnings (loss) per share for the years ended December 31, 2001 and 2000, are ($.32) and ($.63), respectively.

      The weighted average shares, basic and diluted, for the years ended December 31, 2001 and 2000 are 6.6 million shares and 6.0 million shares, respectively. The weighted average shares for the basic and diluted calculation are the same due to Hometown incurring a net loss in both periods.

Cyclicality

      Hometown's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect Hometown's business, Hometown believes that the impact on Hometown's operations of future negative trends in such factors will be somewhat mitigated by its (i) strong parts, service and collision repair services, (ii) variable cost salary structure, (iii) geographic regional focus, and (iv) product diversity.

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

Effects of Inflation

      Due to the relatively low levels of inflation experienced in fiscal 2001 and 2002, inflation did not have a significant effect on the results of Hometown during those periods.

Liquidity and Capital Resources

      Cash and Cash Equivalents

      Total cash and cash equivalents at December 31, 2002 and 2001, was $3.6 million and $4.4 million, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the statements of cash flow:

                                                             For the years ended December 31,
                                                             --------------------------------
                                                                2002       2001       2000
                                                              -------     ------    -------
                                                                      (in thousands)
      Net cash provided by operating activities               $ 3,386     $3,278    $   481
      Net cash provided by (used in) investing activities      (2,439)       350     (1,148)
      Net cash provided by (used in) financing activities      (1,769)       232       (382)
                                                              -------     ------    -------
      Net increase (decrease) in cash and cash equivalents    $  (822)    $3,860    $(1,049)
                                                              =======     ======    =======

      Net cash provided from operations of $3.4 million is primarily due to: (i) the net loss of $(22.9) million plus non-cash items of $25.5 million, including cumulative effect of accounting change of $23.7 million and (ii) the increase in floor plan liability in excess of the increase in inventory of $0.7 million. Reductions in accounts receivable, prepaid expenses and other assets were mostly offset by reductions in accounts payable and accrued expenses. Net cash used in investing activities of $2.4 million is primarily due to capital expenditures associated with the construction of a new showroom at our Framingham, Massachusetts dealership. Net cash used in financing activities of $1.8 million is primarily due to principal payments of long-term debt and capital lease obligations.

      Capital Expenditures

      Capital expenditures for 2003 are expected to be $0.4 million, consisting of equipment purchases ($0.3 million) and the remaining costs associated with the construction of the building of a new showroom at our Framingham, Massachusetts dealership ($0.1 million).

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

      Revenue Recognition

      Revenues for vehicle and parts sales are recognized upon delivery to or acceptance by the customer. Revenues for vehicle service are recognized when the service has been completed. Sales discounts and service coupons are accounted for as a reduction to the sales price at the point of sale. Manufacturer incentives and rebates, are not recognized until earned in accordance with respective manufacturers incentive programs.

      Finance, Insurance and Service Contract Income Recognition

      Hometown arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers and the predetermined financing rates set by the financing institution. Hometown receives payment of finance fees from the financing institution approximately 30 days after the financing institution receives the contract. In addition, Hometown receives commissions from the sale of credit life and disability insurance based on the premiums charged to the customer by the insurance company; and commissions from the sale of extended service contracts to customers based on the difference between the price paid by the customer for the service contract and the premium paid to the primary obligor. These commissions are received upfront at the time the vehicle was sold. The revenues from financing fees and commissions are generally recorded at the time of the sale of the vehicles. Hometown is not the principal in these transactions. Hometown acts as the agent for the financing institution or vendor that is providing the service. These revenues are recorded on a net basis.

      Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At December 31, 2002 and 2001, Hometown had $1,237,000 and $1,264,000 of related deferred revenue, respectively. During 2002, these dealerships generated approximately $498,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $525,000 of deferred revenue was amortized to Other Revenues, net. At December 31, 2002, Hometown also had other deferred revenue of $94,000.

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

      Receivables

      Hometown had $4.9 million in accounts receivable, net at December 31, 2002 compared to $5.7 million at December 31, 2001. The majority of those receivables, $2.8 million and $3.2 million as of December 31, 2002 and 2001, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. Of the remaining amount, $1.3 million and $1.4 million as of December 31, 2002 and 2001, respectively, represents amounts due from manufactures for such items as warranty claims and incentive reimbursements. Additional amounts are parts, service and other trade receivables. In assessing our allowance for doubtful accounts, we consider historical losses as well as current performance with respect to past due accounts. The allowance for doubtful accounts is $0.2 million and $0.3 million at December 31, 2002 and 2001, respectively.

      Inventories

      Hometown had $39.2 million in inventories, net at December 31, 2002 compared to $31.9 million at December 31, 2001. The majority of inventory, $29.2 million and $21.7 million as of December 31, 2002 and 2001, respectively, is new vehicle inventory. The increase in new vehicle inventory is primarily due to the fourth quarter of 2001 being benefited by zero percent financing on many new vehicles which caused a surge in new vehicle sales during that period resulting in a decrease of new vehicle inventory at December 31, 2001. The 2002 period did not have any such surge in sales, resulting in increased inventory compared to the 2001 period. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.6 million at both December 31, 2002 and 2001.

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

      Corey Shaker, Steven Shaker and William Muller, Jr. are officers of Hometown. Joseph Shaker was a Director of Hometown in July 2001 and became an officer of Hometown in August 2002.

      The above was recorded as an increase in additional paid in capital in July 2001. At December 31, 2001, William Muller, Jr. owed Hometown $30,000. This is recorded in subscriptions receivable which is a reduction to additional paid in capital at December 31, 2001. This was subsequently paid to Hometown during the second quarter of 2002 and was recorded as a paid subscription receivable which is an addition to paid in capital.

Floor Plan Financing

      Since March 15, 2001, Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount. As of December 31, 2002, Hometown's floor plan liability with FMCC is $38.5 million. The FMCC agreement has no set maturity date and it is the intention of Hometown to continue with this financing on an ongoing basis.

      For the first year of the agreement, through May 2002, the FMCC floor plan loans carried an interest rate of prime less 0.75% for new vehicles and prime less 0.50% for used vehicles. From March 15, 2001 through December 31, 2001, interest ranged from 4.00% to 7.25% for new vehicles and from 4.25% to 7.50% for used vehicles. From January 1, 2002 through May 31, 2002, interest was approximately 4.0% for new vehicles and 4.25% for used vehicles.

      In June 2002, Hometown renewed its floor plan agreement with FMCC and is now subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates and FMCC financing volume. Interest rates for the remainder of 2002 were approximately 4.25% for new vehicles and 6.5% for used vehicles. At December 31, 2002, interest rates were approximately 4.25 % for new vehicles and 6.0% to 6.5% for used vehicles.

      Prior to March 15, 2001, Hometown had a revolving line of credit with GE Capital Corporation ("GECC"). The GECC agreement provided financing for Hometown's vehicle purchases as well as operating expenses. Interest rates on the GECC floor plan arrangements ranged from 9.2% to 9.9% during 2001, through its close in March 2001, and 7.4% to 9.4% during 2000. The arrangement included a swing line that handled daily loan activity. The balance of the swing line was swept into the floor plan line once monthly. The interest rates on the swing line ranged from 9.1% to 9.6% during 2001 and from 8.6% to 9.6% during 2000.

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance is recorded as a reduction of cost of sales when the vehicle is sold.

Other Indebtedness

      In addition to floor plan financing, Hometown has long-term debt and capital lease obligations of $14.2 million, which is primarily attributable to real estate mortgage notes payable of $8.3 million due in monthly installments including interest at 10.0% that matures in May 2014, real estate capital lease obligations of $4.4 million due in monthly installments including interest at 10.0% that matures in March 2013, and capital lease obligations on rental vehicles of $1.2 million due in monthly installments including interest ranging from 6.0% to 10.0% that matures in March 2013 .

      As of December 31, 2002, Hometown has the following contractual obligations:

                                                      (In thousands)
                           Total      2003       2004      2005      2006      2007    Thereafter
                          -------    -------    ------    ------    ------    ------   ----------
Floor Plan                $38,522    $38,522
Long term debt
and capital lease
obligations               $14,223    $ 1,164    $1,077    $1,129    $1,043    $  968    $ 8,842
Operating leases:
      Third parties       $13,617    $ 1,884    $1,862    $1,613    $1,442    $1,368    $ 5,448
      Related parties     $ 9,652    $   912    $  912    $  912    $  912    $  912    $ 5,092
                          -------    -------    ------    ------    ------    ------    -------
Total                     $76,014    $42,482    $3,851    $3,654    $3,397    $3,248    $19,382
                          =======    =======    ======    ======    ======    ======    =======

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

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 13 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 2002, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $103,000.

      (ii) Portfolio of 4 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 2002, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $33,000.

      The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of December 31, 2002, Hometown has reserved $70,000 against a total maximum payout of $136,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

      The same dealership during fiscal 2000 and 2001 partially guaranteed 52 loans totaling approximately $600,000 advanced by Ford Motor Credit Co. to a certain limousine customer. As of December 31, 2002, Hometown has reserved $0 against a total maximum payout of $600,000 for these loans. Hometown has not reserved for these loans due to the expected fair value of the vehicles approximating or exceeding the unamortized portion of the loan balance.

      There are also 17 loans whose liens were not properly perfected totaling approximately $126,000 as of December 31, 2002. Hometown will be required to pay the remaining loan balance should the customer's default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $8,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicle.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of December 31, 2002 the mortgage debt balance is $4.9 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.4 million at December 31, 2002. See Notes 7 and 8 to the consolidated financial statements.

Company Warranties

      Hometown's new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty; whereby the part and certain labor costs are covered under the limited manufacturer warranty.

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At December 31, 2002 and 2001, Hometown has a reserve of $172,000 and $226,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                             Balance At      Additions To Costs                      Balance At
Reserve for Policy Work   Beginning of Year     and Expenses       Deductions        End of Year
-----------------------   -----------------  ------------------    ----------        -----------
  Year Ended 12/31/02         $226,000            $800,000         $(854,000)         $172,000
  Year Ended 12/31/01         $158,000            $947,000         $(879,000)         $226,000
  Year Ended 12/31/00         $180,000            $775,000         $(797,000)         $158,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships discussed in "Finance, Insurance and Service Contract Income Recognition" above.

Franchise Agreements

      On March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies during the next six months. Toyota has expressed concerns that the financial resources of the Toyota dealerships are being used to finance the cash flow deficits of affiliated companies and that because of this the Toyota dealerships do not meet their net working capital requirements by approximately $1.0 million. Toyota has also requested that Hometown provide a written action plan and consolidated financial forecast. Toyota has also expressed concerns about the impact of Ford Motor Credits financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed in Item. 3, Management's Discussion and Analysis - Litigation and in Note 15 to the consolidated financial statements. Hometown is developing plans to correct the operational deficiencies that would bring Hometown into compliance. These plans include various alternatives such as; obtaining an outside line of credit, private equity financing, sale of real property, sale of a dealership, and advances on warranty income from Hometown's Extended Service Plan vendor. In addition, Hometown will be in monthly contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at December 31, 2002 had combined revenues of $100.6 million and pre-tax income before allocation of corporate costs of $2.5 million. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

Acquisitions and Dispositions

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. Hometown received the purchase price plus $40,000 for parts returned, and paid out a broker's commission of $35,000. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in other income.

      Hometown guaranteed the stock that was issued in connection with the Toyota of Newburgh acquisition in 1999 would have a market value of at least $1,000,000 by March 31, 2001. On June 28, 2001, an agreement was signed with the former owners settling the guarantee whereby Hometown issued 200,000 shares of Hometown stock and paid $240,000, paid in monthly installments through December 31, 2002 and a monthly profit sharing payment equal to 20% of Newburgh Toyota's monthly pre-tax income over $57,142 for the period from April 1, 2001 to December 31, 2002.

Related Party Transactions

      Hometown has leased from various affiliates the premises occupied by certain of its dealerships and guaranteed the related mortgage debt of certain dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent for the five-year periods commencing January 1, 2004 and 2009. Total expense for operating leases and rental agreements with related parties was $0.9 million for the year ending December 31, 2002 and future minimum payments under these lease agreements as of December 31, 2002 is $9.7 million. Two of the leases are treated as capital leases. Total payments for these leases were $0.8 million for the year ended December 31, 2002. This practice is fairly common in the automotive retail industry. See Item 13 - "Certain Relationships and Related Transactions".

      At December 31, 2002, $122,000 is due from related parties, including a non-interest bearing note receivable ($85,000) from a company owned by an officer of Hometown. The note is being paid to Hometown at $3,000 per month. Other related party receivables are being paid back at approximately $900 per month.

Litigation

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and counterclaim and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, directors and formerly executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, in an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief. Salvatore A. Vergopia and Edward A. Vergopia have also commenced a second action for defamation against Hometown and its Chief Executive Officer, which has been consolidated with the action initially filed.

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

      Universal Underwriters Group ("Universal"), Hometowns insurance provider, commenced a lawsuit against The Chubb Group of Insurance Companies ("Chubb"), Hometown's Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopia's for discovery and case management purposes. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopia's claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Chubb, to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal. Hometown has brought counterclaims against Universal and a cross-claim for declaratory judgment against Chubb. Hometown maintains that the insurers are obligated to defend and indemnify on all claims brought by the Vergopias. Discovery is ongoing on this matter. Hometown believes it has meritorious claims and is vigorously defending this action and prosecuting its counterclaims and cross-claims. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts outstanding at December 31, 2002 of $38.5 million, a 1% change in the borrowing rate would result in a $0.4 million change to annual floor plan interest expense.

      Hometown invests excess cash, $2.4 million at December 31, 2002, in a money market account that was paying interest of 1.03% at December 31, 2002.

New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The three methods allowed are the (i) prospective method, (ii) modified prospective method and (iii) retroactive restatement method. The prospective method was previously the only permitted transition method under SFAS 123. Under this method, the recognition provisions apply to all employee awards granted, modified or settled after the beginning of the fiscal year of adoption of SFAS 123. The company would continue to use the Opinion 25 intrinsic value method to account for all prior awards. Under the modified prospective method, SFAS 123 fair value based accounting is applied to all awards granted, modified or settled in fiscal years beginning after December 15, 1994, the effective date of SFAS 123, but only for measuring compensation cost for the year of change and future years. No prior years are restated. Under the retroactive restatement method, the company applies the fair value method to all awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The company would be required to restate compensation cost and net income for all income statements presented. Restatement of periods prior to the presented is permitted but not required.

      In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements with fiscal years ending after December 15, 2002. As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. See Notes 2 and Note 17 to the consolidated financial statements for additional disclosure.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Hometown is currently evaluating the impact of the adoption of FASB Interpretation No. 45 on Hometown's financial statements.

      In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of SFAS 146 is not expected to have a material impact on Hometown's financial statements.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. Discontinued operations accounting will be used for a component of an entity and future operating losses of discontinued operations will no longer be accrued. Additionally, assets acquired and held for disposal are recorded based on fair value less cost to sell at the acquisition date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Hometown adopted SFAS 144 at January 1, 2002 and it did not have a material impact on Hometown's financial statements.

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

      Hometown adopted this statement effective January 1, 2002, and at such time ceased recording goodwill amortization. During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended December 31, 2002. See Note 5 to the consolidated financial statements for additional disclosure.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      See Management Discussion and Analysis - Quantitative and Qualitative Disclosure about Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of Hometown required by this item are set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      On July 11, 2002, Hometown filed a report on Form 8-K announcing that Hometown engaged BDO Seidman LLP ("BDO") as its auditors, replacing Arthur Andersen LLP ("Andersen") with whom Hometown had no disagreement. Previously, on June 25, 2002 and July 3, 2002, Hometown filed a report on Form 8-K and Form 8-K/A, respectively, announcing the dismissal of Andersen.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The executive officers and directors of Hometown and their respective ages as of March 19, 2003 are as follows:

Name                         Age       Position                                       Director Since
----                         ---       --------                                       --------------
Corey Shaker                 45        President, Chief Operating Officer, Chief           1997
                                       Executive Officer and Director
William C. Muller Jr.        51        Regional Vice President - South Division            1997
                                       and Director
Steven Shaker                34        Regional Vice President - North Division       Not a director
Joseph Shaker                35        Regional Vice President - East Division             1997
                                       and Director
Charles F. Schwartz          47        Chief Financial Officer                        Not a director
Salvatore A. Vergopia        63        Director                                            1997
Edward A. Vergopia           33        Director                                            1997
H. Dennis Lauzon             54        Director                                            2002
Timothy C. Moynahan *        63        Director                                            2002
Steven A. Fournier *         48        Director                                            2002

----------
*Member of Audit and Compensation Committees

      All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board of Directors.

      Set forth below is a brief description of the background and business experience of the executive officers and directors of Hometown:

      Corey Shaker was named President and Chief Operating Officer on February 7, 2000, and added the title of Chief Executive Officer on August 29, 2000. In addition, he was Vice President-Connecticut Operations since October 1, 1997 and was in charge of Hometown's Company-wide sales training efforts. Prior to that, from 1989 he was Chief Operating Officer and General Manager of Family Ford Inc. where he was responsible for all aspects of its operations. He is a past member of NADA Ford F01 20 group. He was awarded the Lincoln Mercury Salesperson of the Nation award in 1980 and is a three-time winner of the Lincoln Mercury Inner Circle award. Mr. Shaker serves on the board of directors of AdStar Inc., a provider of classified ad placement services on the Internet and other electronic delivery channels. He is also a first cousin to Steven Shaker, the Regional VP - North Division, and Joseph Shaker, the Regional VP - East Division and director of Hometown. He holds a B.S. in Business Administration from Providence College.

      William C. Muller Jr. has been Regional Vice President - South Division since March 2000. Mr. Muller has been Vice President-New Jersey Operations since October 1, 1997. In addition, from 1980 he was the President of Muller Toyota, Inc. and of Muller Chevrolet, Oldsmobile, Isuzu, Inc (both of which are currently known as Muller Automotive Group, Inc. and Good Day Chevrolet, Oldsmobile, Isuzu, Inc., respectively.) Under his management, Muller Toyota has been: (a) a 13-time recipient of Toyota's Prestigious President's Award, given to those dealers with superior levels of customer satisfaction who also exceed capital standards and have high market penetration and facilities that meet or exceed Toyota standards; (b) a 13-time recipient of Toyota Parts Excellence Award; (c) a 9-time winner of the Toyota

Service Excellence Award; and (d) a 3-time winner of Toyota's Sales Excellence Award. He holds a B.A. degree from Fairleigh Dickinson University.

      Steven Shaker has been Regional Vice President - North Division since March 2000. Mr. Shaker had been a Vice President in charge of Parts and Service since October 1, 1997. In addition, from 1992 he was Director of Parts and Service of all of the Shaker Group's operations and was instrumental in the implementation of the pilot program to develop the Ford Motor Company's first Autocare automobile service center. He is the brother of Joseph Shaker and a first cousin of Corey Shaker, each respectively an officer and director of Hometown. He holds a B.A. degree from Salve Regina College.

      Joseph Shaker was President and Chief Operating Officer from October 1, 1997 to February 7, 2000, and was in charge of Hometown's dealer acquisition program, including the implementation of such programs as may be necessary to assimilate new dealers into Hometown's operational model. In addition, from 1991 he was the Chief Operating Officer of Shaker's Lincoln Mercury, Shaker's Jeep Eagle and Lincoln Mercury Autocare in Connecticut. In 1992, at the request of Ford Motor Company, he developed the pilot free-standing neighborhood Autocare Center which has become the model for free-standing neighborhood auto maintenance centers established by Ford Motor with certain of its other dealers. He also started Shaker's Lincoln Mercury limousine department in 1992 and has been responsible for its growth and implementation. He is a Member of the Executive Committee of the NADA 20 Group. He is the brother of Steven Shaker, the Regional VP - North Division, and a first cousin of Corey Shaker, the Chief Executive Officer and a director of Hometown. He holds a B.S. (Management) degree from Bentley College.

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

      Timothy C. Moynahan has been a founding partner in the law firm Moynahan, Minnella, Broderick and Tindall since 1974. Mr. Moynahan is a director of The Institute of Human Virology, at the University of Maryland School of Medicine. He is also the President of the Connecticut Chapter of the Ireland Chamber of Commerce, a non-profit organization which promotes economic relationships between the United States and Ireland and is Vice-President of the Paula A. Moynahan Skin Care Company, a manufacturer of skin care products. Mr. Moynahan holds a BS degree in History from Providence College and a JD degree from Catholic University School of Law.

      Steven A. Fournier has been the President and Chief Executive Officer of Gar-Kenyon Technologies, LLC, a manufacturer of hydraulic aerospace components, since December 2001. He previously was President and Chief Operating Officer of Matthews Ventures, a diversified holding company, from 1992. Mr. Fournier currently serves as Director, Treasurer, and member of the executive committee of the Greater New Haven Chamber of Commerce. Mr. Fournier received a Bachelor of Science Degree in Accounting from Bentley College in 1975 and is a Certified Public Accountant.

Committees of the Board of Directors

      Hometown's Board of Directors has established compensation and audit committees, whose members are Messrs. Moynahan and Fournier. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of Hometown, reviews general policy matters relating to compensation and benefits of employees of Hometown and administers the issuance of stock options and discretionary cash bonuses to Hometown's officers, employees, directors and consultants. The Audit Committee meets with management and Hometown's independent public accountants to determine the adequacy of internal controls and other financial reporting matters. It is the intention of Hometown to appoint only independent directors to the Audit and Compensation Committees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.

      The following table presents certain information concerning compensation paid or accrued for services rendered to Hometown in all capacities during the years ended December 31, 2002, for the Chief Executive Officer and the other executive officers of Hometown whose aggregate annual base salary exceeded $100,000 (collectively, the "Named Executive Officers").

                                            COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------

                                                            Annual Compensation
                             ---------------------------------------------------------------------------
                             Fiscal Annual
Name and Principal               Year                                Bonus                        Option
Position                     Compensation       $ Salary              (1)           Other         Grants
------------------------     -------------      --------             ------         -----         ------
Corey E. Shaker,                 2002            250,000                 --         6,840         50,000
President and Chief              2001            250,000(2)              --         7,000         50,000
Executive Officer                2000            200,000                 --         7,000             --

William C. Muller, Jr.           2002            200,000            101,844         9,673             --
Regional Vice                    2001            200,000            130,372            --         30,000
President-South Division         2000            200,000                 --            --             --

Steven Shaker,                   2002            125,000              1,325         2,600             --
Regional Vice                    2001            118,600             10,000         2,600         30,000
President-North Division         2000            110,000                 --         3,000             --

Joseph Shaker,                   2002(3)         196,350                 --         8,000             --
Regional Vice
President-East Division

Charles F. Schwartz,             2002(4)         160,000             20,000         1,749             --
Chief Financial Officer

----------
(1) The amounts shown are cash bonuses earned in the specified year. A portion of these bonuses may be paid in the first quarter of the following year.

(2)   Includes amounts paid after year-end.

(3) Named Regional Vice President-East Division in 2002. Includes compensation for entire year.

(4)   Has been Chief Financial Officer since January 2002.

OPTION GRANTS IN LAST FISCAL YEAR

                      Number of                                                Potential Realizable
                        Shares       Percent of                                  Value At Assumed
                      Underlying   Total Options                               Annual Rates of Stock
                       Options       Granted to     Exercise                  Price Appreciation for
                      Granted(#)    Employees in      Price      Expiration           Option
          Name           (1)         Fiscal Year    ($/Share)       Date              Term(2)
          ----           ---         -----------    ---------       ----              -------
                                        2002                                       5%         10%
                                        ----                                       --         ---
      Corey Shaker      50,000          100%          $0.48      April 2007     $6,631      $14,652

(1) The options vest with respect to one-third of the shares of Common Stock covered by the options on each of the first, second and third anniversary of the Option Grant Date, April 29, 2002.

(2) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the Common Stock of Hometown appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the respective options. All the options issued in 2002 were issued at the market price at the date of issuance. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect Hometown's projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future financial performance of Hometown, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Form 10-K.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

      The following table summarizes options exercised during fiscal 2002 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                Number of Securities   Value of Unexercised
                                                     Underlying            In-the-Money
                                               Unexercised Options at    Options at Fiscal
                         Acquired                  Fiscal Year-End           Year-End
                            on        Value        Exercisable (E)        Exercisable (E)
Name                     Exercise    Realized     Unexercisable (U)      Unexercisable (U)
----------------------   --------    --------  ----------------------  -------------------
Corey E. Shaker             --          --            83,166 E                  --
President and Chief                                   83,334 U
Executive Officer

William C. Muller, Jr.      --          --            30,000 E                  --
Regional Vice                                         20,000 U
President - South

Steven Shaker               --          --            20,000 E                  --
Regional Vice                                         20,000 U
President - North

Joseph Shaker,              --          --            36,500 E                  --
Regional Vice
President-East

Charles F. Schwartz,        --          --            16,666 E                  --
Chief Financial                                       33,334 U
Officer

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

Employment Contracts

      In April 1998, Hometown entered into five-year employment agreements, effective as of the closing of Hometown's initial public offering in July, 1998, with Corey E. Shaker, William C. Muller, Jr. and Steven Shaker. The agreement for Corey E. Shaker provides for an annual base salary of $200,000, which increased to $250,000 in 2001. The agreement for William C. Muller and Joseph Shaker provides for an annual base salary of $200,000 and the agreement for Steven Shaker provides for an annual base salary of $100,000, which increased to $125,000 in 2001.

      Each agreement also provides for participation by the employee in all executive benefit plans and, if employment is terminated without cause (as defined in the agreement), payment of an amount equal to the salary which would have been payable over the unexpired term of his employment agreement.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      None of the directors serving on the Compensation Committee are employees or officers of Hometown. No director or executive officer of Hometown is a director or executive officer of any other corporation that has a director or executive officer who is also a director of Hometown.

1998 Stock Option Plan

      In February 1998, as further amended in August 2002, in order to attract and retain persons necessary for the success of Hometown, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 830,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan officers, directors and key employees of Hometown and consultants to Hometown are eligible to receive incentive and/or non-incentive stock options. The Board of Directors will administer the Stock Option Plan, which expires in January 2008, or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. For grants to the Named Executive Officers see the chart above titled "AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES."

Employee Benefit Plan

      In October 1999, Hometown amended and restated the E.R.R. Enterprises, Inc. Profit Sharing/401(k) Plan, (the "Amended Plan") into the HOMETOWN AUTO RETAILERS, INC. 401K Plan (the "Plan") effective October 1, 1999, for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitations. Hometown may make annual matching contributions to the Plan at its discretion. No Contributions were made by Hometown to the Plan for the years ended December 31, 2002, 2001 and 2000. Corey E. Shaker and Joseph Shaker are the Trustees of the Plan.

Compensation of Directors

      Each non-employee Director receives a fee of $1,000, for each meeting attended in person and $250 for each meeting attended telephonically and reimbursement for travel costs and other out-of-pocket expenses incurred in attending each Directors' meeting. In addition, committee members receive $500 for each committee meeting attended in person, other than meeting directly following or preceding Board meetings and $125 for each committee meeting attended telephonically. In addition, each non-employee Director receives options to purchase an additional 2,500 shares of Common Stock on the date of Hometown's annual stockholders' meeting. Such options will have an exercise price equal to the fair market value of the Common Stock on the date of grant and will vest one-third upon grant and one-third on each of the first and second anniversary of the date of grant.

Limitation of Directors' Liability and Indemnification

      The Delaware General Corporation Law (the "DGCL") authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. Hometown's Certificate of Incorporation limits the liability of Directors of Hometown to Hometown or its shareholders to the fullest extent permitted by Delaware law.

      Hometown's Certificate of Incorporation provides mandatory indemnification rights to any officer or Director of Hometown who, by reason of the fact that he or she is an officer or Director of Hometown, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or Director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Securities Act may be provided to officers and Directors or persons controlling Hometown, Hometown has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      Except for the litigation described in Item 3 above, there is no pending litigation or proceeding involving a Director, officer, employee or agent of Hometown in which indemnification by Hometown will be required or permitted.

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

      Due to the existence of five-year employment agreements between Hometown and certain of its key officers, which do not expire until July 2003, the scope of the Compensation Committee's duties has been limited.

                                        COMPENSATION COMMITTEE

                                        Steven Fournier
                                        Chairman

                        COMPARE CUMULATIVE TOTAL RETURN
                      AMONG HOMETOWN AUTO RETAILERS, INC.,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX

                              [LINE CHART OMITTED]

                     ASSUMES $100 INVESTED ON JULY 29, 1998
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC.31, 2002

The above graph shows a comparison of cumulative total returns for Hometown, the NASDAQ Market Index, and a Peer Group from Hometown's SIC Code Index from the date of the initial public offering.

(1) The Peer Group Index includes the following companies: Asbury Automotive Group, Auto Nation Inc., CarMax Inc., Group 1 Automotive, Inc., Lithia Motors Inc., Major Automotive Companies, Inc., Motorcars Automotive Group, Rush Enterprises, Inc., Sonic Automotive Inc. and United Auto Group, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to Hometown regarding the beneficial ownership of Common Stock as of by (i) each person known to Hometown to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each Director of Hometown, (iii) each Named Executive Officer and (iv) all Directors, and Executive Officers of Hometown as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them.

      A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this Form 10-K upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the total number of shares beneficially owned, increased to reflect the shares underlying the options, warrants and convertible securities that are held by such person, but not held by any other person.

      o As of March 3, 2003, the total number of shares outstanding is 7,175,105, of which 3,564,605 shares are Class A common stock and 3,610,500 shares are Class B common stock.

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

      o As of March 3, 2003, the total number of votes outstanding is 39,669,605, of which 3,564,605 votes are from Class A common stock outstanding and 36,105,000 votes are from Class B common stock outstanding;

      o     Class A common stock have one (1) vote per share; and

      o     Class B common stock have ten (10) votes per share.

                                         Common Stock           % of Outstanding Equity       % of
Name of Beneficial Owner              Beneficially Owned                 Owned              Aggregate
                                     ---------------------     -------------------------      voting
                                      Class        Class       Class     Class               Power of
                                        A            B           A         B       Total   all Classes
--------------------------------     -------     ---------     -----     -----     -----   -----------
Officers and Directors
Salvatore Vergopia                        --       705,000        --     19.53      9.83     17.77
Corey E. Shaker                      236,714       265,080      6.37      7.34      6.85      7.25
William C. Muller, Jr                346,250       453,034      9.35     12.55     10.93     12.25
Edward Vergopia                           --       235,000        --      6.51      3.28      5.92
Steven Shaker                        145,142       206,424      4.00      5.72      4.86      5.56
Joseph Shaker                        184,326       321,812      5.07      8.91      6.98      8.56
Charles Schwartz                      16,666            --        **        --        **        **
H. Dennis Lauzon                       3,333            --        **        --        **        **
Timothy Moynahan                      30,834            --        **        --        **        **
Steven Fournier                       30,834            --        **        --        **        **
All Directors, and Executive
Officers as a group (10 persons)     994,099     2,186,350     24.39     60.56     41.37     56.89

5% Beneficial Owners
William C. Muller, Sr                286,000       308,718      7.80      8.55      8.17      8.48

**    Ownership is less than 1%
--------------------------------------------------------------------------------

      Salvatore Vergopia has an address at 20 Bayberry Drive, Saddle River, New Jersey 07458. His beneficial ownership of our Class B common stock includes 225,600 shares owned by his wife, Janet.

      Edward A. Vergopia has an address at 4912 Pine Street Drive, Miami Beach, Florida 33140.

      Corey Shaker has an address at c/o Hometown Auto Retailers, Inc., 774 Straits Turnpike, Watertown Connecticut 06795. His beneficial ownership of our common stock includes:

      o 265,080 shares of Class B common stock, of which 15,980 shares are held by the Edward Shaker Family Trust of which he is the Trustee and a beneficiary;

      o 84,500 shares of Class A common stock, including 72 shares (24 shares each for his children, Lindsay, Kristen and Edward) of which he is custodian;

      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

                  o     36,500 shares at $9.00 per share;

                  o     30,000 shares at $3.00 per share;

                  o     16,667 shares at $2.25 per share;

                  o     16,667 shares at $1.25 per share;

                  o     16,666 shares at $0.48 per share;

      o Warrants immediately exercisable to purchase 35,714 shares of Class A common stock at $1.20 per share.

      William Muller, Jr. has an address at c/o Muller Toyota Inc., Route 31, PO Box J, Clinton, New Jersey 08809. His beneficial ownership of our common stock includes:

      o     453,034 shares of Class B common stock;

      o     205,250 shares of Class A common stock;

      o     1,000 shares of Class A common stock owned by his wife, Michele;

      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

                  o     20,000 shares at $9.00 per share;

                  o     10,000 shares at $2.25 per share;

                  o     10,000 shares at $1.25 per share;

      o Warrants immediately exercisable to purchase 100,000 shares of Class A common stock at $1.20 per share.

      Steven Shaker has an address at c/o Family Ford, Inc., 1200 Wolcott Street, Waterbury, Connecticut 06705. His beneficial ownership of our common stock includes:

      o     206,424 shares of Class B common stock;

      o     79,428 shares of Class A common stock;

      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

                  o     10,000 shares at $9.00 per share;

                  o     10,000 shares at $2.25 per share;

                  o     10,000 shares at $1.25 per share;

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

      Charles Schwartz has an address at c/o Hometown Auto Retailers, Inc., 774 Straits Turnpike, Watertown Connecticut 06795. His beneficial ownership of our common stock consist of an option to purchase 16,666 shares of Class A common stock, exercisable within the next 60 days at $0.68 per share.

      H. Dennis Lauzon has an address at 854 Sunset Avenue, Haworth, New Jersey 07641. His beneficial ownership of our common stock consist of an option to purchase 3,333 shares of Class A common stock, exercisable within the next 60 days at $0.65 per share.

      Timothy Moynahan has an address at 141 East Main Street, Waterbury, Connecticut 06722. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

                  o     30,000 shares at $0.48 per share;

                  o     834 shares at $0.42 per share;

      Steven Fournier has an address at 446 Blake Street, New Haven, Connecticut 06510. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

                  o     30,000 shares at $0.58 per share;

                  o     834 shares at $0.42 per share;

      William Muller, Sr. has an address at c/o Muller Toyota Inc., Route 31, PO Box J, Clinton, New Jersey 08809. His beneficial ownership of our common stock includes:

      o     308,718 shares of Class B common stock;

      o     186,000 shares of Class A common stock; and

      o Warrants immediately exercisable to purchase 100,000 shares of Class A common stock at $1.20 per share.

                  All shares and warrants are owned by The William C. Muller Revocable Living Trust of which William C. Muller Sr. is Trustee. William C. Muller Sr. is neither an officer nor director.

                     Equity Compensation Plan Information

    Plan category         Number of securities          Weighted-average             Number of securities
                           to be issued upon           exercise price of           remaining available for
                              exercise of             outstanding options,          future issuance under
                          outstanding options,        warrants and rights            equity compensation
                          warrants and rights                                          plans (excluding
                                                                                   securities reflected in
                                   (a)                                                    column (a))
Equity compensation
plans approved by             180,000 (i)                 $10.85 (i)                           -- (i)
security holders              710,750 (ii)                 $3.60 (ii)                     119,250 (ii)
Equity compensation
plans not approved by            None                       None                             None
security holders

Total                         890,750                     $ 5.05                          119,250

      (i) Hometown granted to Paulson Securities (the "Representative"), Representative's Warrants, entitling the holders thereof to purchase up to 180,000 shares of Class A Common Stock at a purchase price of $10.80 per share over a four-year period commencing one year from the effective date of the Offering, July 1998. See Note 10 to the consolidated financial statements for additional disclosure. These warrants were issued in connection with the Initial Public Offering ("IPO") as additional compensation for Representatives services, as approved by Hometown and each of the three dealership groups ("Core Operating Companies") that were combining to complete the IPO of Hometown Auto Retailers, Inc. Without the completion of the IPO, the warrants would not have been issued. Upon completion of the IPO, the Core Operating Companies controlled approximately 95% of the aggregate number of votes eligible to be cast by stockholders.

      (ii) In February 1998, as further amended in August 2002, in order to attract and retain persons necessary for the success of Hometown, Hometown adopted its 1998 Stock Option Plan covering up to 830,000 shares of Class A Common Stock. See Note 17 to the consolidated financial statements for additional disclosure.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires Hometown's officers and directors, and persons who own more than ten-percent of a registered class of Hometown's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish Hometown with copies of all Section 16(a) forms they file.

      To the best of Hometown's knowledge, based solely on review of the copies of such forms furnished to Hometown, or written representations that no other forms were required, Hometown believes that all Section 16(a) filing requirements applicable with respect to all its current officers, directors and ten percent shareholders have been complied with as of the filing date of this Annual Report. However, Corey E. Shaker, William Muller, Jr., Steven A. Fournier and Timothy Moynahan were late in filing one (1) Statement of Changes in Beneficial Ownership on Form 4 during 2002 but have subsequently come into compliance. With respect to any former directors, officers, and ten-percent shareholders of Hometown, Hometown does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

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

Shaker Group. Hometown leases, for an initial annual base rental of $240,000, the premises occupied by its Lincoln/Mercury dealership in Watertown, Connecticut and for an initial base rental of $240,000 and $72,000 respectively, the premises occupied by the Family ford and Shaker Jeep/Eagle dealership in Waterbury, CT from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Corey Shaker is the CEO, Director and a principal stockholder of Hometown. Steven Shaker is the Regional Vice President - North Division and a principal stockholder of Hometown. Joseph Shaker is the Regional Vice President-East Division, Director and a principal stockholder of Hometown. Janet Shaker is a principal stockholder of Hometown.

Muller Group. Hometown leases, for an initial annual base rental of $360,000 and $396,000 respectively the premises occupied by its Toyota dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President-South Division, director and a principal stockholder of Hometown. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. As of December 31, 2002, the mortgage debt balance is $4.9 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

Westwood. Hometown leases, for an initial annual base rental of $360,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is a director and a principal stockholder of Hometown.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Exhibits:                              Description
   ---------                              -----------
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

      3.8         By-Laws of Hometown

      4.1         Form of Class A Common Stock Certificate

      4.2         Form of Class B Common Stock Certificate

      4.3 Form of Warrant Agreement between Hometown and Paulson Investment Company and related Warrant

      4.4         Stock Option Plan of Hometown

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

      21.1        Subsidiaries of the Registrant

   (3)99.1        Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (3)99.2        Chief Financial Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (3)99.3        Chief Executive Officer Certification

   (4)99.4        Chief Financial Officer Certification
----------
* Unless otherwise indicated all exhibits were previously filed as an exhibit to Hometown's Registration Statement on Form (File No 333-52763), and incorporated herein by reference.

(1) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2001, and incorporated herein by reference.

(3)   Filed herewith.

Reports on Form 8-K:

On November 27, 2002, Hometown filed a report on Form 8-K with respect to Items 5 and 7 on such report, announcing Hometown's authorizing a stock buy-back program to acquire up to 350,000 shares of Hometown's outstanding common stock.

Financial Statement Schedules:

See below, beginning on page F-1.

Supplemental Schedules:

Report of Independent Public Accountants on Schedule is set forth on page .

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000 is set forth hereafter beginning on page.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 24, 2003 on its behalf by the undersigned, thereunto duly authorized.

                                        Hometown Auto Retailers, Inc.


                                        By: /s/ Corey Shaker
                                           -------------------------------------
                                           Corey Shaker, President and Chief
                                             Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Corey Shaker
-------------------------------         President, Chief Executive Officer
Corey Shaker                            and Director


/s/ Charles F. Schwartz
-------------------------------
Charles F. Schwartz                     Chief Financial Officer


/s/ William C. Muller, Jr.
-------------------------------
William C. Muller, Jr.                  Director


/s/ Joseph Shaker
-------------------------------
Joseph Shaker                           Director


/s/ H. Dennis Lauzon
-------------------------------
H. Dennis Lauzon                        Director



-------------------------------
Salvatore A. Vergopia                   Director



-------------------------------
Edward A. Vergopia                      Director


/s/ Timothy C. Moynahan
-------------------------------
Timothy C. Moynahan                     Director


/s/ Steven A. Fournier
-------------------------------
Steven A. Fournier                      Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Reports of Independent Public Accountants                                    F-2

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2001 and 2002              F-4

   Consolidated Statements of Operations for each of the three years
   in the period ended December 31, 2002                                     F-5

   Consolidated Statements of Stockholders' Equity for each of the three
   years in the period ended December 31, 2002                               F-6

   Consolidated Statements of Cash Flows for each of the three years in
   the period ended December 31, 2002                                        F-7

   Notes to Consolidated Financial Statements                                F-8

Reports of Independent Public Accountants on Schedule                        S-1

   Schedule II - Valuation and Qualifying Accounts                           S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of Hometown Auto Retailers, Inc.

      We have audited the accompanying consolidated balance sheet of Hometown Auto Retailers, Inc. (a Delaware Corporation) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Hometown Auto Retailers, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hometown Auto Retailers, Inc. as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 5 to the financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.


Valhalla, New York                      BDO Seidman, LLP
March 7, 2003

      This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Hometown Auto Retailers, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

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


Stamford, Connecticut                   ARTHUR ANDERSEN LLP
May 23, 2002

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                  December 31,
                                                                             ----------------------
                                         ASSETS                                2002          2001
                                                                             --------      --------
Current Assets:
   Cash and cash equivalents                                                 $  3,624      $  4,446
   Accounts receivable, net                                                     4,883         5,656
   Inventories, net                                                            39,169        31,887
   Prepaid expenses and other current assets                                      510           344
   Deferred income taxes and taxes receivable                                   1,245         1,681
                                                                             --------      --------
      Total current assets                                                     49,431        44,014
Property and equipment, net                                                    12,882        11,889
Goodwill, net                                                                      --        23,708
Other assets                                                                    1,503         2,231
                                                                             --------      --------
      Total assets                                                           $ 63,816      $ 81,842
                                                                             ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable                                                  $ 38,522      $ 32,463
   Accounts payable and accrued expenses                                        5,072         6,160
   Current maturities of long-term debt and capital lease obligations           1,164           886
   Deferred revenue                                                               588           476
                                                                             --------      --------
      Total current liabilities                                                45,346        39,985
Long-term debt and capital lease obligations                                   13,059        12,885
Long-term deferred income taxes                                                   118           721
Other long-term liabilities and deferred revenue                                  743           799
                                                                             --------      --------
       Total liabilities                                                       59,266        54,390
Stockholders' Equity:
    Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                                   --            --
   Common stock, Class A, $.001 par value, 12,000,000 shares authorized,
   3,563,605 and 3,561,605 issued and outstanding,
   respectively                                                                     3             3
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,611,500 and 3,613,500 issued and outstanding
   respectively                                                                     4             4
   Additional paid-in capital                                                  29,760        29,730
   Accumulated deficit                                                        (25,217)       (2,285)
                                                                             --------      --------
      Total stockholders' equity                                                4,550        27,452
                                                                             --------      --------
      Total liabilities and stockholders' equity                             $ 63,816      $ 81,842
                                                                             ========      ========

  The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                 For the Years Ended December 31,
                                                           ---------------------------------------------
                                                              2002             2001             2000
                                                           -----------      -----------      -----------
Revenues
   New vehicle sales                                       $   164,659      $   158,825      $   172,759
   Used vehicle sales                                           72,482           83,903           75,623
   Parts and service sales                                      24,330           25,402           23,869
   Other, net                                                    8,268            7,630            7,131
                                                           -----------      -----------      -----------
      Total revenues                                           269,739          275,760          279,382
Cost of sales
   New vehicle                                                 154,225          148,271          161,752
   Used vehicle                                                 65,821           76,189           68,981
   Parts and service                                            11,026           11,485           10,768
                                                           -----------      -----------      -----------
     Total Cost of sales                                       231,072          235,945          241,501
                                                           -----------      -----------      -----------
     Gross profit                                               38,667           39,815           37,881
Amortization of goodwill                                            --              704              661
Selling, general and administrative expenses                    33,978           35,114           37,946
                                                           -----------      -----------      -----------
     Income (loss) from operations                               4,689            3,997             (726)

   Interest income                                                  43               90                1
   Interest (expense)                                           (3,379)          (4,225)          (5,069)
   Other income                                                     52              254               --
   Other (expense)                                                (158)              (8)             (23)
   Valuation adjustment for CarDay.com                              --           (3,258)              --
                                                           -----------      -----------      -----------
      Income (loss) before taxes and cumulative effect
          of accounting change                                   1,247           (3,150)          (5,817)
      Provision (benefit) for income taxes                         471           (1,014)          (2,017)
                                                           -----------      -----------      -----------
      Income (loss) before and cumulative effect
          of accounting change                                     776           (2,136)          (3,800)
      Cumulative effect of accounting change                   (23,708)              --               --
                                                           -----------      -----------      -----------
Net loss                                                   $   (22,932)     $    (2,136)     $    (3,800)
                                                           ===========      ===========      ===========

Earnings (loss) per share, basic
     Before cumulative effect of accounting change         $      0.10      $     (0.32)     $     (0.63)
     Cumulative effect of accounting change                      (3.30)              --               --
                                                           -----------      -----------      -----------
Earnings (loss) per share, basic                           $     (3.20)     $     (0.32)     $     (0.63)
                                                           ===========      ===========      ===========
Earnings (loss) per share, diluted
     Before cumulative effect of accounting change         $      0.10      $     (0.32)     $     (0.63)
     Cumulative effect of accounting change                      (3.30)              --               --
                                                           -----------      -----------      -----------
Earnings (loss) per share, diluted                         $     (3.20)     $     (0.32)     $     (0.63)
                                                           ===========      ===========      ===========

Weighted average shares outstanding, basic                   7,175,105        6,592,436        5,995,996
Weighted average shares outstanding, diluted                 7,175,105        6,592,436        5,995,996

  The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                       Class A               Class B
                                     Common Stock          Common Stock       Additional                        Total
                                  -----------------     ------------------      Paid-in     (Accumulated     Stockholders'
                                  Shares     Amount     Shares      Amount      Capital        Deficit)         Equity
                                  ------     ------     ------      ------    ----------    ------------     -------------
Balance at December 31, 1999       2,147      $ 2        3,753       $ 4       $ 26,194        $  3,651        $ 29,851

Conversion of Class B Common
to Class A Common                     54       --          (54)       --             --              --              --
Issuance of Class A common           100       --           --        --            332              --             332
Valuation adjustment for
CarDay, Inc.                          --       --           --        --          2,260              --           2,260
Net loss                              --       --           --        --             --          (3,800)         (3,800)
                                   -----      ---       ------       ---       --------        --------        --------
Balance at December 31, 2000       2,301        2        3,699         4         28,786            (149)         28,643

Conversion of Class B Common
to Class A Common                     86       --          (86)       --             --              --              --
Shares issued for Newburgh
purchase                             200       --           --        --             --              --              --
Capital infusion from
accredited investors                 975        1           --        --            808              --             809
Warrants                              --       --           --        --            166              --             166
Subscription receivable               --       --           --        --            (30)             --             (30)
Net loss                              --       --           --        --             --          (2,136)         (2,136)
                                   -----      ---       ------       ---       --------        --------        --------
Balance at December 31, 2001       3,562        3        3,613         4         29,730          (2,285)         27,452

Conversion of Class B Common
to Class A Common                      2       --           (2)       --             --              --              --
Paid subscription receivable          --       --           --        --             30              --              30
Net loss                              --       --           --        --             --         (22,932)        (22,932)
                                   -----      ---       ------       ---       --------        --------        --------
Balance at December 31, 2002       3,564      $ 3        3,611       $ 4       $ 29,760        $(25,217)       $  4,550
                                   =====      ===       ======       ===       ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For the Years Ended December 31,
                                                             ---------------------------------
                                                               2002         2001        2000
                                                             --------     -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(22,932)    $(2,136)    $ (3,800)
Adjustments to reconcile net loss
         to net cash provided by operating activities -
   Cumulative effect of accounting change                      23,708          --           --
   Depreciation and amortization                                1,330       1,739        1,720
   Impairment of assets                                           150          --           --
   Gain on disposal of business unit                               --        (254)          --
   Loss on write-down of CarDay, Inc.                              --       3,258           --
   Deferred income taxes                                          309      (1,124)      (1,683)
   Changes in assets and liabilities:
     Accounts receivable, net                                     768         499          (48)
     Inventories, net                                          (5,330)      8,226       11,017
     Prepaid expenses and other current assets                    134         (59)         914
     Other assets                                                 172           7          290
     Floor plan notes payable                                   6,059      (7,458)      (8,863)
     Accounts payable and accrued expenses                     (1,038)        898          883
     Deferred revenue                                             112         (38)         (17)
     Other long term liabilities and deferred revenue             (56)       (280)          68
                                                             --------     -------     --------
   Net cash provided by operating activities                    3,386       3,278          481
                                                             --------     -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                     (2,439)       (369)        (421)
   Proceeds from sales of property and equipment                   --          14          149
   Acquisitions, net of cash acquired                              --          --         (876)
   Disposal of business unit                                       --         705           --
                                                             --------     -------     --------
   Net cash provided by (used in) investing activities         (2,439)        350       (1,148)
                                                             --------     -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                              61         125           --
   Principal payments of long-term debt and capital lease
        obligations                                            (1,860)       (838)        (714)
   Issuance of common stock and warrants                           30         945          332
                                                             --------     -------     --------
   Net cash provided by (used in) financing activities         (1,769)        232         (382)
                                                             --------     -------     --------

Net increase (decrease) in cash and cash equivalents             (822)      3,860       (1,049)
CASH AND CASH EQUIVALENTS, beginning of period                  4,446         586        1,635
                                                             --------     -------     --------
CASH AND CASH EQUIVALENTS, end of period                     $  3,624     $ 4,446     $    586
                                                             ========     =======     ========

 Cash paid for - Interest                                    $  3,331     $ 3,988     $  4,571
                                                             ========     =======     ========
 Cash paid for - Taxes                                       $    264     $   146     $    204
                                                             ========     =======     ========
 Purchases financed by capital lease obligations             $  1,386     $    --     $     --
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

      During 1999, the Company invested in an internet-commerce subsidiary, CarDay, Inc. (CarDay). CarDay is an Internet auction site that offers a buying experience that offers many of the features generally not available outside the traditional dealership environment. In January 2000, CarDay obtained $25 million in financing from a group of venture capital firms. As a result of that financing, Hometown's ownership interest in CarDay was reduced from 82% to 10.7% and to increase the carrying value of its investment to $3,258,000. Since CarDay is a "Development Stage Company", the Company treated the resulting increase in value of the investment as an increase in additional paid-in-capital. This is in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin 51. The investment in CarDay is accounted for on the cost basis. The Company believes that any similar future transactions are unlikely. Subsequent to January 20, 2000, the operating results of CarDay are not reflected in Hometown's financial statements as Hometown's ownership interest has fallen below 20%. In the fourth quarter of fiscal 2001, CarDay ceased operations, accordingly the Company considers the investment to be permanently and totally impaired. See Note 4.

      Basis of Presentation

      In July 1998, Hometown simultaneously completed the combination of the Core Operating Companies, the Acquisitions and the Offering. The Core Operating Companies were acquired in exchange for common stock of Hometown. The Acquisitions were acquired for cash.

      Principals of Consolidation

      The consolidated financial statements include all significant majority-owned subsidiaries. All intercompany accounts and transaction among the consolidated subsidiaries have been eliminated.

      Hometown's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) factors related to the automobile and truck manufacturers from which Hometown holds franchises ("Manufacturer"), primarily the historical timing of major Manufacturer incentive programs and model changeovers, (ii) weather-related factors, which primarily affect parts and service and (iii) consumer buying patterns.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Major Suppliers and Franchise Agreements

      Hometown purchases substantially all of its new vehicles at the prevailing prices charged by the applicable Manufacturers to all franchised dealers. Hometown's sales volume could be adversely impacted by the manufacturers' inability to supply it with an adequate supply of popular models or as a result of an unfavorable allocation of vehicles by the manufacturer.

      Each Manufacturers franchise agreement contains provisions which may limit, without the consent of the applicable manufacturer, changes in dealership management and ownership, place certain restrictions on the dealership (such as minimum working capital requirements) and provide for termination of the franchise agreement by the manufacturer in certain instances. See Note 15 for additional disclosure.

      Revenue Recognition

      Revenues for vehicle and parts sales are recognized upon delivery to or acceptance by the customer. Revenues for vehicle service are recognized when the service has been completed. Sales discounts and service coupons are accounted for as a reduction to the sales price at the point of sale. Manufacturer incentives and rebates are not recognized until earned in accordance with respective manufacturers incentive programs.

      Finance, Insurance and Service Contract Income Recognition

      Hometown arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers and the predetermined financing rates set by the financing institution. In addition, Hometown receives commissions from the sale of credit life and disability insurance and extended service contracts to customers. The revenues from financing fees and commissions are generally recorded at the time of the sale of the vehicles. These revenues are recorded on a net basis. Connecticut dealerships operate under state laws which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. At December 31, 2002 and 2001 Hometown had $1,237,000 and $1,264,000 of related deferred revenue, respectively. At December 31, 2002, Hometown also had other deferred revenue of $94,000.

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

      Contracts-in-Transit

      Contracts-in-transit represent receivables from finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by Hometown.

      Inventories

      New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts, accessories and other are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.6 million and $0.6 million at December 31, 2002 and 2001, respectively.

      Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

      Capital Lease Obligations

      Hometown classifies two dealership leases and certain vehicle leases as capital leases. Hometown depreciates these assets over the lesser of the asset's useful life or the terms of the lease agreements.

      Company Guarantees

      Hometown guarantees or partially guarantees loans advanced by financial institutions to certain customers. It is Hometown's policy to provide reserves for potential future default losses based on available historical information. Hometown guarantees certain mortgage debt obligations of the lessor, related to two dealership leases.

      Company Warranties

      Hometown's new vehicle sales and certain used vehicle sales have manufacturer warranties. Hometown also provides limited warranties on certain used vehicles sold at retail. Hometown also sells parts and service. Manufacturer parts and service are covered by limited warranties. It is Hometown's policy to provide reserves for warranty costs based on available historical information.

      Impairment of Long-lived Assets

      Hometown periodically reviews long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. Hometown considers relevant cash flow, management's strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, Hometown compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. The difference would be recorded as an impairment of assets. Hometown recorded an asset impairment charge for assets that are held for sale of $150,000 and $50,000 for the years ended December 31, 2002 and 2001, respectively. See Notes 3 and 4. Hometown does not believe any other impairment exists based on this methodology.

      Income Taxes

      Hometown accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

      Interest Expense

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance is recorded as a reduction of cost of sales when the vehicle is sold. See Note 6.

      Fair Value of Financial Instruments

      Hometown's financial instruments consist primarily of cash and cash equivalents; floor plan notes payable and long-term debt. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The carrying amounts of floor plan notes payable approximate fair value due to their variable interest rates. The fair market value of long-term debt approximated the carrying value at December 31, 2002. The fair value of long-term debt is estimated based on the current rates offered for similar debt instruments with the same remaining maturities.

      Advertising and Promotion

      Hometown expenses advertising and promotion as incurred. Automobile Manufacturers periodically provide advertising assistance, or subsidies, which is recorded as a reduction the dealer's advertising expense.

      Concentration of Credit Risk

      Financial instruments that potentially subject Hometown to a concentration of credit risk consist principally of cash, cash equivalents, contracts-in-transit and accounts receivable. Hometown maintains cash balances at financial institutions that may, at times, be in excess of federally insured levels. Also, Hometown grants credit to individual customers and local companies in the automobile repair business such as automotive parts stores, automotive mechanics, and automotive body repair shops.

      Hometown performs ongoing credit evaluations of its customers and generally does not require collateral. Hometown maintains an allowance for doubtful accounts at a level which management believes is sufficient to provide for potential credit losses.

      Earnings (loss) per Share

      "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See
Note 10.

      Stock-based Compensation

      At December 31, 2002, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan") which is described more fully in Note 17. As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                              Year Ended December 31,
                                                        2002           2001           2000
                                                     ----------     ----------     ----------
      Net loss, as reported                          $  (22,932)    $   (2,136)    $   (3,800)
      Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards, net
      of related tax effects (1)                            (28)           (73)           (19)
                                                     ----------     ----------     ----------
      Pro forma net loss                             $  (22,960)    $   (2,209)    $   (3,819)
                                                     ==========     ==========     ==========
      Earnings (loss) per share:
      Basic, as reported                             $    (3.20)    $    (0.32)    $    (0.63)
      Basic, pro forma                               $    (3.20)    $    (0.34)    $    (0.64)

      Diluted, as reported                           $    (3.20)    $    (0.32)    $    (0.63)
      Diluted, pro forma                             $    (3.20)    $    (0.34)    $    (0.64)

(1) All awards refers to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Consolidated Statements of Cash Flows

      The net change in floor plan financing of inventory, which is a customary financing technique in the industry, is reflected as an operating activity in the accompanying consolidated statements of cash flows.

      Reclassification

      Certain prior year amounts have been reclassified to conform to the 2002 presentation.

      Segments

      Hometown's management considers its business to be a single segment-Automotive Retailing. Hometown's sales and services are through similar distribution channels, and Hometown's customers are similar for all sources of revenues. Management evaluates its operating results by dealerships, which are all located in the Northeastern United States.

      New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The three methods allowed are the (i) prospective method, (ii) modified prospective method and (iii) retroactive restatement method. The prospective method was previously the only permitted transition method under SFAS 123. Under this method, the recognition provisions apply to all employee awards granted, modified or settled after the beginning of the fiscal year of adoption of SFAS 123. The company would continue to use the Opinion 25 intrinsic value method to account for all prior awards. Under the modified prospective method, SFAS 123 fair value based accounting is applied to all awards granted, modified or settled in fiscal years beginning after December 15, 1994, the effective date of SFAS 123, but only for measuring compensation cost for the year of change and future years. No prior years are restated. Under the retroactive restatement method, the company applies the fair value method to all awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The company would be required to restate compensation cost and net income for all income statements presented. Restatement of periods prior to the presented is permitted but not required.

      In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements with fiscal years ending after December 15, 2002. As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. See
Note 2, Stock-based Compensation above and Note 17 for additional disclosure.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Hometown is currently evaluating the impact of the adoption of FASB Interpretation No. 45 on Hometown's financial statements.

      In July 2002, the FASB issued SFAS 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of SFAS 146 is not expected to have a material impact on Hometown's financial statements.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. Discontinued operations accounting will be used for a component of an entity and future operating losses of discontinued operations will no longer be accrued. Additionally, assets acquired and held for disposal are recorded based on fair value less cost to sell at the acquisition date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Hometown adopted SFAS 144 at January 1, 2002 and it did not have a material impact on Hometown's financial statements.

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

      Hometown adopted this statement effective January 1, 2002, and at such time ceased recording goodwill amortization. During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended December 31, 2002. See Note 5 for additional disclosure.

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

      Accounts receivable, net consist of the following:

                                                     12/31/02      12/31/01
                                                     --------      --------
                                                          (in thousands)
      Due from manufacturers                          $1,279        $1,416
      Due from finance companies                       2,758         3,170
      Parts and service receivables                      618           481
      Other                                              228           589
                                                      ------        ------
         Total receivables, net                       $4,883        $5,656
                                                      ======        ======

      The allowance for doubtful accounts was $0.2 million and $0.3 million as of December 31, 2002 and 2001, respectively. In assessing the allowance for doubtful accounts, Hometown considers historical losses as well as current performance with respect to past due accounts.

      Inventories, net consist of the following:

                                                   12/31/02       12/31/01
                                                   --------       --------
                                                        (in thousands)
      New Vehicles                                  $29,236        $21,722
      Used Vehicles                                   7,264          8,559
      Parts, accessories and other                    2,669          1,606
                                                    -------        -------
         Total Inventories                          $39,169        $31,887
                                                    =======        =======

Prepaid Expenses and Other Current Assets

      Assets Held For Sale

      Included in Prepaid Expenses and Other Current Assets as of December 31, 2002 is land held for sale of $300,000. This is net of an impairment charge of $150,000 that was recorded at December 31, 2002 to write-down the asset to fair value. The impairment charge is included in Other Expense in Hometown's Consolidated Statements of Operations for the year ended December 31, 2002. See
Note 18. The land held for sale is not being used in Hometown's business. Prior to December 31, 2002, Hometown decided to sell the property and has been actively marketing the property. It is anticipated that the sale will close in the next six months for its carrying value. At December 31, 2001, this was included in Land and Land Improvements in Property and Equipment for $500,000. See Note 4. An impairment reserve of $50,000 was included in Accrued Expenses at December 31, 2001.

Other Assets

      CarDay, Inc.

      On October 18, 2001, CarDay, Inc. ceased operations. Hometown owns 7,380,000 shares of CarDay, Inc. As a result of CarDay, Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired, and it is not anticipated that any shareholders will receive any distributions from the dissolution of CarDay, Inc.

      CarDay, Inc. began operations in 1999 as an 82% owned subsidiary of Hometown. For the year ended December 31, 1999, the assets, liabilities and results of operations of CarDay, Inc. were included in Hometown's financial statements. In January 2000, CarDay, Inc. obtained $25 million in financing from a group of venture capital providers. The result of this financing was to reduce Hometown's ownership from 82% to 10.7%, and to increase the carrying value of its investment to $3,258,000. Subsequent to this dilution of ownership, Hometown no longer reflected the assets, liabilities and results of operations of CarDay, Inc. in its financial statements because ownership had been reduced to an amount below 20%. Hometown recorded the increase in value of the investment, net of a deferred tax liability, as an increase in Additional paid-in capital.

      As a result of CarDay, Inc. ceasing operations, Hometown now considers the investment to be permanently and totally impaired. The entire investment in CarDay, Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 has been charged against income in the quarter ended September 30, 2001. The charge has the effect of reducing net income for the year by $2,083,000 and reducing Earnings per share, fully diluted, for the year by $0.32. Excluding the charge, net loss for 2001 was $(53,000) or less than $(0.01) per share fully diluted. The charge does not affect cash, cash flow from operations, or liquidity and capital resources.

      Summarized financial data for CarDay, Inc. for the periods owned for which it was not part of the Company's consolidated financial results is as follows:

      Statement of Operations Data              Year Ended December 31, 2000
                                                           (000's)
                                                ----------------------------
      Revenues                                            $    272
      Gross profit                                        $    225
      Loss from operations                                $(14,910)
      Net loss                                            $(14,353)

      Accounts payable and accrued expenses consist of the following:

                                                        12/31/02   12/31/01
                                                        --------   --------
      Accounts payable, trade                            $1,785     $2,139
      Accrued compensation costs                            696        655
      Sales and use tax                                     524        619
      Customer payoffs                                      265        368
      Reserve for finance, insurance and
        service contract chargebacks                        293        270
      Reserve for guarantees on finance contracts            78        377
      Reserve for policy work expenses                      172        226
      Accrued interest                                      288        240
      Other accrued expenses                                971      1,266
                                                         ------     ------
      Total                                              $5,072     $6,160
                                                         ======     ======

      Other long-term liabilities and deferred revenue

      Hometown receives commissions from the sale of insurance products and extended service contracts to customers. These revenues are recorded on a net basis. Connecticut dealerships operate under state laws which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount over a five-year period. At December 31, 2002 Hometown had $1,331,000 of deferred revenue of which $588,000 was current and $743,000 was long-term. Included in this amount is other deferred revenue of $94,000. At December 31, 2001 Hometown had $1,264,000 of deferred revenue of which $476,000 was current and $788,000 was long-term.

      During 1999, the Company entered into a non-compete agreement with the previous owner of one of the Acquisitions. The payments under this agreement are due in equal installments over 46 months. The liability for the remaining obligation under the agreement, included in current and long-term debt at December 31, 2002 and 2001, was $68,000 and $173,000 respectively. The related asset is included in the other assets on the accompanying consolidated financial statements and is being amortized over 10 years, representing the life of the non-compete agreement.

4. PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                                 Estimated Useful  12/31/02      12/31/01
                                                  Lives in Years
                                                 ----------------  --------      --------
Land and land improvements                           15 to 20      $  4,330      $  4,830
Buildings and leasehold improvements                 7 to 31.5        9,859         7,832
Machinery, equipment, furniture and fixtures          3 to 7          3,091         2,803
Vehicles                                              3 to 5            198           111
Construction in progress                                                 --            97
                                                                   --------      --------
   Sub-total                                                         17,478        15,673
Less - accumulated depreciation and amortization                     (4,596)       (3,784)
                                                                   --------      --------
   Total                                                           $ 12,882      $ 11,889
                                                                   ========      ========

      Included in buildings and leasehold improvements are capital leases for two dealerships totaling $5,180,000 for the years ended December 31, 2002 and 2001 which are leased from related parties. See Notes 8, 9 and 14. Hometown begins depreciating assets once the asset is placed in service. Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $943,000, $909,000 and $891,000 respectively. Included in land and land improvements at December 31, 2001, is land held for sale of $500,000. At December 31, 2002, this is included in Prepaid Expenses and Other Current Assets. See Note 3.

5. GOODWILL

      As discussed in Note 2, effective January 1, 2002, Hometown adopted SFAS
142. At that time, Hometown ceased recording goodwill amortization. SFAS 142 requires the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle.

      Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. According to the criteria under SFAS 142, it has been determined that Hometown is a single reporting unit.

      During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended December 31, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded.

In calculating the impairment charge, the fair value of the reporting unit was estimated using both the discounted cash flow method and the guideline company method. The discounted cash flow method used Hometown's estimates of future cash flows discounted to present value using an appropriate discount rate. The guideline company method selects certain value measures of guideline companies and calculates appropriate market multiples based on the fundamental value measures of the guideline companies and compares same to Hometown. The guideline companies chosen were other publicly traded company's within Hometown's Standard Industrial Classification (SIC) code. These methodologies differs from Hometown's previous policy, as permitted under SFAS 121, using undiscounted cash flows to determine if goodwill is recoverable.

      The goodwill impairment is associated with goodwill that resulted from acquisitions since the formation of Hometown. The amount of the impairment reflects the effect of the change in methodology in determining impairment charges as discussed above.

      The effect of the charge on the restated first quarter financial statements and second quarter financial statements is as follows:

                                                    Three Months        Three Months         Six Months
                                                       Ended               Ended                Ended
                                                   March 31, 2002      June 30, 2002       June 30, 2002
                                                   (in thousands)      (in thousands)      (in thousands)
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
                                                     ==========          ==========          ==========

      A summary of changes in Hometown's goodwill during the year ended December 31, 2002, is as follows:

Reporting Unit           Balance at         Impairments           Balance at
                     December 31, 2001                        December 31, 2002
--------------       -----------------      -----------       -----------------
                                          (in thousands)

Total Company             $ 23,708            $ 23,708             $     --
                          ========            ========             ========

      Goodwill amortization expense is as follows:

                                               For the Years Ended December 31,
                                                 2002         2001        2000
                                               --------     -------     -------
Goodwill amortization (a)                      $     --     $   585     $   545
Deferred finance charges amortization (b)            13          43          68
Non-compete agreement amortization (b)               40          43          42
Cumulative effect of accounting change (a)     $ 23,708     $    --     $    --
                                               ========     =======     =======

Reported net (loss)                            $(22,932)    $(2,136)    $(3,800)
                                               ========     =======     =======

      (a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded.

      (b) Amortization of deferred finance charges and non-compete agreement costs reflect the effect of income tax.

      The 2001 and 2000 full year results do not reflect the provisions of SFAS
142. Had Hometown adopted SFAS 142 on January 1, 1999, historical net income
(loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts indicated below.

                                                   For the Years Ended December 31,
                                                  2002           2001           2000
                                               ----------     ----------     ----------
                                                            (in thousands)
Reported net income (loss)                     $  (22,932)    $   (2,136)    $   (3,800)
Add: Goodwill amortization (a)                         --            585            545
Add: Cumulative effect of accounting change        23,708             --             --
                                               ----------     ----------     ----------
Adjusted net income (loss)                     $      776     $   (1,551)    $   (3,255)
                                               ==========     ==========     ==========

Earnings (loss) per share, Basic
     Reported net income (loss)                $    (3.20)    $    (0.32)    $    (0.63)
     Goodwill amortization (a)                         --           0.08           0.09
     Cumulative effect of accounting change          3.30             --             --
                                               ----------     ----------     ----------
     Adjusted net income (loss)                $     0.10     $    (0.24)    $    (0.54)
                                               ==========     ==========     ==========

Earnings (loss) per share, Diluted
     Reported net income (loss)                $    (3.20)    $    (0.32)    $    (0.63)
     Goodwill amortization (a)                         --           0.08           0.09
     Cumulative effect of accounting change          3.30             --             --
                                               ----------     ----------     ----------
     Adjusted net income (loss)                $     0.10     $    (0.24)    $    (0.54)
                                               ==========     ==========     ==========

      (a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded.

      As of December 31, 2002 and 2001, the Company's intangible assets consisted of the following:

                                                      12/31/02          12/31/01
                                                      --------          --------
                                                           (in thousands)
Deferred finance charges                               $ 267             $ 267
Accumulated amortization                                 (78)              (57)
Non-compete agreement                                    381               381
Accumulated amortization                                (206)             (143)
                                                       -----             -----
   Net intangible assets (a)                           $ 364             $ 448
                                                       =====             =====

      (a) These assets are included in Other Assets in the consolidated financial statements

Aggregate Amortization Expense of Intangible Assets for the year ended 12/31/02 is $85,000.

Estimated Amortization Expense of Intangible Assets (000's):

For the year ended 12/31/03               $85
For the year ended 12/31/04               $85
For the year ended 12/31/05               $69
For the year ended 12/31/06               $21
For the year ended 12/31/07               $16

6. FLOOR PLAN NOTES PAYABLE AND INTEREST EXPENSE

                                       12/31/02      12/31/01      12/31/00
                                       --------      --------      --------
                                                   (in thousands)
      Floor plan notes payable          $38,522       $32,463       $40,123
                                        =======       =======       =======
      Floor plan interest expense       $ 1,887       $ 2,548       $ 3,370
                                        =======       =======       =======

      Since March 15, 2001, Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount. As of December 31, 2002 Hometown's floor plan liability with FMCC is $38.5 million. The FMCC agreement has no set maturity date and it is the intention of Hometown to continue with this financing on an ongoing basis.

      For the first year of the agreement, through May 2002, the FMCC floor plan loans carried an interest rate of prime less 0.75% for new vehicles and prime less 0.50% for used vehicles. From March 15, 2001 through December 31, 2001, interest ranged from 4.00% to 7.25% for new vehicles and from 4.25% to 7.50% for used vehicles. From January 1, 2002 through May 31, 2002, interest was approximately 4.0% for new vehicles and 4.25% for used vehicles.

      In June 2002, Hometown renewed its floor plan agreement with FMCC and is now subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates and FMCC financing volume. At December 31, 2002, interest rates were approximately 4.25 % for new vehicles and 6.0% to 6.5% for used vehicles.

      Prior to March 15, 2001, Hometown had a revolving line of credit with GE Capital Corporation ("GECC"). The GECC agreement provided financing for Hometown's vehicle purchases as well as operating expenses. Interest rates on the GECC floor plan arrangements ranged from 9.2% to 9.9% during 2001, through its close in March 2001, and 7.4% to 9.4% during 2000. The arrangement included a swing line that handled daily loan activity. The balance of the swing line was swept into the floor plan line once monthly. The interest rates on the swing line ranged from 9.1% to 9.6% during 2001 and from 8.6% to 9.6% during 2000.

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance was $1.7 million, $1.6 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and is recorded as a reduction of cost of sales when the vehicle is sold. Of these amounts, $0.3 million, $0.2 million and $0.5 million was recorded as a reduction of inventory at December 31, 2002, 2001 and 2000, respectively.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                               12/31/02    12/31/01
                                                                               --------    --------
                                                                                  (in thousands)
Real estate mortgage note payable, due in monthly installments
including interest at 10.0%, maturing May 1, 2014                               $ 8,258     $ 8,607
Real estate capital lease obligations, due in monthly installments
including interest at 10.0%, maturing in March 2013. See Note 9                   4,394       4,604
Capital lease obligations on rental vehicles, due in monthly installments including interest ranging from 6.0% to 9.0%, maturing
on various dates through July, 2007                                               1,153          90
Notes payable on rental vehicles, due in monthly installments
including interest of 6.5%, maturing on December 2005                               158          --
Note payable to the former owner of one of the Acquisitions, due in monthly installments including interest at 10.0%, maturing July,
2003, related to a non-compete agreement                                             68         175
Mortgage note payable, due in monthly installments including interest at 10.5%, maturing in July 2003, relating to assets held for
sale                                                                                 58         158
Various due in monthly installments including interest ranging from
7.2% to 14.6%, maturing on various dates through October 2006                       134         137
                                                                                -------     -------
                                                                                 14,223      13,771
Less: Current portion                                                             1,164         886
                                                                                -------     -------
Total Long Term Debt and Capital Lease Obligations (a)                          $13,059     $12,885
                                                                                =======     =======

(a) Hometown is subject to certain financial covenants related to its real estate mortgages.

Maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows:

                   Year ending                      Aggregate
                   December 31,                     Obligation
                   ------------                     ----------
                                                  (in thousands)
                       2003                          $1,164
                       2004                           1,077
                       2005                           1,129
                       2006                           1,043
                       2007                             968
                    Thereafter                        8,842

8. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes:

                                                                 Asset Balances at December 31,
                                                                        2002         2001
                                                                      -------      -------
                                                                         (in thousands)
Rental and loaner vehicles                                            $ 1,361      $   113
Less: Accumulated Amortization                                           (208)         (23)
                                                                      -------      -------
     Net rental and loaner vehicles (included in Inventories)         $ 1,153      $    90
                                                                      =======      =======

Buildings                                                             $ 5,180      $ 5,180
Less: Accumulated Amortization                                         (1,484)      (1,148)
                                                                      -------      -------
     Net Buildings (included in Property & Equipment)                 $ 3,696      $ 4,032
                                                                      =======      =======

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2002:

                      Year ending                                Minimum Lease
                      December 31,                                  Payments
                      ------------                               -------------
                                                                (in thousands)
                         2003                                       $ 1,159
                         2004                                         1,159
                         2005                                         1,154
                         2006                                         1,015
                         2007                                           809
                      Thereafter                                      4,536
                                                                    -------
Total minimum lease payments                                          9,832
Less: Amount representing estimated executory costs,
included in total minimum lease payments                               (208)
                                                                    -------
Net minimum lease payments                                            9,624
Less: Amount representing interest                                   (4,077)
                                                                    -------
Present value of net minimum lease payments *                       $ 5,547
                                                                    =======

* Reflected in the balance sheet as current and non-current obligations under capital leases of $535 and $5,012, respectively.

9. RELATED PARTY TRANSACTIONS

      Leases

      Certain officers of Hometown lease to the dealerships the premises under various leases, two of which are classified as capital leases. See Notes 4, 8 and 14. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. As of December 31, 2002 the mortgage debt balance is $4.9 million and the capital lease obligation recorded by Hometown is $4.4 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

Due from related parties are as follows:

                                                              12/31/02  12/31/01
                                                              --------  --------
                                                                (in thousands)
Note receivable from a company owned by an officer of
Hometown, non-interest bearing with payment due monthly
of $3,000                                                       $ 85      $121
Other, net                                                        37        40
                                                                ----      ----
    Total                                                       $122      $161
                                                                ====      ====

10. CAPITAL STRUCTURE AND PER SHARE DATA

      Preferred Stock

      Hometown's Certificate of Incorporation provides that its Board of Directors has the authority, without further action by the holders of the outstanding Common Stock, to issue up to two million shares of Preferred Stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. As of December 31, 2002 and 2001, Hometown does not have any Preferred Stock outstanding. The designations, rights and preferences of any Preferred Stock would be set forth in a Certificate of Designation which would be filed with the Secretary of the State of Delaware.

Common Stock - Class A and Class B

      The Class A Common Stock and the Class B Common Stock each have a par value of $.001 per share and are identical in all respects, except voting rights and the convertibility of the

Class B Common Stock. Subject to any special voting rights of any series of Preferred Stock that may be issued in the future, the holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Except as otherwise required by law, both Class A Common Stock and Class B Common Stock vote together as one class on all matters to be voted on by stockholders of Hometown, including the election of directors. Class A Common Stock is not convertible. The Class B Common Stock is convertible into Class A Common Stock on a share for share basis, at any time at the election of the holder and is automatically converted into Class A Common Stock upon any transfer to a person who is not then an officer or director of Hometown or of a subsidiary of Hometown. All of the outstanding shares of Class B Common Stock, representing approximately 91% of the aggregate voting power of Hometown, are beneficially owned by the principals of the Core Operating Companies, including a majority of the Board of Directors of Hometown. Neither class of Common Stock has redemption, preemptive or sinking fund rights. Holders of both classes of Common Stock are entitled to dividends as and when declared by the Board of Directors from funds legally available therefore and, upon liquidation, dissolution or winding up of Hometown, to participate ratably in all assets remaining after payment of all liabilities. All shares of Common Stock issued and outstanding are fully-paid and non-assessable.

      In the fourth quarter of 2002, Hometown's Board of Directors authorized a stock buy-back program to acquire up to 350,000 shares of Hometown's outstanding common stock. As of December 31, 2002, no shares have been acquired.

      Warrants

      In connection with the "Private Equity Financing", see Note 11, Hometown issued warrants that entitled the holders to purchase up to 487,498 shares of Class A Common Shares at a purchase price of $1.20 per share, exercisable over a three-year period.

      In connection with the Initial Public Offering, Hometown granted to the Paulson Securities (the "Representative"), Representative's Warrants, entitling the holders thereof to purchase up to 180,000 shares of Class A Common Stock at a purchase price of $10.80 per share over a four-year period commencing one year from the effective date of the Offering.

      Per Share Data

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,378,000, 1,283,000 and 482,000 shares of common stock were outstanding during 2002, 2001 and 2000, respectively. The options and warrants were not included in the computation of diluted earnings (loss) per share because either the option and warrant prices were greater than the average market price of the common shares, or the effect would be anti-dilutive. The Company had potentially dilutive securities related to a stock guarantee issued in connection with an acquisition of approximately 1,900,000 common shares as of December 31, 2000 that was not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

The basic and diluted (loss) per share for the year ended December 31, 2002 is $(3.20), which includes basic and diluted income per share before cumulative effect of accounting change of $0.10 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. The basic and diluted (loss) per share for the year ended December 31, 2001 is $(0.32). See
Note 5 to the consolidated financial statements for the effect of discontinuing the recording of goodwill amortization effective January 1, 2002 and recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

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

      Corey Shaker, Steven Shaker and William Muller, Jr. are officers of the Hometown. Joseph Shaker was a Director of Hometown in July 2001 and became an officer of Hometown in August 2002.

      This was recorded as an increase in additional paid in capital in July 2001. At December 31, 2001, William Muller, Jr. owed Hometown $30,000. This is recorded in subscriptions receivable which is a reduction to additional paid in capital at December 31, 2001. This was subsequently paid to Hometown during the second quarter of 2002 and was recorded as a paid subscription receivable which is an addition to paid in capital.

12. INCOME TAXES

                                      12/31/02     12/31/01       12/31/00
                                      --------     --------       --------
                                                (in thousands)
      Federal:
          Current                       $ --       $  (377)       $(1,275)
          Deferred                       428          (485)          (479)
      State:
          Current                         19           (20)          (191)
          Deferred                        24          (132)           (72)
                                        ----       -------        -------
         Total Income Taxes             $471       $(1,014)       $(2,017)
                                        ====       =======        =======

      Actual income tax expense differs from income tax expense computed by applying a U.S. federal statutory corporate tax rate of 34% to income (losses) before income taxes as follows:

                                                  12/31/02   12/31/01    12/31/00
                                                  --------   --------    --------
      Provision at the statutory rate               34.0%     (34.0%)     (34.0%)
      Increase (decrease) resulting from:
          State income tax, net of benefit for
             Federal deduction                       2.3%      (3.1%)      (3.1%)
          Non-deductible goodwill                     --        4.9%        2.2%
          Other                                      1.5%        --         0.2%
                                                    ----      -----       -----
      Effective tax rate                            37.8%     (32.2%)     (34.7%)
                                                    ====      =====       =====

      Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                                   12/31/02      12/31/01
                                                                   --------      --------
                                                                       (in thousands)
      Deferred income taxes and taxes receivable - short-term:
      Current net operating loss carryforward                       $   478       $ 1,276
      Reserves and accruals not deductible until paid                   459           117
      Tax on current portion of deferred revenue                        205           191
      Tax prepayments and prior year overpayments                       103            97
                                                                    -------       -------
                   Total                                            $ 1,245       $ 1,681
                                                                    =======       =======

                                                                   12/31/02      12/31/01
                                                                   --------      --------
                                                                       (in thousands)
      Deferred tax assets - long-term (a):
      Tax assets related to goodwill                                $ 3,169       $    --
      Long term net operating loss carryforward                       1,323         1,143
      Tax on long term portion of deferred revenue                      290           315
      Deferred tax on capital leases treated as
      operating leases for tax purposes                                 284           228
      Valuation allowance (b)                                        (4,092)         (242)
                                                                    -------       -------
                   Total                                            $   974       $ 1,444
                                                                    =======       =======

      Deferred tax liabilities - long-term:
      Amortization of goodwill                                      $    --       $  (424)
      Depreciation                                                      (73)         (111)
      Other                                                             (45)         (186)
                                                                    -------       -------
                   Total                                            $  (118)      $  (721)
                                                                    =======       =======

      Net deferred tax assets - short term                          $ 1,142       $ 1,584
      Net deferred tax assets - long term                             4,948           965
      Valuation allowance on long-term assets (c)                    (4,092)         (242)
                                                                    -------       -------
      Net deferred tax asset                                        $ 1,998       $ 2,307
                                                                    =======       =======

      (a) Long-term deferred tax assets are recorded in other assets in the consolidated balance sheets.

      (b) Hometown has provided a full valuation allowance on the deferred tax asset related to goodwill and a partial valuation allowance on its net operating losses because the realization of these assets are not assured.

      (c) In connection with the adoption of SFAS 142, discussed in Note 5, Hometown recorded a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded.

13. ADVERTISING AND PROMOTION

      Hometown expenses advertising and promotion as incurred. Advertising and promotion expenses included in Selling, General and Administrative Expenses, net of manufacturers' rebates and assistance, were approximately $2.9 million, $3.1 million, and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Manufacturers advertising rebates and assistance was approximately $0.6 million, $0.4 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Certain manufacturers will charge Hometown for national and regional advertising. These charges are included in the cost of vehicles sold by Hometown. The expense is recognized in cost of sales upon the sale of the vehicle. This accounting is consistent with industry practice.

14. OPERATING LEASES

      Hometown has executed leases for the premises occupied by its dealerships. Certain of the leases are with related parties. Hometown also has operating leases relating to its data processing equipment. The minimum rental commitments required under these operating leases after December 31, 2002 are as follows:

      Year ending December 31,   Total Obligation  Related Parties      Other
      ------------------------   ----------------  ---------------      -----
                                                   (in thousands)
      2003                            $ 1,884          $  912          $  972
      2004                              1,862             912             950
      2005                              1,613             912             701
      2006                              1,442             912             530
      2007                              1,368             912             456
      Thereafter                        5,448           5,092             356
                                      -------          ------          ------
      Total (1)                       $13,617          $9,652          $3,965
                                      =======          ======          ======

      (1) Minimum rental commitments have not been reduced by minimum sub-lease rentals of $180,000 per year, expiring June 30, 2005. The sub-tenant stopped paying this rent June 30, 2002. See Note 15.

      Total expense for operating leases and rental agreements was $1,938,000, $2,085,000 and $2,095,000 for the years ending December 31, 2002, 2001 and 2000, respectively. Rental expense for the years ending December 31, 2002 and 2001, does not include sub-lease income received of $93,000 and $120,000, respectively.

      Total expense for operating leases and rental agreements with related parties was $912,000, $912,000 and $912,000 for the years ending December 31, 2002, 2001 and 2000 respectively.

15. COMMITMENTS AND CONTINGENCIES

      Litigation

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and counterclaim and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, directors and formerly executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, in an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief. Salvatore A. Vergopia and Edward A. Vergopia have also commenced a second action for defamation against Hometown and its Chief Executive Officer, which has been consolidated with the action initially filed.

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

Universal Underwriters Group ("Universal"), Hometowns insurance provider, commenced a lawsuit against The Chubb Group of Insurance Companies ("Chubb"), Hometown's Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopia's for discovery and case management purposes. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopia's claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Chubb, to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal. Hometown has brought counterclaims against Universal and a cross-claim for declaratory judgment against Chubb. Hometown maintains that the insurers are obligated to defend and indemnify on all claims brought by the Vergopias. Discovery is ongoing on this matter. Hometown believes it has meritorious claims and is vigorously defending this action and prosecuting its counterclaims and cross-claims. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

      Hometown from time to time may be a defendant in lawsuits arising from normal business activities. Management reviews pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 13 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 2002, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $103,000.

      (ii) Portfolio of 4 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 2002, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $33,000.

      The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of December 31, 2002, Hometown has reserved $70,000 against a total maximum payout of $136,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

      The same dealership during fiscal 2000 and 2001 partially guaranteed 52 loans totaling approximately $600,000 advanced by Ford Motor Credit Co. to a certain limousine customer. As of December 31, 2002, Hometown has reserved $0 against a total maximum payout of $600,000 for these loans. Hometown has not reserved for these loans due to the expected fair value of the vehicles approximating or exceeding the unamortized portion of the loan balance.

      There are also 17 loans whose liens were not properly perfected totaling approximately $126,000 as of December 31, 2002. Hometown will be required to pay the remaining loan balance should the customer's default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $8,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicle.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of December 31, 2002 the mortgage debt balance is $4.9 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.4 million at December 31, 2002. See Notes 7 and 8 to the consolidated financial statements.

      Warranties

      Hometowns new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty; whereby the part and certain labor costs are covered under the limited manufacturer warranty.

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At December 31, 2002 and 2001, Hometown has a reserve of $172,000 and $226,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                               Balance At        Additions To
                              Beginning of         Costs and                          Balance At
Reserve for Policy Work           Year             Expenses         Deductions        End of Year
-----------------------       ------------       ------------       ----------        -----------
  Year Ended 12/31/02           $226,000           $800,000         $(854,000)         $172,000
  Year Ended 12/31/01           $158,000           $947,000         $(879,000)         $226,000
  Year Ended 12/31/00          $180,000           $775,000         $(797,000)         $158,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships discussed in "Finance, Insurance and Service Contract Income Recognition" above.

      Franchise Agreements

      On March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies during the next six months. Toyota has expressed concerns that the financial resources of the Toyota dealerships are being used to finance the cash flow deficits of affiliated companies and that because of this the Toyota dealerships do not meet their net working capital requirements by approximately $1.0 million. Toyota has also requested that Hometown provide a written action plan and consolidated financial forecast. Toyota has also expressed concerns about the impact of Ford Motor Credits financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed in Item. 3, Management's Discussion and Analysis - Litigation and in Note 15 to the consolidated financial statements. Hometown is developing plans to correct the operational deficiencies that would bring Hometown into compliance. These plans include various alternatives such as; obtaining an outside line of credit, private equity financing, sale of real property, sale of a dealership, and advances on warranty income from Hometown's Extended Service Plan vendor. In addition, Hometown will be in monthly contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at December 31, 2002 had combined revenues of $100.6 million and pre-tax income before allocation of corporate costs of $2.5 million. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

16. EMPLOYEE BENEFIT PLANS

      Hometown maintains the Hometown Auto Retailers, Inc. 401(k) Plan (the "Plan") for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitation. Hometown may make annual matching contributions to the Plan at its discretion. No contributions are to be made by Hometown to the Plan for the years ended December 31, 2002, 2001 and 2000.

17. STOCK OPTION PLAN

      In February 1998, as further amended in August 2002, in order to attract and retain persons necessary for the success of Hometown, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 830,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan, officers, directors, key employees of Hometown and consultants to Hometown are eligible to receive incentive and/or non-incentive stock options. The Stock Option Plan, which expires in January 2008, is administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

      The following tables summarize information about stock option activity and amounts:

                                                                              Weighted
                                        Number of       Weighted Average    Average Fair
                                         Shares         Price per Share         Value
                                        ---------       ----------------    ------------
Balance at December 31, 1999             274,200             $ 8.01
Options Granted                           50,000               1.24            $ 0.65
Canceled                                 (22,200)              7.30
                                         -------             ------
Balance at December 31, 2000             302,000             $ 7.24
Options Granted                          368,000               1.69            $ 0.33
Canceled                                 (54,250)              4.42
                                         -------             ------
Balance at December 31, 2001             615,750             $ 4.17
Options Granted                          120,000                .51            $ 0.33
Canceled                                 (25,000)              2.97
                                         -------             ------
Balance at December 31, 2002             710,750             $ 3.60
                                         =======             ======
Exercisable at December 31, 2000         161,333             $ 8.63
                                         =======             ======
Exercisable at December 31, 2001         283,668             $ 7.18
                                         =======             ======
Exercisable at December 31, 2002         414,914             $ 5.26
                                         =======             ======

                       Number of          Weighted              Weighted
    Range of            Options            Average          Average Exercise           Options
    Exercise         Outstanding at       Remaining              Price               Exercisable         Weighted Avg.
     Prices             12/31/02            Life               Per Share             at 12/31/02        Exercise Price
    --------         --------------       ---------         ----------------         -----------        --------------
$0.42 to $0.65          120,000             4.34                 $ 0.51                 33,334              $ 0.53
$0.68 to $1.50          221,875             4.56                 $ 1.11                100,623              $ 1.13
$2.25 to $3.00          161,875             3.18                 $ 2.39                 73,957              $ 2.55
$9.00                   207,000             0.70                 $ 9.00                207,000              $ 9.00
                        -------             ----                 ------                -------              ------
                        710,750             3.09                 $ 3.60                414,914              $ 5.26
                        =======             ====                 ======                =======              ======

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

      In 2002, the dividend yield was assumed to be 0%, the risk-free interest rate ranged from 3.4% to 4.4%, the expected option life was 5 years and the expected volatility was 75%. In 2001, the dividend yield was assumed to be 0%, the risk-free interest rate ranged from 4.0% to 4.98%, the expected option life was 5 years and the expected volatility was 75%. In 2000, the dividend yield was assumed to be 0%, the risk-free interest rate was 6.00%, the expected option life was 3 years and the expected volatility was 73.58%.

      See Note 2 for impact of accounting for stock options using the fair value method of accounting according to SFAS 123.

18. OTHER INCOME / OTHER EXPENSE

      The significant components of Other Income and Other Expense are:

                                              12/31/02     12/31/01     12/31/00
                                              --------     --------     --------
                                                         (in thousands)
Other Income:
Gain on sale of Morristown franchise            $  --        $ 254          --
Insurance claim proceeds                           40           --          --
Other                                              12           --          --
                                                -----        -----        ----
Total Other Income                              $  52        $ 254          --
                                                =====        =====        ====
Other Expense:
Impairment of Assets                            $(150)       $  --        $ --
Miscellaneous                                      (8)          (8)        (23)
                                                -----        -----        ----
Total Other Expense                             $(158)       $  (8)       $(23)
                                                =====        =====        ====

      As of December 31, 2002, Hometown recorded a $150,000 asset impairment charge to write-down the asset to fair value for assets that are held for sale. See Notes 2 and 3. The impairment charge is included in Other Expense in Hometown's Consolidated Statements of Operations for the year ended December 31, 2002.

      In January 2001, Hometown sold the franchise for its Morristown, NJ store back to Lincoln Mercury for $0.7 million in cash. Hometown received the purchase price plus $40,000 for parts returned, and paid out a broker's commission of $35,000. The transaction resulted in Hometown recording a $254,000 gain on the sale, which is included in Other Income in Hometown's Consolidated Statements of Operations for the year ended December 31, 2001.

19. ACQUISITIONS

      On April 1, 1999, Hometown acquired Newburgh Toyota. The purchase price was $2.9 million in cash, 100,000 shares of Hometown Class A Common Stock and the assumption of floor plan and various other debt for the fully capitalized operation. The acquisition resulted in goodwill of approximately $2.7 million. See Note 5.

      Hometown guaranteed that stock issued in connection with this acquisition will have a market value of at least $1,000,000 by March 31, 2001. Such amount was included in the original purchase accounting. On June 28, 2001, an agreement was signed with the former owners settling the guarantee whereby Hometown issued 200,000 shares of Hometown stock and paid $240,000, paid in monthly installments through December 31, 2002 and a monthly profit sharing payment equal to 20% of Newburgh Toyota's monthly pre-tax income over $57,142 for the period from April 1, 2001 to December 31, 2002. In accordance with APB No. 16, the issuance of the 200,000 shares and the cash settlement did not result in a change in purchase accounting as the original purchase accounting contemplated the guaranteed stock price and because the settlement is outside the allocation period. The cash settlement is being accounted for as a period expense. At December 31, 2002 all amounts related to the guaranty have been paid.

      On January 12, 2000, Hometown completed the acquisition of a Jeep franchise in Brattleboro, Vermont for $0.6 million. As part of this acquisition, Hometown also purchased the new vehicle inventory totaling $0.3 million. The operations of this franchise have been included as part of Hometowns existing Brattleboro Chrysler/Plymouth/Dodge dealership. This acquisition has been accounted for using the purchase method of accounting, resulting in goodwill of approximately $0.8 million. See Note 5.

                            QUARTERLY FINANCIAL DATA
                 For the years ended December 31, 2002 and 2001
                      (in thousands, except per share data)
                                   (unaudited)

                                      2002

                                                 1st Qtr.          2nd Qtr.         3rd Qtr.          4th Qtr.        Total Year
                                               -----------       -----------      -----------       -----------       -----------
                                               (Restated)*
Net Sales                                      $    65,093       $    73,002      $    74,348       $    57,296       $   269,739
Cost of sales                                       55,486            62,901           63,886            48,799           231,072
Income (loss) before taxes and
   cumulative effect of accounting change              405               509              879              (546)            1,247
Income (loss) before cumulative effect         ----------------------------------------------------------------------------------
   of accounting change                                235               309              558              (326)              776
                                               ----------------------------------------------------------------------------------
Cumulative effect of accounting change             (23,708)               --               --                --           (23,708)
                                               ----------------------------------------------------------------------------------
Net income (loss)                              $   (23,473)      $       309      $       558       $      (326)      $   (22,932)
                                               ----------------------------------------------------------------------------------

Per share information:
Earnings (loss) per share, basic
   Before cumulative effect of accounting
        change                                 $      0.03       $      0.04      $      0.07       $     (0.05)      $      0.10
  Cumulative effect of accounting change             (3.30)               --               --                --             (3.30)
                                               ----------------------------------------------------------------------------------
Earnings (loss) per share, basic               $     (3.27)      $      0.04      $      0.07       $     (0.05)      $     (3.20)
                                               ----------------------------------------------------------------------------------

Earnings (loss) per share, diluted
   Before cumulative effect of accounting
        change                                 $      0.03       $      0.04      $      0.07       $     (0.05)      $      0.10
  Cumulative effect of accounting change             (3.30)               --               --                --             (3.30)
                                               ----------------------------------------------------------------------------------
Earnings (loss) per share, diluted             $     (3.27)      $      0.04      $      0.07       $     (0.05)      $     (3.20)
                                               ----------------------------------------------------------------------------------

Weighted average shares, basic                     7,175.1           7,175.1          7,175.1           7,175.1           7,175.1
Weighted average shares, diluted                   7,175.1           7,175.1          7,175.1           7,175.1           7,175.1

*-    Restated to reflect the adoption of SFAS 142.

                                      2001

                                                 1st Qtr.          2nd Qtr.         3rd Qtr.          4th Qtr.        Total Year
                                               -----------       -----------      -----------       -----------       -----------
                                               (Restated)*
Net Sales                                      $    60,647       $    74,454      $    71,517       $    69,142       $   275,760
Cost of sales                                       51,457            63,311           61,277            59,900           235,945
Income (loss) before taxes                             464               900           (2,676)           (1,838)           (3,150)
                                               ----------------------------------------------------------------------------------
Net income (loss)                              $       197       $       609      $    (1,746)      $    (1,196)      $    (2,136)
                                               ----------------------------------------------------------------------------------

Per share information:
Earnings (loss) per share, basic               $      0.03       $      0.10      $     (0.24)      $     (0.17)      $     (0.32)
Earnings (loss) per share, diluted             $      0.02       $      0.10      $     (0.24)      $     (0.17)      $     (0.32)

Weighted average shares, basic                     6,000.1           6,000.1          7,175.1           7,175.1           6,592.4
Weighted average shares, diluted                   8,032.3           6,200.1          7,175.1           7,175.1           6,592.4

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders and Directors of Hometown Auto Retailers, Inc.

      The audit referred to in our report dated March 7, 2003 relating to the consolidated financial statements of Hometown Auto Retailers, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audit.

      In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


Valhalla, New York                      BDO Seidman, LLP
March 7, 2003

      This is a copy of the audit report on schedule previously issued by Arthur Andersen LLP in connection with Hometown Auto Retailers, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hometown Auto Retailers, Inc.

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Hometown Auto Retailers, Inc. included in this annual report on Form 10K and have issued our report thereon dated April 12, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

      As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 have been restated.


                                        ARTHUR ANDERSEN LLP
Stamford, Connecticut
May 23, 2002

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2002, 2001 and 2000

                                                                Additions
                                                 Balance at     charged to    Deductions,        Other       Balance at
                                                 Beginning      Costs and       net of        Adjustments        End
Account Description                               of Year        Expenses     Write-offs          (1)          of Year
                                                 ---------      ----------    ----------      -----------    ----------
Reserve for finance contract charge-backs
    Year ended December 31, 2002                 $ 113,000      $ 367,000      $(318,000)      $      --      $162,000
                                                 =========      =========      =========       =========      ========
    Year ended December 31, 2001                 $  96,000      $ 277,000      $(260,000)      $      --      $113,000
                                                 =========      =========      =========       =========      ========
    Year ended December 31, 2000                 $ 187,000      $ 242,000      $(333,000)      $      --      $ 96,000
                                                 =========      =========      =========       =========      ========

Reserve for insurance contract charge-backs
    Year ended December 31, 2002                 $  23,000      $  37,000      $ (25,000)      $      --      $ 35,000
                                                 =========      =========      =========       =========      ========
    Year ended December 31, 2001                 $   3,000      $  39,000      $ (19,000)      $      --      $ 23,000
                                                 =========      =========      =========       =========      ========
    Year ended December 31, 2000                 $   5,000      $  13,000      $ (15,000)      $      --      $  3,000
                                                 =========      =========      =========       =========      ========

Reserve for service contract charge-backs
     Year ended December 31, 2002                $ 134,000      $  47,000      $ (85,000)      $      --      $ 96,000
                                                 =========      =========      =========       =========      ========
    Year ended December 31, 2001                 $  43,000      $ 203,000      $(112,000)      $      --      $134,000
                                                 =========      =========      =========       =========      ========
    Year ended December 31, 2000                 $  73,000      $  48,000      $ (78,000)      $      --      $ 43,000
                                                 =========      =========      =========       =========      ========

Reserve for uncollectible long-term
    finance contracts
    Year ended December 31, 2002                 $      --      $      --      $      --       $      --      $     --
                                                 =========      =========      =========       =========      ========
    Year ended December 31, 2001                 $      --      $      --      $      --       $      --      $     --
                                                 =========      =========      =========       =========      ========
    Year ended December 31, 2000                 $ 443,000      $      --      $(443,000)      $      --      $     --
                                                 =========      =========      =========       =========      ========

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS - Continued
              For the years ended December 31, 2002, 2001 and 2000

                                                                Additions
                                                 Balance at     charged to    Deductions,        Other        Balance at
                                                 Beginning      Costs and       net of        Adjustments        End
Account Description                               of Year        Expenses     Write-offs          (1)          of Year
                                                 ---------      ----------    ----------      -----------     ----------
Reserve for guarantees on finance
    Contracts
    Year ended December 31, 2002                 $ 377,000      $ (99,000)     $(200,000)      $      --      $   78,000
                                                 =========      =========      =========       =========      ==========
    Year ended December 31, 2001                 $1,205,000     $ 312,000      $(789,000)      $(351,000)     $  377,000
                                                 =========      =========      =========       =========      ==========
    Year ended December 31, 2000                 $ 380,000      $ 825,000      $      --       $      --      $1,205,000
                                                 =========      =========      =========       =========      ==========

Reserve for policy work expenses
    Year ended December 31, 2002                 $ 226,000      $ 800,000      $(854,000)      $      --      $  172,000
                                                 =========      =========      =========       =========      ==========
    Year ended December 31, 2001                 $ 158,000      $ 947,000      $(879,000)      $      --      $  226,000
                                                 =========      =========      =========       =========      ==========
    Year ended December 31, 2000                 $ 180,000      $ 775,000      $(797,000)      $      --      $  158,000
                                                 =========      =========      =========       =========      ==========

Allowance for doubtful accounts
    Year ended December 31, 2002                 $ 250,000      $  76,000      $(119,000)      $      --      $  207,000
                                                 =========      =========      =========       =========      ==========
    Year ended December 31, 2001                 $ 904,000      $ 109,000      $(763,000)      $      --      $  250,000
                                                 =========      =========      =========       =========      ==========
    Year ended December 31, 2000                 $ 100,000      $ 804,000      $      --       $      --      $  904,000
                                                 =========      =========      =========       =========      ==========

(1) The adjustment of $351,000 to the Reserve for guarantees on finance contracts for the year ended December 31, 2001 represents a transfer to accounts payable for a portion of the liability that became fixed.