Form 10-Q
period 2003-03-31
HOMETOWN AUTO RETAILERS INC
filed 2003-05-14
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     Title                                         Outstanding
  --------------------------------------------------             --------------
  Common Stock, Class A, par value $.001 per share                  3,564,605
  Common Stock, Class B, par value $.001 per share                  3,610,500

                                      INDEX

PART I.    FINANCIAL INFORMATION                                            Page

ITEM 1.    Consolidated Balance Sheets at March 31, 2003 (Unaudited)
           and December 31, 2002 (Audited)                                    3

           Unaudited Consolidated Statements of Operations for three
           months ended March 31, 2003 and 2002 (Restated)                    4

           Unaudited Consolidated Statements of Stockholders' Equity
           for the three months ended March 31, 2003 and 2002 (Restated)      5

           Unaudited Consolidated Statements of Cash Flows for three
           months ended March 31, 2003 and 2002 (Restated)                    6

           Notes to Unaudited Consolidated Financial Statements               7

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         15

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk        24

ITEM 4.    Controls and Procedures                                           24

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                   27

CERTIFICATIONS                                                               28

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hometown Auto Retailers, Inc. ("Hometown") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Hometown's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Hometown. Although Hometown believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Hometown or any other person that the objectives and plans of Hometown will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business", "Certain Factors That May Affect Future Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                March 31,           December 31,
                                      ASSETS                                       2003                 2002
                                                                               (Unaudited)
                                                                               -----------          ------------
Current Assets:
   Cash and cash equivalents                                                     $  5,593             $  3,624
   Accounts receivable, net                                                         5,743                4,883
   Inventories, net                                                                38,721               39,169
   Prepaid expenses and other current assets                                          567                  510
   Deferred income taxes and taxes receivable                                       1,283                1,245
                                                                                 --------             --------
     Total current assets                                                          51,907               49,431

Property and equipment, net                                                        12,812               12,882
Other assets                                                                        1,529                1,503
                                                                                 --------             --------
     Total assets                                                                $ 66,248             $ 63,816
                                                                                 ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                                                      $ 40,767             $ 38,522
   Accounts payable and accrued expenses                                            5,742                5,072
   Current maturities of long-term debt and capital lease obligations               1,107                1,164
   Deferred revenue                                                                   584                  588
                                                                                 --------             --------
     Total current liabilities                                                     48,200               45,346

Long-term debt and capital lease obligations                                       12,783               13,059
Long-term deferred income taxes                                                       108                  118
Long-term deferred revenue                                                            728                  743
                                                                                 --------             --------
     Total liabilities                                                             61,819               59,266

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                                        --                   --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,564,605 and 3,563,605 shares issued and
   outstanding                                                                          3                    3
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,610,500 and 3,611,500 shares issued and
   outstanding                                                                          4                    4
   Additional paid-in capital                                                      29,760               29,760
   Accumulated deficit                                                            (25,338)             (25,217)
                                                                                 --------             --------
     Total stockholders' equity                                                     4,429                4,550
                                                                                 --------             --------
     Total liabilities and stockholders' equity                                  $ 66,248             $ 63,816
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

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                            For the Three Months
                                                                                Ended March 31,
                                                                      -----------------------------------
                                                                          2003                    2002
                                                                                               (Restated)
                                                                      -----------             -----------
Revenues
   New vehicle sales                                                  $    35,930             $    36,655
   Used vehicle sales                                                      16,394                  20,114
   Parts and service sales                                                  6,216                   6,102
   Other, net                                                               1,780                   2,222
                                                                      -----------             -----------
      Total revenues                                                       60,320                  65,093

Cost of sales
   New vehicle                                                             33,620                  34,362
   Used vehicle                                                            14,818                  18,332
   Parts and service                                                        2,922                   2,792
                                                                      -----------             -----------
      Total cost of sales                                                  51,360                  55,486
                                                                      -----------             -----------
      Gross profit                                                          8,960                   9,607

Selling, general and administrative expenses                                8,386                   8,413
                                                                      -----------             -----------
      Income from operations                                                  574                   1,194

   Interest income                                                              7                      17
   Interest (expense)                                                        (778)                   (810)
   Other income                                                                13                       6
   Other (expense)                                                             (3)                     (2)
                                                                      -----------             -----------
      Income (loss) before taxes and cumulative effect of
          accounting change                                                  (187)                    405
      Provision (benefit) for income taxes                                    (66)                    170
                                                                      -----------             -----------
      Income (loss) before cumulative effect of accounting
           change                                                            (121)                    235
      Cumulative effect of accounting change                                   --                 (23,708)

                                                                      -----------             -----------
Net (loss)                                                            $      (121)            $   (23,473)
                                                                      ===========             ===========
Earnings (loss) per share, basic
     Before cumulative effect of accounting change                    $     (0.02)            $      0.03
     Cumulative effect of accounting change                                    --                   (3.30)
                                                                      -----------             -----------
Earnings (loss) per share, basic                                      $     (0.02)            $     (3.27)
                                                                      ===========             ===========
Earnings (loss) per share, diluted
     Before cumulative effect of accounting change                    $     (0.02)            $      0.03
     Cumulative effect of accounting change                                    --                   (3.30)
                                                                      -----------             -----------
Earnings (loss) per share, diluted                                    $     (0.02)            $     (3.27)
                                                                      ===========             ===========

Weighted average shares outstanding, basic                              7,175,105               7,175,105
Weighted average shares outstanding, diluted                            7,175,105               7,175,105

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                        Class A                    Class B                              Retained
                                      Common Stock               Common Stock           Additional       Earnings          Total
                                 -----------------------   -------------------------      Paid-in     (Accumulated    Stockholders'
                                  Shares         Amount      Shares          Amount       Capital        Deficit)         Equity
                                  ------         ------      ------          ------       -------        --------         ------
 Balance at
     December 31, 2001             3,562         $   3        3,613          $   4         $29,730       $ (2,285)       $ 27,452
 Conversion of Class B Common
 to Class A Common                     2            --           (2)            --              --             --              --
 Net loss                             --            --           --             --              --        (23,473)        (23,473)
                                   -----         -----       ------          -----         -------       --------        --------
 Balance at
  March 31, 2002
 (Restated)                        3,564         $   3        3,611          $   4         $29,730       $(25,758)       $  3,979
                                   =====         =====       ======          =====         =======       ========        ========

 Balance at
    December 31, 2002              3,564         $   3        3,611          $   4         $29,760       $(25,217)       $  4,550
 Conversion of Class B Common
 to Class A Common                     1            --           (1)            --              --             --              --
 Net loss                             --            --           --             --              --           (121)           (121)
                                   -----         -----       ------          -----         -------       --------        --------
 Balance at
 March 31, 2003                    3,565         $   3        3,610          $   4         $29,760       $(25,338)       $  4,429
                                   =====         =====       ======          =====         =======       ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   For the Three Months ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                  2003                 2002
                                                                                                    (Restated)
                                                                                 -------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                       $  (121)            $(23,473)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities -
   Cumulative effect of accounting change                                             --               23,708
   Depreciation and amortization                                                     349                  283
  (Gain) on sale of fixed assets                                                      (3)                  --
   Deferred income taxes                                                             (81)                  24
   Changes in assets and liabilities:
      Accounts receivable, net                                                      (812)                (715)
      Inventories, net                                                               708               (3,248)
      Prepaid expenses and other current assets                                      (75)                (153)
      Other assets                                                                    16                  149
      Floor plan notes payable                                                     2,245                4,749
      Accounts payable and accrued expenses                                          670                 (567)
      Deferred revenue                                                                (4)                  68
      Other long term liabilities and deferred revenue                               (15)                  75
                                                                                 -------             --------
   Net cash provided by operating activities                                       2,877                  900

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (236)                (658)
   Proceeds from sale of property and equipment                                        6                   --
                                                                                 -------             --------
   Net cash (used in) investing activities                                          (230)                (658)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt and capital lease obligations               (717)                (245)
   Proceeds from long-term borrowings                                                 39                   --
                                                                                 -------             --------
   Net cash (used in) financing activities                                          (678)                (245)

Net increase (decrease) in cash and cash equivalents                               1,969                   (3)
CASH AND CASH EQUIVALENTS, beginning of period                                     3,624                4,446
                                                                                 -------             --------
CASH AND CASH EQUIVALENTS, end of period                                         $ 5,593             $  4,443
                                                                                 =======             ========
 Cash paid for - Interest                                                        $   777             $    840
 Cash paid for - Taxes                                                           $    21             $    170
 Purchases financed by capital lease obligations                                 $   345             $     --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 10 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, Oldsmobile and Toyota.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002 (Restated), the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 (Restated), are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, which are included in the Hometown's filing of its annual report on Form 10-K.

      The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

      Stock-based Compensation

      At March 31, 2003, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan"). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                  Three Months Ended March 31,
                                                                    2003                2002
                                                                                     (Restated)
                                                                 ----------          ----------
                                                                           (in thousands)
      Net (loss), as reported                                    $     (121)         $  (23,473)
      Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects (1)                    (23)                (28)
                                                                 ----------          ----------
      Pro forma net (loss)                                       $     (144)         $  (23,501)
                                                                 ==========          ==========
      Earnings (loss) per share:
      Basic, as reported                                         $    (0.02)         $    (3.27)
      Basic, pro forma                                           $    (0.02)         $    (3.28)

      Diluted, as reported                                       $    (0.02)         $    (3.27)
      Diluted, pro forma                                         $    (0.02)         $    (3.28)

      (1) All awards refers to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

3.    EARNINGS PER SHARE

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,428,000 and 1,288,000 shares of common stock were outstanding during the 2003 and 2002 periods, respectively, but were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive.

4.    GOODWILL - RESTATEMENT OF MARCH 31, 2002 FINANCIAL STATEMENTS

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

      During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the three months ended March 31, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded.

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

      The effect of the charge on the 2002 first quarter financial statements, and the restated 2002 first quarter financial statements is as follows:

                                                                    Three Months Ended March 31, 2002
                                                                               (in thousands)
                                                             As Reported      Effect of Change           Restated
      Reported net income                                     $      235         $       --             $      235
      Less: Cumulative effect of accounting change                    --            (23,708)               (23,708)
                                                              ----------         ----------             ----------
      Adjusted net income (loss)                              $      235         $  (23,708)            $  (23,473)
                                                              ==========         ==========             ==========

      Earnings (loss) per share, Basic
           Reported net income                                $     0.03         $       --             $     0.03
           Cumulative effect of accounting change                     --              (3.30)                 (3.30)
                                                              ----------         ----------             ----------
           Adjusted net income (loss)                         $     0.03         $    (3.30)            $    (3.27)
                                                              ==========         ==========             ==========

      Earnings (loss) per share, Diluted
           Reported net income                                $     0.03         $       --             $     0.03
           Cumulative effect of accounting change                     --              (3.30)                 (3.30)
                                                              ----------         ----------             ----------
           Adjusted net income (loss)                         $     0.03         $    (3.30)            $    (3.27)
                                                              ==========         ==========             ==========

      A summary of changes in Hometown's goodwill during the year ended December 31, 2002, is as follows:

                                         Balance at               Impairments               Balance at
   Reporting Unit                     December 31, 2001                                 December 31, 2002
                                                                (in thousands)
   --------------                     -----------------         --------------          -----------------
   Total Company                          $ 23,708                  $ 23,708                   $ --
                                          ========                  ========                   ====

      As of March 31, 2003 and December 31, 2002, Hometown's intangible assets consisted of the following:

                                             3/31/03           12/31/02
                                             -------           --------
                                                  (in thousands)
      Deferred finance charges                $ 267             $ 267
      Accumulated amortization                  (83)              (78)
      Non-compete agreement                     381               381
      Accumulated amortization                 (222)             (206)
                                              -----             -----
         Net intangible assets (a)            $ 343             $ 364
                                              =====             =====

      (a) These assets are included in Other Assets in the consolidated financial statements

5.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                              3/31/03           12/31/02
                                              -------           --------
                                                   (in thousands)
      New Vehicles                            $29,296            $29,236
      Used Vehicles                             7,000              7,264
      Parts, accessories and other              2,425              2,669
                                              -------            -------
         Total Inventories                    $38,721            $39,169
                                              =======            =======

      The lower of cost or market reserves were $0.6 million at March 31, 2003 and December 31, 2002.

6.    FLOOR PLAN NOTES PAYABLE

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

8.    COMMITMENTS AND CONTINGENCIES

      Litigation

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and counterclaim and intends to vigorously defend this action. In fact the landlord has leased the premises for the period January 29, 2003 through January 29, 2004 for a total of $120,000, to another tenant thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, directors and formerly executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, for an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief. Salvatore A. Vergopia and Edward A. Vergopia have also commenced a second action for defamation against Hometown and its Chief Executive Officer, which has been consolidated with the action initially filed.

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

      Universal Underwriters Group ("Universal"), Hometown's insurance provider, commenced a lawsuit against The Chubb Group of Insurance Companies ("Chubb"), Hometown's Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopia's for discovery and case management purposes. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopia's claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Chubb, to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal.

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

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 9 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of March 31, 2003, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $48,000.

      (ii) Portfolio of 11 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of March 31, 2003, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $58,000.

      The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of March 31, 2003, Hometown has reserved $45,000 against a total maximum payout of $106,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

      The same dealership during fiscal 2000 and 2001 partially guaranteed loans advanced by Ford Motor Credit Co. to a certain limousine customer. As of March 31, 2003, 22 of these loans remain outstanding. Hometown has reserved $0 against a total maximum payout of $253,000 for these loans. Hometown has not reserved for these loans due to the expected fair value of the vehicles approximating or exceeding the unamortized portion of the loan balance.

      There are also 33 loans whose liens were not properly perfected totaling approximately $251,000 as of March 31, 2003. Hometown will be required to pay the remaining loan balance should the customer's default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $41,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicles.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a

February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of March 31, 2003 the mortgage debt balance is $4.9 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.3 million at March 31, 2003.

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

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At March 31, 2003 and December 31, 2002 Hometown has a reserve of $148,000 and $172,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                                                          Additions To
                                                       Balance At           Costs and                         Balance At End of
             Reserve for Policy Work                Beginning of Year       Expenses          Deductions           Quarter
     ----------------------------------------      ----------------      ---------------     ------------       -------------
        Three Months Ended March 31, 2003               $172,000             99,000           (123,000)           $148,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships.

      Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At March 31, 2003 and December 31, 2002, Hometown had $1,237,000 of related deferred revenue. During the three months ended March 31, 2003, these dealerships generated approximately $128,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $128,000 of deferred revenue was amortized to Other Revenues, net. At March 31, 2003 and December 31, 2002, Hometown also had other deferred revenue of $75,000 and $94,000, respectively.

      Franchise Agreements

      On March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies during the next six months. Toyota has expressed concerns that the financial resources of the Toyota dealerships are being used to finance the cash flow deficits of affiliated companies and that because of this the Toyota dealerships do not meet their net working capital requirements by approximately $1.0 million. Toyota has also requested that Hometown provide a written action plan and consolidated financial forecast. Toyota has also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Note 8, Commitments and Contingencies - Litigation and in

Managements Discussion and Analysis - Litigation. Hometown is developing plans to correct the operational deficiencies that would bring Hometown into compliance. These plans include various alternatives such as; obtaining an outside line of credit, private equity financing, sale of real property, sale of a dealership, and advances on warranty income from Hometown's Extended Service Plan vendor. In addition, Hometown will be in monthly contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at December 31, 2002 had combined revenues of $100.6 million and pre-tax income before allocation of corporate costs of $2.5 million. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is based on the historical financial statements of Hometown Auto Retailers, Inc. and contains forward-looking statements that involve risks and uncertainties. Hometown's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on Hometown's annual report on Form 10-K for the year ended December 31, 2002.

Overview

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 10 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 10 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, Oldsmobile and Toyota.

Restatement Of Prior Years Financial Statements - Cumulative Effect of Accounting Change

      As discussed in Note 3, effective January 1, 2002, Hometown adopted SFAS
142. At that time, Hometown ceased recording goodwill amortization. SFAS 142 requires the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle.

      Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. According to the criteria under SFAS 142, it has been determined that Hometown is a single reporting unit.

      During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the three months ended March 31, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded.

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

      The effect of the charge on the 2002 first quarter financial statements and the restated 2002 first quarter financial statements is as follows:

                                                                     Three Months Ended March 31, 2002
                                                                               (in thousands)
                                                             As Reported      Effect of Change           Restated
                                                             -----------      ----------------          ----------

      Reported net income                                     $      235         $       --             $      235
      Less: Cumulative effect of accounting change                    --            (23,708)               (23,708)
                                                              ----------         ----------             ----------
      Adjusted net income (loss)                              $      235         $  (23,708)            $  (23,473)
                                                              ==========         ==========             ==========

      Earnings (loss) per share, Basic
           Reported net income                                $     0.03         $       --             $     0.03
           Cumulative effect of accounting change                     --              (3.30)                 (3.30)
                                                              ----------         ----------             ----------
           Adjusted net income (loss)                         $     0.03         $    (3.30)            $    (3.27)
                                                              ==========         ==========             ==========

      Earnings (loss) per share, Diluted
           Reported net income                                $     0.03         $       --             $     0.03
           Cumulative effect of accounting change                     --              (3.30)                 (3.30)
                                                              ----------         ----------             ----------
           Adjusted net income (loss)                         $     0.03         $    (3.30)            $    (3.27)
                                                              ==========         ==========             ==========

Three months ended March 31, 2003 compared with three months ended March 31, 2002.

The units sold by category for Hometown for the quarters ended March 31, 2003 and March 31, 2002, are as follows:

                                           For the three months
                                              ended March 31,
                                           2003             2002
                                          -----            -----
      New vehicle                         1,368            1,428
      Used vehicle - retail                 936            1,100
      Used vehicle - wholesale              612              697
                                          -----            -----
      Total units sold                    2,916            3,225
                                          =====            =====

      Revenue

      Total revenue decreased $4.8 million, or 7.4% to $60.3 million for three months ended March 31, 2003 from $65.1 million for three months ended March 31, 2002. This decrease was primarily due to: (i) decreased sales of used vehicles ($3.7 million); (ii) decreased new vehicle sales ($0.8 million) and (iii) decreased other revenues ($0.4 million), partially offset by increased parts and service sales ($0.1 million).

      Revenue from the sale of new vehicles decreased $0.8 million, or 2.2% from $36.7 million for the three months ended March 31, 2002 to $35.9 million for three months ended March 31, 2003. A decrease of 60 units sold in 2003 compared to 2002 ($1.5 million) was partially offset by a 2.3% increase in average selling price ($0.7 million). The decrease is primarily due to decreases at Hometown's Chrysler/Jeep ($0.9 million), Toyota ($0.4 million) and Chevy ($0.2 million) dealerships partially offset by an increase at Hometown's Mazda dealership ($0.8 million). The Chrysler/Jeep decrease was primarily due to a decrease of

38 units sold ($0.9 million) in the 2003 period compared to the 2002 period. The decrease in the Toyota dealerships was due to a decrease of 19 units in 2003 compared to 2002 ($0.4 million). Included in this was a decrease in fleet sales of 34 units ($0.5 million). Excluding fleet sales, other Toyota new vehicle sales increased $0.1 million due to the sale of 15 additional units ($0.4 million), partially offset by a 1.9% decrease in average selling price ($0.3 million). The decrease at the Chevy dealership was primarily due to a decrease of 9 units sold in 2003 compared to 2002 ($0.2 million), partially offset by an increase in the average selling price. The increase at the Mazda dealership was primarily due to an additional 40 units sold in 2003 compared to 2002 ($0.9 million), partially offset by a decrease in average selling price ($0.1 million).

      Revenue from the sale of used vehicles decreased $3.7 million, or 18.4% from $20.1 million for the three months ended March 31, 2002 to $16.4 million for three months ended March 31, 2003. This was due to a decrease of 164 units sold at retail ($2.3 million) combined with a 1.2% decrease in average selling price ($0.2 million) plus reduced used vehicles sales at wholesale ($1.2 million) due to a reduction of 85 units ($0.5 million) and lower average selling price ($0.7 million). A Lincoln Mercury / Mazda dealership accounted for $3.5 million of the decrease in used vehicles sales. This was primarily due to the dealership reducing emphasis on its high-end used car line during the second quarter of 2002, as Hometown experienced a significant drop off in demand for its high-end used car line and increased weakness on financing for these vehicles as the economy has weakened. Although Hometown still sells high-end used cars, it is not expected to be a significant portion of revenues from sales of used cars at retail. The Ford dealership had a decrease of $0.4 million, primarily due to a decrease of 38 units ($0.6 million) sold at retail including a slight decrease in average selling price, partially offset by an increase in the average selling price of units sold at wholesale ($0.2 million).

      Parts and service sales revenue increased $0.1 million, or 1.6% from $6.1 million for the three months ended March 31, 2002, to $6.2 million for the three months ended March 31, 2003.

      Other dealership revenues decreased $0.4 million, or 18.2% from $2.2 million for the three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003. This decrease is primarily attributable to decreases in extended service plan income, finance income and other income due to decreased unit sales of both new and used vehicles combined with lower average other revenue per vehicle sold.

      Gross Profit

      Total gross profit decreased $0.6 million, or 6.3%, from $9.6 million for the three months ended March 31, 2002, to $9.0 million for the three months ended March 31, 2003. This decrease was primarily attributable to: (i) decreased other dealership gross profit of $0.4 million, discussed above, and (ii) a decrease in used vehicle gross profit of $0.2 million. Gross profit percentage for Hometown was 14.9% in 2003 and 14.8% in 2002. Adjusting both periods for Toyota fleet sales, gross profit percentage was 15.0% in 2003 and 2002.

      Gross profit on the sale of new vehicles was $2.3 million for the three months ended March 31, 2003 and 2002. A decrease in gross profit attributable to a decrease of 60 units ($0.1 million) was offset by an increase in average gross profit per vehicle ($0.1 million). Gross profit percentage for 2003 was 6.4% compared to 6.3% for 2002. Adjusting both periods for Toyota fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.5% in 2003 and 6.4% in 2002.

      Gross profit on the sale of used vehicles decreased $0.2 million, or 11.1%, from $1.8 million for the three months ended March 31, 2002, to $1.6 million for the three months ended March 31, 2003. This decrease is primarily due to a decrease of 164 units sold at retail ($0.3 million) partially offset by a 2.2% increase in average gross profit per vehicle ($0.1 million). A Lincoln Mercury / Mazda dealership, discussed in revenues above, accounted for essentially the entire decrease. Gross profit on the sale of used vehicles at wholesale is minimal and was up slightly for the three months ended March 31, 2003 compared to the 2002 period.

      Parts and service gross profit stayed consistent at $3.3 million for the three months ended March 31, 2002 and 2003. The increase in revenues was offset by a decrease in gross profit percentage.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses stayed consistent at $8.4 million for the three months ended March 31, 2002 and 2003. A reduction in salaries and employee benefits ($0.3 million) was offset by increases in insurance ($0.1 million), advertising ($0.1 million) and various other costs ($0.1 million).

      Interest Expense

      Interest expense stayed consistent at $0.8 million for the three months ended March 31, 2003 and 2002.

      Provision (benefit) for income tax

      The effective income tax rate was 35.3% in the quarter ended March 31, 2003 and 42.0% in the same period of 2002. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2003 rate is lower due to a state tax provision being required for certain dealerships although there is a loss in consolidation for Hometown.

      Income (Loss) Before Cumulative Effect of Accounting Change

      Income (loss) before cumulative effect of accounting change decreased $0.3 million to a loss of ($0.1) million for the three months ended March 31, 2003 from income of $0.2 million for the three months ended March 31, 2002. See above for explanation of changes.

      Cumulative Effect of Accounting Change

      In accordance with SFAS 142, Hometown completed its goodwill impairment testing during 2002, which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the three months ended March 31, 2002 (restated). Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. See Note 4 to the consolidated financial statements.

      Net Loss

      Net loss decreased $23.4 million to $(0.1) million for the three months ended March 31, 2003 from a loss of $(23.5) million for the three months ended March 31, 2002 (restated). The decreased loss is primarily due to the write-off of the carrying value of goodwill in the 2002 period. See above for explanation of other changes.

      Earnings Per Share, Basic and Diluted and Weighted Average Shares

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,428,000 and 1,288,000 shares of common stock were outstanding as of March 31, 2003 and 2002, respectively. The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive.

      The basic and diluted (loss) per share for the three months ended March 31, 2003 is $(0.02). The restated basic and diluted (loss) per share for the three months ended March 31, 2002 is $(3.27), which includes basic and diluted income per share before cumulative effect of accounting change of $0.03 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 4 to the consolidated financial statements for the recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

      The weighted average shares, basic and diluted, for the three months ended March 31, 2003 and 2002 are 7.2 million shares and 7.2 million shares, respectively. The weighted average shares for the basic and diluted calculation are the same due Hometown incurring a net loss in both periods.

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

Effects of Inflation

      Due to the relatively low levels of inflation experienced in the 2002 and 2003 periods, inflation did not have a significant effect on the results of Hometown during those periods.

Liquidity and Capital Resources

      The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

      Cash and Cash Equivalents

      Total cash and cash equivalents was $5.6 million and $3.6 million at March 31, 2003 and December 31, 2002, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                                                         Three months ended
                                                                              March 31,
                                                                       2003                2002
                                                                                        (Restated)
                                                                      -------           ----------
                                                                            (in thousands)
      Net cash provided by operating activities                       $ 2,877             $ 900
      Net cash (used in) investing activities                            (230)             (658)
      Net cash (used in) financing activities                            (678)             (245)
                                                                      -------             -----
      Net increase (decrease) in cash and cash equivalents            $ 1,969             $  (3)
                                                                      =======             =====

      For the three months ended March 31, 2003, net cash provided from operations of $2.9 million primarily consists of: (i) net loss plus non-cash items of $0.1 million; (ii) the increase in floor plan liability of $2.2 million; (iii) the decrease in inventory of $0.7 million; and (iv) an increase in accounts payable and accrued expenses of $0.7 million; partially offset by increased accounts receivable of $0.8 million. Net cash used in investing activities of $0.2 million is primarily due to capital expenditures. Net cash used in financing activities of $0.7 million is due to principal payments of long-term debt and capital lease obligations.

      For the three months ended March 31, 2002, net cash provided from operations of $0.9 million primarily consists of: (i) net loss plus non-cash items of $0.5 million; and (ii) the increase in floor plan liability in excess of the increase in inventory of $1.5 million; partially offset by (iii) increased accounts receivable of $0.7 million; and (iv) a decrease in accounts payable and accrued expenses of $0.6 million. Net cash used in investing activities of $0.7 million is primarily due to capital expenditures associated with the construction of a new showroom at our Framingham, Massachusetts dealership. Net cash used in financing activities of $0.2 million is due to principal payments of long-term debt and capital lease obligations.

      Capital Expenditures

      Capital expenditures for fiscal 2003 are expected to be $0.6 million, consisting primarily of equipment purchases ($0.3 million) and the remaining costs associated with the construction of a new showroom at our Framingham, Massachusetts dealership ($0.3 million).

      Receivables

      Hometown had $5.7 million in accounts receivable at March 31, 2003 compared to $4.9 million at December 31, 2002. The increase in receivables is due to the increase in sales that takes place in March compared to December. The majority of those receivables, $3.2 million and $2.8 million as of March 31, 2003 and December 31, 2002, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. The allowance for doubtful accounts is $0.2 million at March 31, 2003 and December 31, 2002.

      Inventories

      Hometown had $38.7 million in inventories, net at March 31, 2003 compared to $39.2 million at December 31, 2002. The majority of inventory, $29.3 million and $29.2 million as of March 31, 2003 and December 31, 2002, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.6 million at March 31, 2003 and December 31, 2002.

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

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 9 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of March 31, 2003, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $48,000.

      (ii) Portfolio of 11 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of March 31, 2003, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $58,000.

      The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of March 31, 2003, Hometown has reserved $45,000 against a total maximum payout of $106,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

      The same dealership during fiscal 2000 and 2001 partially guaranteed loans advanced by Ford Motor Credit Co. to a certain limousine customer. As of March 31, 2003, 22 of these loans remain outstanding. Hometown has reserved $0 against a total maximum payout of $253,000 for these loans. Hometown has not reserved for these loans due to the expected fair value of the vehicles approximating or exceeding the unamortized portion of the loan balance.

      There are also 33 loans whose liens were not properly perfected totaling approximately $251,000 as of March 31, 2003. Hometown will be required to pay the remaining loan balance should the customer's default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $41,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicles.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of March 31, 2003 the mortgage debt balance is $4.9 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.3 million at March 31, 2003.

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

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At March 31, 2003 and December 31, 2002 Hometown has a reserve of $148,000 and $172,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                                                          Additions To
                                                       Balance At           Costs and                         Balance At End of
             Reserve for Policy Work                Beginning of Year       Expenses          Deductions           Quarter
     ----------------------------------------      ----------------      ---------------     ------------       -------------
        Three Months Ended March 31, 2003               $172,000             99,000           (123,000)           $148,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships.

      Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At March 31, 2003 and December 31, 2002, Hometown had $1,237,000 of related deferred revenue. During the three months ended March 31, 2003, these dealerships generated approximately $128,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $128,000 of deferred revenue was amortized to Other Revenues, net. At March 31, 2003 and December 31, 2002, Hometown also had other deferred revenue of $75,000 and $94,000, respectively.

Franchise Agreements

      On March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies during the next six months. Toyota has expressed concerns that the financial resources of the Toyota dealerships are being used to finance the cash flow deficits of affiliated companies and that because of this the Toyota dealerships do not meet their net working capital requirements by approximately $1.0 million. Toyota has also requested that Hometown provide a written action plan and consolidated financial forecast. Toyota has also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed below in Litigation and in
Note 8 to the consolidated financial statements, Commitments and Contingencies - Litigation. Hometown is developing plans to correct the operational deficiencies that would bring Hometown into compliance. These plans include various alternatives such as; obtaining an outside line of credit, private equity financing, sale of real property, sale of a dealership, and advances on warranty income from Hometown's Extended Service Plan vendor. In addition, Hometown will be in monthly contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at December 31, 2002 had combined revenues of $100.6 million and pre-tax income before allocation of corporate costs of $2.5 million. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

Litigation

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and counterclaim and intends to vigorously defend this action. In fact the landlord has leased the premises for the period January 29, 2003 through January 29, 2004 for a total of $120,000, to another tenant thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, directors and formerly executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, for an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief. Salvatore A. Vergopia and Edward A. Vergopia have also commenced a second action for defamation against Hometown and its Chief Executive Officer, which has been consolidated with the action initially filed.

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

Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on prime. Based on floor plan amounts outstanding at March 31, 2003 of $40.8 million, a 1% change in the prime rate would result in a $0.4 million change to annual floor plan interest expense.

      Hometown invests excess cash, $2.8 million at March 31, 2003, in a money market account that was paying interest of 0.88% at March 31, 2003.

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

            99.1  Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2  Chief Financial Officer Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.3  Chief Executive Officer Certification

            99.4  Chief Financial Officer Certification

      b.    Reports on Form 8-K

            On March 27, 2003, Hometown filed a report on Form 8-K with respect to Items 7 and 9 on such report, related to the Company's announcing it's 2002 annual results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hometown Auto Retailers, Inc.


May 14, 2003                              By: /s/ Corey E.  Shaker
------------------------                  --------------------------------------
Date                                      Corey E. Shaker
                                          President and Chief Executive Officer


May 14, 2003                              By: /s/ Charles F. Schwartz
------------------------                  --------------------------------------
Date                                      Charles F. Schwartz
                                          Chief Financial Officer