Form 10-Q
period 2003-06-30
HOMETOWN AUTO RETAILERS INC
filed 2003-08-13
CIK 1061117

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                Title                           Outstanding
          ------------------------------------------------      -----------
          Common Stock, Class A, par value $.001 per share       3,564,605
          Common Stock, Class B, par value $.001 per share       3,610,500

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Consolidated Balance Sheets at June 30, 2003 (Unaudited)
         and December 31, 2002 (Audited)                                      3

         Unaudited Consolidated Statements of Operations for three and six
         months ended June 30, 2003 and 2002 (six months Restated)            4

         Unaudited Consolidated Statements of Stockholders' Equity for the
         six months ended June 30, 2003 and 2002 (Restated)                   5

         Unaudited Consolidated Statements of Cash Flows for six months
         ended June 30, 2003 and 2002 (Restated)                              6

         Notes to Unaudited Consolidated Financial Statements                 7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          27

ITEM 4.  Controls and Procedures                                             28

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                    28

SIGNATURES                                                                   29

CERTIFICATIONS                                                               30

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

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      June 30,          December 31,
                                                 ASSETS                                                 2003               2002
                                                                                                     (Unaudited)
                                                                                                       --------          --------
Current Assets:
   Cash and cash equivalents                                                                           $  4,928          $  3,624
   Accounts receivable, net                                                                               7,044             4,883
   Inventories, net                                                                                      37,978            39,169
   Prepaid expenses and other current assets                                                                555               510
   Deferred income taxes and taxes receivable                                                             1,229             1,245
                                                                                                       --------          --------
     Total current assets                                                                                51,734            49,431
Property and equipment, net                                                                              12,777            12,882
Other assets                                                                                              1,092             1,503
                                                                                                       --------          --------
     Total assets                                                                                      $ 65,603          $ 63,816
                                                                                                       ========          ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                                                                            $ 38,516          $ 38,522
   Accounts payable and accrued expenses                                                                  6,376             5,072
   Current maturities of long-term debt and capital lease obligations                                     1,031             1,164
   Deferred revenue                                                                                         799               588
                                                                                                       --------          --------
     Total current liabilities                                                                           46,722            45,346
Long-term debt and capital lease obligations                                                             12,546            13,059
Long-term deferred income taxes                                                                              97               118
Long-term deferred revenue                                                                                  726               743
                                                                                                       --------          --------
     Total liabilities                                                                                   60,091            59,266

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                                                              --                --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,564,605 and 3,563,605 shares issued and
   outstanding                                                                                                3                 3
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,610,500 and 3,611,500 shares issued and
   outstanding                                                                                                4                 4
   Additional paid-in capital                                                                            29,760            29,760
   Accumulated deficit                                                                                  (24,255)          (25,217)
                                                                                                       --------          --------
     Total stockholders' equity                                                                           5,512             4,550
                                                                                                       --------          --------
     Total liabilities and stockholders' equity                                                        $ 65,603          $ 63,816
                                                                                                       ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  For the Three Months           For the Six Months
                                                                     Ended June 30,                Ended June 30,
                                                               --------------------------    --------------------------
                                                                   2003          2002           2003           2002
                                                                                                            (Restated)
                                                               -----------    -----------    -----------    -----------
Revenues
   New vehicle sales                                           $    50,952    $    44,920    $    86,882    $    81,575
   Used vehicle sales                                               18,739         19,923         35,133         40,037
   Parts and service sales                                           6,219          5,928         12,435         12,030
   Other, net                                                        2,193          2,231          3,973          4,453
                                                               -----------    -----------    -----------    -----------
      Total revenues                                                78,103         73,002        138,423        138,095
Cost of sales
   New vehicle                                                      47,748         42,122         81,368         76,555
   Used vehicle                                                     16,945         18,170         31,763         36,431
   Parts and service                                                 2,711          2,609          5,633          5,401
                                                               -----------    -----------    -----------    -----------
      Total cost of sales                                           67,404         62,901        118,764        118,387
                                                               -----------    -----------    -----------    -----------
      Gross profit                                                  10,699         10,101         19,659         19,708
Selling, general and administrative expenses                         9,029          8,823         17,415         17,236
                                                               -----------    -----------    -----------    -----------
      Income from operations                                         1,670          1,278          2,244          2,472
   Interest income                                                       7              4             14             21
   Interest (expense)                                                 (799)          (790)        (1,577)        (1,600)
   Other income                                                        938             18            951             24
   Other (expense)                                                      --             (1)            (3)            (3)
                                                               -----------    -----------    -----------    -----------
      Income before taxes and cumulative effect of
          accounting change                                          1,816            509          1,629            914
      Provision for income taxes                                       733            200            667            370
                                                               -----------    -----------    -----------    -----------
      Income before cumulative effect of accounting change           1,083            309            962            544
      Cumulative effect of accounting change                            --             --             --        (23,708)
                                                               -----------    -----------    -----------    -----------
Net income (loss)                                              $     1,083    $       309    $       962    $   (23,164)
                                                               ===========    ===========    ===========    ===========
Earnings (loss) per share, basic
     Before cumulative effect of accounting change             $      0.15    $      0.04    $      0.13    $      0.07
     Cumulative effect of accounting change                             --             --             --          (3.30)
                                                               -----------    -----------    -----------    -----------
Earnings (loss) per share, basic                               $      0.15    $      0.04    $      0.13    $     (3.23)
                                                               ===========    ===========    ===========    ===========
Earnings (loss) per share, diluted
     Before cumulative effect of accounting change             $      0.15    $      0.04    $      0.13    $      0.07
     Cumulative effect of accounting change                             --             --             --          (3.30)
                                                               -----------    -----------    -----------    -----------
Earnings (loss) per share, diluted                             $      0.15    $      0.04    $      0.13    $     (3.23)
                                                               ===========    ===========    ===========    ===========
Weighted average shares outstanding, basic                       7,175,105      7,175,105      7,175,105      7,175,105
Weighted average shares outstanding, diluted                     7,175,105      7,175,105      7,175,105      7,175,105

        The accompanying notes are an integral part of these consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                              Class A                Class B
                            Common Stock           Common Stock    Additional                  Total
                        -------------------   -------------------   Paid-in   Accumulated   Stockholders'
                         Shares     Amount     Shares     Amount    Capital     Deficit        Equity
                        --------   --------   --------   --------   --------    --------      --------
Balance at                 3,562   $      3      3,613   $      4   $ 29,730    ($ 2,285)     $ 27,452
    December 31, 2001
Conversion of Class B
Common to Class A
Common                         2         --         (2)        --         --          --            --
Paid subscription
receivable                    --         --         --         --         30          --            30
Net loss                      --         --         --         --         --     (23,164)      (23,164)
                        --------   --------   --------   --------   --------    --------      --------
Balance at
 June 30, 2002
 (Restated)                3,564   $      3      3,611   $      4   $ 29,760    ($25,449)     $  4,318
                        ========   ========   ========   ========   ========    ========      ========
Balance at
   December 31, 2002       3,564   $      3      3,611   $      4   $ 29,760    ($25,217)     $  4,550
Conversion of Class B
Common to Class A
Common                         1         --         (1)        --         --          --            --
Net income                    --         --         --         --         --         962           962
                        --------   --------   --------   --------   --------    --------      --------
Balance at
30-Jun-03                  3,565   $      3      3,610   $      4   $ 29,760    ($24,255)     $  5,512
                        ========   ========   ========   ========   ========    ========      ========

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          For the Six Months ended June 30,
                                                                          ---------------------------------
                                                                                  2003        2002
                                                                                            (Restated)
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $    962    $(23,164)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities -
   Cumulative effect of accounting change                                             --      23,708
   Depreciation and amortization                                                     691         553
  (Gain) on sale of sales and service franchise                                     (936)         --
  (Gain) on sale of fixed assets                                                      (3)         --
   Deferred income taxes                                                             373         138
   Changes in assets and liabilities:
      Accounts receivable, net                                                    (2,113)       (639)
      Inventories, net                                                             1,605      (5,596)
      Prepaid expenses and other current assets                                      (63)        (37)
      Other assets                                                                    21         168
      Floor plan notes payable                                                        (6)      6,472
      Accounts payable and accrued expenses                                        1,304        (336)
      Deferred revenue - current                                                     211         103
      Other long term liabilities and deferred revenue                               (17)        (13)
                                                                                --------    --------
   Net cash provided by operating activities                                       2,029       1,357
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (442)     (1,214)
   Proceeds from sale of property and equipment                                        6          --
   Proceeds from sale of sales and service franchise                                 936          --
                                                                                --------    --------
   Net cash provided by (used in) investing activities                               500      (1,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt and capital lease obligations             (1,264)       (483)
   Proceeds from long-term borrowings                                                 39          30
                                                                                --------    --------
   Net cash (used in) financing activities                                        (1,225)       (453)
Net increase (decrease) in cash and cash equivalents                               1,304        (310)
CASH AND CASH EQUIVALENTS, beginning of period                                     3,624       4,446
                                                                                --------    --------
CASH AND CASH EQUIVALENTS, end of period                                        $  4,928    $  4,136
                                                                                ========    ========
 Cash paid for - Interest                                                       $  1,557    $  1,563
 Cash paid for - Taxes                                                          $    260    $    256
 Purchases financed by capital lease obligations                                $    579    $    301

        The accompanying notes are an integral part of these consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND ORGANIZATION

         Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

         Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 9 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 10 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, Oldsmobile and Toyota.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 (six months Restated), the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 (Restated), are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, which are included in Hometown's filing of its annual report on Form 10-K.

         The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

         Stock-based Compensation

         At June 30, 2003, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan"). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                           Three Months Ended                Six Months Ended
                                                      June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                                                                        (Restated)
                                                      --------------  --------------  --------------  --------------
                                                                             (in thousands)
Net income (loss), as reported                        $    1,083        $      309      $      962      $  (23,164)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects (1)                                                   (6)               (7)            (12)            (14)
                                                      ----------        ----------      ----------      ----------
Pro forma net income (loss)                           $    1,077        $      302      $      950      $  (23,178)
                                                      ==========        ==========      ==========      ==========
Earnings (loss) per share:
Basic, as reported                                    $     0.15        $     0.04      $     0.13      $    (3.23)
Basic, pro forma                                      $     0.15        $     0.04      $     0.13      $    (3.23)
Diluted, as reported                                  $     0.15        $     0.04      $     0.13      $    (3.23)
Diluted, pro forma                                    $     0.15        $     0.04      $     0.13      $    (3.23)

(1) All awards refers to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

3.       EARNINGS PER SHARE

         "Basic  earnings  (loss) per share" is computed by dividing  net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,401,000 and 1,373,000 shares of common stock were outstanding as of June 30, 2003 and 2002, respectively. The basic and diluted weighted average shares are
7.2  million  shares for the three and six months  ended June 30, 2003 and 2002.
The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive.

         The basic and diluted earnings per share is $0.15 and $0.04 for the three months ended June 30, 2003 and June 30, 2002, respectively. The basic and diluted earnings per share for the six months ended June 30, 2003 is $0.13. The three and six months ended June 30, 2003 includes $0.08 per share from the gain on sale of a Chrysler /Jeep Sales and Service Franchise (Note 8). The restated basic and diluted (loss) per share for the six months ended June 30, 2002 is $(3.23), which includes basic and diluted income per share before cumulative effect of accounting change of $0.07 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 4 to the consolidated financial statements for the recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

4.       GOODWILL -  RESTATEMENT  OF SIX MONTHS  ENDED JUNE 30,  2002  FINANCIAL
         STATEMENTS

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

         During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the six months ended June 30, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded.

         In calculating the impairment charge, the fair value of the reporting unit was estimated using both the discounted cash flow method and the guideline company method. The discounted cash flow method used Hometown's estimates of future cash flows discounted to present value using an appropriate discount rate. The guideline company method selects certain value measures of guideline companies and calculates appropriate market multiples based on the fundamental value measures of the guideline companies and compares same to Hometown. The guideline companies chosen were other publicly traded companies within Hometown's Standard Industrial Classification (SIC) code. These methodologies differ from Hometown's previous policy, as permitted under SFAS 121, using undiscounted cash flows to determine if goodwill is recoverable.

         The goodwill impairment is associated with goodwill that resulted from acquisitions since the formation of Hometown. The amount of the impairment reflects the effect of the change in methodology in determining impairment charges as discussed above.

         The effect of the charge on the six months ended June 30, 2002 financial statements, and the restated six months ended June 30, 2002 financial statements is as follows:

                                                                    Six Months Ended June 30, 2002
                                                                            (in thousands)
                                                           As Reported     Effect of Charge        Restated
Reported net income                                       $      544         $     --             $      544
Less: Cumulative effect of accounting change                    --              (23,708)             (23,708)
                                                          ----------         ----------           ----------
Adjusted net income (loss)                                $      544         $  (23,708)          $  (23,164)
                                                          ==========         ==========           ==========
Earnings (loss) per share, Basic
     Reported net income                                  $     0.07         $     --             $     0.07
     Cumulative effect of accounting change                     --                (3.30)               (3.30)
                                                          ----------         ----------           ----------
     Adjusted net income (loss)                           $     0.07         $    (3.30)          $    (3.23)
                                                          ==========         ==========           ==========
Earnings (loss) per share, Diluted
     Reported net income                                  $     0.07         $     --             $     0.07
     Cumulative effect of accounting change                     --                (3.30)               (3.30)
                                                          ----------         ----------           ----------
     Adjusted net income (loss)                           $     0.07         $    (3.30)          $    (3.23)
                                                          ==========         ==========           ==========

         A summary of changes in Hometown's goodwill during the year ended December 31, 2002, is as follows (in thousands):

   Reporting Unit        Balance at        Impairments           Balance at
                     December 31, 2001                       December 31, 2002
   --------------    -----------------     ------------      -----------------
   Total Company          $ 23,708          $ 23,708                $ -
                     =================     ============      =================

         As of June 30, 2003 and December 31, 2002, Hometown's intangible assets consisted of the following:

                                               6/30/03       12/31/02
                                             -----------    -----------
                                                   (in thousands)

Deferred finance charges                        $  267        $  267
Accumulated amortization                           (89)          (78)
Non-compete agreement                              381           381
Accumulated amortization                          (238)         (206)
                                                ------        ------
   Net intangible assets (a)                    $  321        $  364
                                                ======        ======

         (a) These assets are included in Other Assets in the consolidated financial statements

5.       INVENTORIES

         New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                                       6/30/03      12/31/02
                                                     ----------    ----------
                                                           (in thousands)
         New Vehicles                                   $28,109      $ 29,236
         Used Vehicles                                    7,518         7,264
         Parts, accessories and other                     2,351         2,669
                                                     ----------    ----------
            Total Inventories                           $37,978      $ 39,169
                                                     ==========    ==========

         The lower of cost or market reserves were $0.7 million and $0.6 million at June 30, 2003 and December 31, 2002, respectively.

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

7.       COMMITMENTS AND CONTINGENCIES

         Litigation

         In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and cross-claim and intends to vigorously defend this action. In fact the landlord has leased the premises for the period January 29, 2003 through January 29, 2004 for a total of $120,000, to another tenant thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

         Litigation counsel has been retained by our insurers to represent us in this action. A motion has been granted such that only a single shareholder remains as an individual shareholder defendant. Also, Hometown has filed counterclaims to recover damages associated with the Vergopias breaches of certain agreements, as well as breaches of their fiduciary duties. Discovery is proceeding in this action.

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

Universal Underwriters Group ("Universal"), Hometown's insurance provider, commenced a lawsuit against The Chubb Group of Insurance Companies ("Chubb"), Hometown's Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopias for discovery and case management purposes. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopias claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Chubb to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal. Hometown has brought counterclaims against Universal and a cross-claim for declaratory judgment against Chubb. Hometown maintains that the insurers are obligated to defend and indemnify on all claims brought by the Vergopias. Discovery is ongoing on this matter. Hometown believes it has meritorious claims and is vigorously defending this action and prosecuting its counterclaims and cross-claims. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

         One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

         (i) Portfolio of 9 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of June 30, 2003, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $46,000.

         (ii) Portfolio of 8 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of June 30, 2003, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $18,000.

         The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of June 30, 2003, Hometown has reserved $15,000 against a total maximum payout of $64,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

         The same dealership during fiscal 2000 and 2001 partially guaranteed loans advanced by Ford Motor Credit Co. to a certain limousine customer. As of June 30, 2003, 18 of these loans remain outstanding. Hometown has reserved $0 against a total maximum payout of $207,000 for these loans. Hometown has not reserved for these loans due to the expected fair value of the vehicles approximating or exceeding the unamortized portion of the loan balance.

         There are also 16 loans whose liens were not properly perfected totaling approximately $127,000 as of June 30, 2003. Hometown will be required to pay the remaining loan balance should the customers default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $3,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicles.

         Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

         In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of June 30, 2003 the mortgage debt balance is $4.8 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.3 million at June 30, 2003.

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

         Hometown records a reserve referred to as "policy" for new and used vehicle warranties and the labor portion of service warranties based on available historical information. At June 30, 2003 and December 31, 2002 Hometown has a reserve of $205,000 and $172,000, respectively. The reserve is based on the last three months of new and used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                               Balance At      Additions To                   Balance At End
                                              Beginning of      Costs and                           of
          Reserve for Policy Work                 Year           Expenses       Deductions        Quarter
 ----------------------------------------   ----------------  ---------------  ------------    -------------
      Six Months Ended June 30, 2003            $172,000         380,000        (347,000)        $205,000

         Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships.

         Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At June 30, 2003 and December 31, 2002, Hometown had $1,232,000 and $1,237,000 of
related deferred revenue, respectively. During the six months ended June 30, 2003, these dealerships generated approximately $252,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $257,000 of deferred revenue was amortized to Other Revenues, net. At June 30, 2003 and December 31, 2002, Hometown also had other deferred revenue of $293,000 and $94,000, respectively.

         Franchise Agreements

         On March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies during the next six months. Toyota has expressed concerns that the financial resources of the Toyota dealerships are being used to finance the cash flow deficits of affiliated companies and that because of this the Toyota dealerships do not meet their net working capital requirements by approximately $1.0 million. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota has also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Note 7, Commitments and Contingencies - Litigation and in Managements Discussion and Analysis - Litigation. Hometown has developed plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep Sales and Service Franchise (Note 8) and advances on warranty income from Hometown's Extended Service Plan vendor. Other possible plans include the sale of real property, obtaining an outside line of credit and private equity financing. In addition, Hometown has been in monthly contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at December 31, 2002 had combined revenues of $100.6 million and pre-tax income before allocation of corporate costs of $2.5 million. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

8.       SALE OF CHRYSLER/JEEP SALES AND SERVICE FRANCHISE

         On June 3, 2003 Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury, CT store for $950,000 in cash. The transaction resulted in Hometown recording a $936,000 gain on the sale and is included in Other Income in Hometown's Consolidated Statement of Operations for the three and six months ending June 30, 2003. Hometown will continue to use the property for the sale of used cars. The lease for the property expires in 2013. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 4.

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

OVERVIEW

         Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 9 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 10 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, Oldsmobile and Toyota.

RESTATEMENT  OF  PRIOR  YEARS  FINANCIAL   STATEMENTS  -  CUMULATIVE  EFFECT  OF
ACCOUNTING CHANGE

         As discussed in Note 4, effective January 1, 2002, Hometown adopted SFAS 142. At that time, Hometown ceased recording goodwill amortization. SFAS 142 requires the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle.

         Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. According to the criteria under SFAS 142, it has been determined that Hometown is a single reporting unit.

         During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the six months ended June 30, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded.

         In calculating the impairment charge, the fair value of the reporting unit was estimated using both the discounted cash flow method and the guideline company method. The discounted cash flow method used Hometown's estimates of future cash flows discounted to present value using an appropriate discount rate. The guideline company method selects certain value measures of guideline companies and calculates appropriate market multiples based on the fundamental value measures of the guideline companies and compares same to Hometown. The guideline companies chosen were other publicly traded company's within Hometown's Standard Industrial Classification (SIC) code. These methodologies differ from Hometown's previous policy, as permitted under SFAS 121, using undiscounted cash flows to determine if goodwill is recoverable.

         The goodwill impairment is associated with goodwill that resulted from acquisitions since the formation of Hometown. The amount of the impairment reflects the effect of the change in methodology in determining impairment charges as discussed above.

         The effect of the charge on the six months ended June 30, 2002 financial statements, and the restated six months ended June 30, 2002 financial statements is as follows:

                                                                    Six Months Ended June 30, 2002
                                                                            (in thousands)
                                                           As Reported     Effect of Charge       Restated
                                                            ------------  -------------------    ------------
Reported net income                                         $      544         $     --          $      544
Less: Cumulative effect of accounting change                      --              (23,708)          (23,708)
                                                            ----------         ----------        ----------
Adjusted net income (loss)                                  $      544         $  (23,708)       $  (23,164)
                                                            ==========         ==========        ==========
Earnings (loss) per share, Basic
     Reported net income                                    $     0.07         $     --          $     0.07
     Cumulative effect of accounting change                       --                (3.30)            (3.30)
                                                            ----------         ----------        ----------
     Adjusted net income (loss)                             $     0.07         $    (3.30)       $    (3.23)
                                                            ==========         ==========        ==========
Earnings (loss) per share, Diluted
     Reported net income                                    $     0.07         $     --          $     0.07
     Cumulative effect of accounting change                       --                (3.30)            (3.30)
                                                            ----------         ----------        ----------
     Adjusted net income (loss)                             $     0.07         $    (3.30)       $    (3.23)
                                                            ==========         ==========        ==========

UNITS

         The units sold by category for Hometown for the three and six months ended June 30, 2003 and 2002, are as follows:

                            For the three months            For the six months
                                ended June 30,                ended June 30,
                             2003             2002         2003            2002
                            -----            -----        -----           -----
New vehicle                 2,098            1,828        3,466           3,256
Used vehicle - retail       1,000            1,099        1,936           2,199
Used vehicle - wholesale      768              727        1,380           1,424
                            -----            -----        -----           -----
Total units sold            3,866            3,654        6,782           6,879
                            =====            =====        =====           =====

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002.

         REVENUE

         Total revenue increased $5.1 million, or 7.0% to $78.1 million for the three months ended June 30, 2003, from $73.0 million for three months ended June 30, 2002. This increase was primarily due to: (i) increased sales of new vehicles ($6.1 million) and (ii) increased parts and service sales ($0.3 million), partially offset by (iii) decreased sales of used vehicles ($1.2 million). New vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, which in turn contributed to the decrease in used vehicle sales.

         Revenue from the sale of new vehicles increased $6.1 million, or 13.6% to $51.0 million for the three months ended June 30, 2003, from $44.9 million for the three months ended June 30, 2002. An increase of

270 units sold in 2003 compared to 2002 ($6.6 million) was partially offset by a 1.2% decrease in average selling price ($0.5 million). The increase is primarily due to increases at Hometown's Chevy ($2.6 million), Ford ($1.8 million), Lincoln Mercury ($1.5 million), Toyota ($0.8 million) and Mazda ($0.6 million) dealerships partially offset by a decrease at Hometown's Chrysler/Jeep dealerships ($1.2 million). The increase at the Chevy dealership was primarily due to an increase of 104 units sold in 2003 compared to 2002 ($2.4 million), combined with a 2.6% increase in the average selling price ($0.2 million). Included in this was an increase in fleet sales of 42 units ($0.8 million). Excluding fleet sales, other Chevy new vehicle sales increased $1.8 million due to the sale of 62 additional units ($1.4 million), combined with a 6.4% increase in average selling price ($0.4 million). The increase at the Ford dealership was primarily due to an increase of 67 units sold in 2003 compared to 2002 ($1.7 million), combined with a 1.5% increase in the average selling price ($0.1 million). The increase at the Lincoln Mercury dealerships was primarily due to a 9.9% increase in the average selling price ($1.2 million), combined with an additional 9 units sold in 2003 compared to 2002 ($0.3 million). The Lincoln Mercury increase is net of a decrease in sales of 19 livery units ($0.9 million). The increase at the Toyota dealerships was primarily due to an increase of 118 units sold in 2003 compared to 2002 ($2.5 million), partially offset by a 7.9% decrease in the average selling price ($1.7 million). Included in this was an increase in fleet sales of 41 units ($0.3 million). Excluding fleet sales, other Toyota new vehicle sales increased $0.5 million due to the sale of 77 additional units ($1.9 million) partially offset by a 7.8% decrease in average selling price ($1.4 million). The increase at the Mazda dealership was primarily due to an additional 26 units sold in 2003 compared to 2002 ($0.6 million). The Chrysler/Jeep decrease was primarily due to a decrease of 54 units sold ($1.4 million) in the 2003 period compared to the 2002 period. A portion of the decrease ($0.6 million) was attributable to the sale of one of Hometown's Chrysler/Jeep new car franchises on June 3, 2003.

         Revenue from the sale of used vehicles decreased $1.2 million, or 6.0%, to $18.7 million for three months ended June 30, 2003, from $19.9 million for the three months ended June 30, 2002. This was primarily due to reduced used vehicle sales at wholesale ($0.9 million), due to a lower average selling price ($1.2 million) partially offset by an additional 41 units ($0.3 million), plus reduced used vehicles sold at retail ($0.3 million) due to a reduction of 99 units sold ($1.4 million), partially offset by an 8.0% increase in average selling price ($1.1 million). A Lincoln Mercury / Mazda dealership accounted for $0.2 million of the decrease in used vehicles sales at retail and all of the decrease in used vehicles sales at wholesale. This was primarily due to the dealership reducing its emphasis on the sale of high-end used cars during the 2002 period, causing an increase in retail and wholesale sales of such vehicles in 2002. Many of the other dealerships had increases in used vehicle sales at wholesale, but were completely offset by the decrease described above.

         Parts and service revenue increased $0.3 million, or 5.1% to $6.2 million for the three months ended June 30, 2003, from $5.9 million for the three months ended June 30, 2002.

         Other dealership revenues stayed the same at $2.2 million for the three months ended June 30, 2002 and June 30, 2003. An increase in other dealership revenues attributable to increased unit sales of new vehicles ($0.2 million) was offset by decreases in other dealership revenues attributable to decreased unit sales of used vehicles ($0.2 million).

         GROSS PROFIT

         Total gross profit increased $0.6 million, or 5.9% to $10.7 million for the three months ended June 30, 2003, from $10.1 million for the three months ended June 30, 2002. This increase was primarily attributable to: (i) an increase in new vehicle gross profit of $0.3 million, (ii) a $0.1 million increase in used vehicle gross profit and (iii) a $0.2 million increase in gross profit on parts and service sales. Gross profit percentage for Hometown was 13.7% in 2003 and 13.8% in 2002. Adjusting both periods for Toyota and Chevy fleet sales, gross profit percentage was 14.7% in 2003 and 2002.

         Gross profit on the sale of new vehicles increased $0.3 million, or 10.3%, to $3.2 million for the three months ended June 30, 2003, from $2.9 million for the three months ended June 30, 2002. The increase in gross profit is primarily attributable to an increase of 270 units ($0.4 million), partially offset by a 3.4% decrease in average gross profit per vehicle ($0.1 million). Included in the unit increase are 83 units attributable to an increase in Toyota and Chevy fleet sales, which had a minimal effect on the increase in gross profit. Most dealerships experienced an increase in gross profit in the 2003 period compared to 2002. Chrysler/Jeep had a decrease partly due to the sale of one of the new car franchises on June 3, 2003. Gross profit percentage for 2003 was 6.3% compared to 6.4% for 2002. Adjusting both periods for Toyota and Chevy fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.9% in 2003 and 7.0% in 2002.

         Gross profit on the sale of used vehicles increased $0.1 million, or 5.9%, to $1.8 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. This increase is primarily due to an 18.8% increase in average gross profit per vehicle ($0.1 million), partially offset by a decrease of 58 units (less than $0.1 million). The improvement in average gross profit per vehicle was attributable to used vehicles sold at both retail and wholesale. Gross profit percentage on the sale of used vehicles was 9.6% in 2003 compared to 8.3% in 2002.

         Parts and service gross profit increased $0.2 million, or 6.1%, to $3.5 million for the three months ended June 30, 2003, from $3.3 million for the three months ended June 30, 2002. The increase was primarily attributable to the increase in revenues. Gross profit percentage was 56.5% in 2003 compared to 55.9% in 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $0.2 million, or 2.3%, to $9.0 million for the three months ended June 30, 2003, from $8.8 million for the three months ended June 30, 2002. Increases in advertising ($0.1 million), insurance ($0.1 million) and various reserves for chargebacks ($0.1 million), were partially offset by a reduction in salaries and employee benefits ($0.1 million).

         OTHER INCOME

         In June 2003, Hometown sold a Chrysler/Jeep Sales and Service Franchise in Waterbury, CT resulting in a gain of approximately $936,000 recorded in Other Income.

         INTEREST EXPENSE

         Interest expense stayed consistent at $0.8 million for the three months ended June 30, 2003 and 2002.

         PROVISION FOR INCOME TAX

         The effective income tax rate was 40.4% for the quarter ended June 30, 2003 and 39.3% for the same period of 2002. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

         NET INCOME

         Net income increased $0.8 million to $1.1 million for the three months ended June 30, 2003, from $0.3 million for the three months ended June 30, 2002. The improvement is primarily due to the gain on sale of the Chrysler/Jeep Sales and Service Franchise recorded in Other Income. See above for explanation of other changes.

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

Options and warrants to purchase approximately 1,401,000 and 1,373,000 shares of common stock were outstanding as of June 30, 2003 and 2002, respectively. The basic and diluted weighted average shares are 7.2 million shares for both the three months ended June 30, 2003 and 2002. The options and warrants were not included in the computation of diluted earnings (loss) per share because the option and warrant prices were greater than the average market price of the common shares. The basic and diluted earnings per share is $0.15 and $0.04 for the three months ended June 30, 2003 and June 30, 2002, respectively. The three months ended June 30, 2003 includes $0.08 per share from the gain on sale of a Chrysler/Jeep Sales and Service Franchise (Note 8).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002 (RESTATED).

         REVENUE

         Total revenue increased $0.3 million, or 0.2% to $138.4 million for the six months ended June 30, 2003, from $138.1 million for the six months ended June 30, 2002. This increase was primarily due to: (i) increased new vehicle sales ($5.3 million) and (ii) increased parts and service sales ($0.4 million), partially offset by (iii) decreased sales of used vehicles ($4.9 million); and
(iv) decreased other revenues ($0.5 million). New vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, which in turn contributed to the decrease in used vehicle sales.

         Revenue from the sale of new vehicles increased $5.3 million, or 6.5%, to $86.9 million for the six months ended June 30, 2003, from $81.6 million for the six months ended June 30, 2002. The increase is attributable to an additional 210 units sold in 2003 compared to 2002 ($5.3 million), average selling price remained consistent across both periods. The increase in unit sales occurred in the second quarter of 2003 as discussed above. The increase is primarily due to increases at Hometown's Chevy ($2.4 million), Ford ($1.7 million), Lincoln Mercury ($1.6 million), Mazda ($1.4 million) and Toyota ($0.3 million) dealerships partially offset by a decrease at Hometown's Chrysler/Jeep dealerships ($2.1 million). The increase at the Chevy dealership was primarily due to an increase of 95 units sold in 2003 compared to 2002 ($2.3 million), combined with a 1.6% increase in the average selling price ($0.1 million). Included in this was an increase in fleet sales of 42 units ($0.8 million). Excluding fleet sales, other Chevy new vehicle sales increased $1.6 million due to the sale of 53 additional units ($1.3 million), combined with a 4.1% increase in average selling price ($0.3 million). The increase at the Ford dealership was primarily due to an increase of 54 units sold in 2003 compared to 2002 ($1.4 million), combined with a 3.2% increase in the average selling price ($0.3 million). The increase at the Lincoln Mercury dealerships was primarily due to a 9.8% increase in the average selling price ($2.0 million), partially offset by a decrease of 12 units sold in 2003 compared to 2002 ($0.4 million). The Lincoln Mercury increase is net of a decrease in sales of 18 livery units ($0.7 million). The increase at the Mazda dealership was primarily due to an additional 66 units sold in 2003 compared to 2002 ($1.4 million). The increase at the Toyota dealerships was primarily due to an increase of 99 units sold in 2003 compared to 2002 ($2.2 million), partially offset by a 5.0% decrease in the average selling price ($1.9 million). Included in this was a decrease in fleet sales of $0.3 million due to a 6.7% decrease in average selling price, partially offset by an increase of 7 units. Excluding fleet sales, other Toyota new vehicle sales increased $0.6 million due to the sale of 92 additional units ($2.2 million) partially offset by a 5.1% decrease in average selling price ($1.6 million). The Chrysler/Jeep decrease was primarily due to a decrease of 92 units sold ($2.3 million) in the 2003 period compared to the 2002 period. A portion of the decrease ($0.6 million) was attributable to the sale of one of Hometown's Chrysler/Jeep new car franchises on June 3, 2003.

         Revenue from the sale of used vehicles decreased $4.9 million, or 12.3%, to $35.1 million for six months ended June 30, 2003, from $40.0 million for the six months ended June 30, 2002. This was due to a decrease of 263 units sold at retail ($3.7 million), partially offset by a 3.4% increase in average selling price ($0.9 million) plus reduced used vehicle sales at wholesale ($2.1 million) due to a reduction of 44 units ($0.3 million) and lower average selling price ($1.8 million). A Lincoln Mercury/Mazda dealership accounted for $1.6 million of the decrease in used vehicle sales at retail and all of the decrease in used vehicle sales at wholesale. This was primarily due to the dealership reducing its emphasis on the sale of high-end used cars during the 2002 period, causing an increase in retail and wholesale sales of such vehicles in 2002. Many of the other dealerships had increases in used vehicle sales at wholesale, but were completely offset by the decrease described above. Used vehicles sold at retail at all other dealerships decreased $1.2 million due to a decrease of 171 units sold ($2.1 million), partially offset by an increase in average selling price ($0.9 million). Most dealerships contributed to the decrease.

         Parts and service revenue increased $0.4 million, or 3.3%, to $12.4 million for the six months ended June 30, 2003, from $12.0 million for the six months ended June 30, 2002.

         Other dealership revenues decreased $0.5 million, or 11.1% to $4.0 million for the six months ended June 30, 2003, from $4.5 million for the six months ended June 30, 2002. This decrease is from the first quarter of 2003 and is primarily attributable to decreases in other dealership revenues (extended service plan income, finance income and other income) of used vehicles, from decreased unit sales and lower average other revenue per vehicle sold.

         GROSS PROFIT

         Total gross profit remained constant at $19.7 million for both the six months ended June 30, 2003 and June 30, 2002. An increase in new vehicle gross profit of $0.3 million and an increase in gross profit on parts and service sales of $0.2 million were offset by a $0.5 million decrease in gross profit on other dealership revenues. Gross profit percentage for Hometown was 14.2% in 2003 and 14.3% in 2002. Adjusting both periods for Toyota and Chevy fleet sales, gross profit percentage was 14.9% in 2003 and 14.8% in 2002.

         Gross profit on the sale of new vehicles increased $0.3 million, or 5.8%, to $5.5 million for the six months ended June 30, 2003, from $5.2 million for the six months ended June 30, 2002. The increase in gross profit is primarily attributable to an increase of 210 units ($0.3 million). There was no change in average gross profit per vehicle. Included in the unit increase are 49 units attributable to an increase in Toyota and Chevy fleet sales, which had a minimal effect on the increase in gross profit. Most dealerships experienced an increase in gross profit in the 2003 period compared to 2002. Chrysler/Jeep had a decrease partly due to the sale of one of the new car franchises on June 3, 2003. Gross profit percentage for 2003 was 6.3% compared to 6.4% for 2002. Adjusting both periods for Toyota and Chevy fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.7% in both 2003 and 2002.

         Gross profit on the sale of used vehicles remained at $3.4 million for both the six months ended June 30, 2003 and June 30, 2002. A 13.8% increase in average gross profit per vehicle ($0.2 million) was offset by a decrease of 307 units ($0.2 million). A Lincoln Mercury/Mazda dealership, discussed in revenues above, accounted for a $0.1 million decrease, which was offset by the net increase at the remaining locations. Gross profit percentage on the sale of used vehicles was 9.6% in 2003 compared to 8.6% in 2002.

         Parts and service gross profit increased $0.2 million, or 3.0%, to $6.8 million for the six months ended June 30, 2003, from $6.6 million for the six months ended June 30, 2002. The increase was primarily attributable to the increase in revenues. Gross profit percentage was 54.8% in 2003 compared to 55.0% in 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $0.2 million, or 1.2%, to $17.4 million for the six months ended June 30, 2003, from $17.2 million for the six months ended June 30, 2002. Increases in advertising ($0.2 million), insurance ($0.2 million), reserves for chargebacks ($0.1 million) and various other costs ($0.1 million), were partially offset by a reduction in salaries and employee benefits ($0.4 million).

         OTHER INCOME

         In June 2003, Hometown sold a Chrysler/Jeep Sales and Service Franchise in Waterbury, CT resulting in a gain of approximately $936,000 recorded in Other Income.

         INTEREST EXPENSE

         Interest expense stayed consistent at $1.6 million for the six months ended June 30, 2003 and 2002.

         PROVISION FOR INCOME TAX

         The effective income tax rate was 40.9% for the six months ended June 30, 2003 and 40.5% for the same period of 2002. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income.

         INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Income before cumulative effect of accounting change increased $418,000 to $962,000 for the six months ended June 30, 2003, from $544,000 for the six months ended June 30, 2002. The improvement is primarily due to the gain on sale of the Chrysler/Jeep Sales and Service Franchise recorded in Other Income. See above for explanation of other changes.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         In accordance with SFAS 142, Hometown completed its goodwill impairment testing during 2002, which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the six months ended June 30, 2002 (restated). Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. See Note 4 to the consolidated financial statements.

         NET INCOME (LOSS)

         Net income (loss) improved $24.2 million, to income of $1.0 million for the six months ended June 30, 2003, from a loss of $(23.2) million for the six months ended June 30, 2002 (restated). The decreased loss is primarily due to the write-off of the carrying value of goodwill in the 2002 period. See above for explanation of other changes.

         EARNINGS PER SHARE, BASIC AND DILUTED AND WEIGHTED AVERAGE SHARES

         "Basic  earnings  (loss) per share" is computed by dividing  net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,401,000 and 1,373,000 shares of common stock were outstanding as of June 30, 2003 and 2002, respectively. The basic and diluted weighted average shares are
7.2 million shares for both the six months ended June 30, 2003 and 2002. The options and warrants were not included in the computation of diluted earnings
(loss) per share because the option and warrant prices were greater than the average market price of the common shares or the effect would have been anti-dilutive.

     The basic and diluted earnings per share for the six months ended June 30, 2003 is $0.13 and includes $0.08 per share from the gain on sale of a Chrysler Sales and Service Franchise (Note 8). The restated basic and diluted (loss) per share for the six months ended June 30, 2002 is $(3.23), which includes basic and diluted income per share before cumulative effect of accounting change of $0.07 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 4 to the consolidated financial statements for the recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

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

         Cash and Cash Equivalents

         Total cash and cash equivalents was $4.9 million and $3.6 million at June 30, 2003 and December 31, 2002, respectively.

         Cash Flow from Operations

         The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                                            Six months ended
                                                                June 30,
                                                            2003        2002
                                                                     (Restated)
                                                        ----------  ----------
                                                            (in thousands)
Net cash provided by operating activities                $ 2,029       $ 1,357
Net cash provided by (used in) investing activities          500        (1,214)
Net cash (used in) financing activities                   (1,225)         (453)
                                                         -------       -------
Net increase (decrease) in cash and cash equivalents     $ 1,304       $  (310)
                                                         =======       =======

         For the six months ended June 30, 2003, net cash provided from operations of $2.0 million primarily consists of: (i) net income plus non-cash items of $1.1 million; (ii) the decrease in inventory in excess of the decrease in floor plan liability of $1.6 million; and (iii) an increase in accounts payable and accrued expenses of $1.3 million; partially offset by increased accounts receivable of $2.1 million. Net cash provided by investing activities of

$0.5 million is primarily due the proceeds from the sale of a Chrysler/Jeep Sales and Service Franchise of $0.9 million, partially offset by capital expenditures of $0.4 million. Net cash used in financing activities of $1.2 million is due to principal payments of long-term debt and capital lease obligations.

         For the six months ended June 30, 2002, net cash provided from operations of $1.4 million primarily consists of: (i) net loss plus non-cash items of $1.2 million; and (ii) the increase in floor plan liability in excess of the increase in inventory of $0.9 million; partially offset by (iii) increased accounts receivable of $0.6 million; and (iv) a decrease in accounts payable and accrued expenses of $0.3 million. Net cash used in investing activities of $1.2 million is primarily due to capital expenditures associated with the construction of a new showroom at our Framingham, Massachusetts dealership. Net cash used in financing activities of $0.5 million is due to principal payments of long-term debt and capital lease obligations.

         Capital Expenditures

         Capital expenditures for fiscal 2003 are expected to be $0.6 million, consisting primarily of equipment purchases ($0.2 million) and the remaining costs associated with the construction of a new showroom at our Framingham, Massachusetts dealership ($0.4 million).

         Receivables

         Hometown had $7.0 million in accounts receivable at June 30, 2003 compared to $4.9 million at December 31, 2002. The increase in receivables is due to the increase in sales that takes place in June compared to December. The majority of those receivables, $3.7 million and $2.8 million as of June 30, 2003 and December 31, 2002, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. The allowance for doubtful accounts is $0.3 million and $0.2 million at June 30, 2003 and December 31, 2002, respectively.

         Inventories

         Hometown had $38.0 million in inventories, net at June 30, 2003 compared to $39.2 million at December 31, 2002. The majority of inventory, $28.1 million and $29.2 million as of June 30, 2003 and December 31, 2002, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.7 million and $0.6 million at June 30, 2003 and December 31, 2002, respectively.

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

         One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

         (iii) Portfolio of 9 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of June 30, 2003, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $46,000.

         (iv) Portfolio of 8 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of June 30, 2003, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $18,000.

         The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of June 30, 2003, Hometown has reserved $15,000 against a total maximum payout of $64,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

         The same dealership during fiscal 2000 and 2001 partially guaranteed loans advanced by Ford Motor Credit Co. to a certain limousine customer. As of June 30, 2003, 18 of these loans remain outstanding. Hometown has reserved $0 against a total maximum payout of $207,000 for these loans. Hometown has not reserved for these loans due to the expected fair value of the vehicles approximating or exceeding the unamortized portion of the loan balance.

         There are also 16 loans whose liens were not properly perfected totaling approximately $127,000 as of June 30, 2003. Hometown will be required to pay the remaining loan balance should the customer default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $3,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicles.

         Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

         In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of June 30, 2003 the mortgage debt balance is $4.8 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.3 million at June 30, 2003.

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

         Hometown records a reserve referred to as "policy" for new and used vehicle warranties and the labor portion of service warranties based on available historical information. At June 30, 2003 and December 31, 2002 Hometown has a reserve of $205,000 and $172,000, respectively. The reserve is based on the last three months of new and used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                           Balance At      Additions To                   Balance At End
                                          Beginning of      Costs and                           of
          Reserve for Policy Work             Year           Expenses       Deductions        Quarter
     -------------------------------      ------------     ------------     ----------    --------------
      Six Months Ended June 30, 2003        $172,000         380,000        (347,000)        $205,000

         Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships.

         Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At June 30, 2003 and December 31, 2002, Hometown had $1,232,000 and $1,237,000 of
related deferred revenue, respectively. During the six months ended June 30, 2003, these dealerships generated approximately $252,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $257,000 of deferred revenue was amortized to Other Revenues, net. At June 30, 2003 and December 31, 2002, Hometown also had other deferred revenue of $293,000 and $94,000, respectively.

SALE OF CHRYSLER/JEEP SALES AND SERVICE FRANCHISE

         On June 3, 2003 Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury, CT store for $950,000 in cash. The transaction resulted in Hometown recording a $936,000 gain on the sale and is included in Other Income in Hometown's Consolidated Statement of Operations for the three and six months ending June 30, 2003. Hometown will continue to use the property for the sale of used cars. The lease for the property expires in 2013. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 4.

FRANCHISE AGREEMENTS

         On March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies during the next six months. Toyota has expressed concerns that the financial resources of the Toyota dealerships are being used to finance the cash flow deficits of affiliated companies and that because of this the Toyota dealerships do not meet their net working capital requirements by approximately $1.0 million. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota has also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Note 7, Commitments and Contingencies - Litigation and in Managements Discussion and Analysis - Litigation. Hometown has developed plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep Sales and Service Franchise and advances on warranty income from Hometown's Extended Service Plan vendor. Other possible plans include the sale of real property, obtaining an outside line of credit and private equity financing. In addition, Hometown has been in monthly contact with Toyota to review the efforts of
Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at December 31, 2002 had combined revenues of $100.6 million and pre-tax income before allocation of corporate costs of $2.5 million. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

LITIGATION

         In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned to Crestmont MM, L.P. (the "Assignee") the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey. On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and cross-claim and intends to vigorously defend this action. In fact the landlord has leased the premises for the period January 29, 2003 through January 29, 2004 for a total of $120,000, to another tenant thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

         Litigation counsel has been retained by our insurers to represent us in this action. A motion has been granted such that only a single shareholder remains as an individual shareholder defendant. Also, Hometown has filed counterclaims to recover damages associated with the Vergopias breaches of certain agreements, as well as breaches of their fiduciary duties. Discovery is proceeding in this action.

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

         Universal Underwriters Group ("Universal"), Hometown's insurance provider, commenced a lawsuit against The Chubb Group of Insurance Companies
("Chubb"), Hometown's Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopias for discovery and case management purposes. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopias claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Chubb to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal. Hometown has brought counterclaims against Universal and a cross-claim for declaratory judgment against Chubb. Hometown maintains that the insurers are obligated to defend and indemnify on all claims brought by the Vergopias. Discovery is ongoing on this matter. Hometown believes it has meritorious claims and is vigorously defending this action and prosecuting its counterclaims and cross-claims. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on prime. Based on floor plan amounts outstanding at June 30, 2003 of $38.5 million, a 1% change in the prime rate would result in a $0.4 million change to annual floor plan interest expense.

         At June 30, 2003, Hometown invested $2.3 million of excess cash, of which $1.6 million was invested in money market accounts paying a weighted average interest rate of 0.95% at June 30, 2003, and $0.7 million was invested in a Ford Motor Credit Company cash management account paying interest of 5.25% at June 30, 2003. The cash management account interest rate is tied to rate charged on Hometown's floor plan financing arrangement.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the end of the quarter ended June 30, 2003 are effective in ensuring that material information relating to the
Company,  including  its  consolidated  subsidiaries,   is  made  known  to  the
certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-Q was being prepared and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, there was no change in internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits:

         31.1     Chief Executive Officer Certification

         31.2     Chief Financial Officer Certification

         32.1     Chief Executive  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Chief Financial  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       b. Reports on Form 8-K

         On May 15, 2003, Hometown filed a report on Form 8-K with respect to Items 7 and 9 on such report, related to the Company's announcing its 2003 first quarter results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Hometown Auto Retailers, Inc.

         August 12, 2003                 By: /s/ Corey E.  Shaker
         ------------------------        --------------------------------------
         Date                            Corey E. Shaker
                                         President and Chief Executive Officer

         August 12, 2003                 By: /s/ Charles F. Schwartz
         ------------------------        --------------------------------------
         Date                            Charles F. Schwartz
                                         Chief Financial Officer