Form 10-Q
period 2003-09-30
HOMETOWN AUTO RETAILERS INC
filed 2003-11-13
CIK 1061117

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Title                                           Outstanding
------------------------------------------------                    ------------
Common Stock, Class A, par value $.001 per share                      3,654,853
Common Stock, Class B, par value $.001 per share                      3,520,252

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                  Page
ITEM 1.    Consolidated Balance Sheets at September 30, 2003 (Unaudited)
           and December 31, 2002 (Audited)                                         3

           Unaudited Consolidated Statements of Operations for three and nine
           months ended September 30, 2003 and 2002                                4

           Unaudited Consolidated Statements of Stockholders' Equity for the
           nine months ended September 30, 2003 and 2002                           5

           Unaudited Consolidated Statements of Cash Flows for nine months
           ended September 30, 2003 and 2002                                       6

           Notes to Unaudited Consolidated Financial Statements                    7

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                              16

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk             30

ITEM 4.    Controls and Procedures                                                30

PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders                    31

ITEM 6.    Exhibits and Reports on Form 8-K                                       31

SIGNATURES                                                                        32

CERTIFICATIONS                                                                    33

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

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          September 30,   December 31,
                                ASSETS                                        2003            2002
                                                                           (Unaudited)
                                                                            --------        --------
Current Assets:
   Cash and cash equivalents                                                $  5,741        $  3,624
   Accounts receivable, net                                                    7,026           4,883
   Inventories, net                                                           34,181          39,169
   Prepaid expenses and other current assets                                     557             510
   Deferred income taxes and taxes receivable                                  1,061           1,245
                                                                            --------        --------
     Total current assets                                                     48,566          49,431

Property and equipment, net                                                   12,689          12,882
Other assets                                                                   1,075           1,503
                                                                            --------        --------
     Total assets                                                           $ 62,330        $ 63,816
                                                                            ========        ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                                                 $ 34,265        $ 38,522
   Accounts payable and accrued expenses                                       6,812           5,072
   Current maturities of long-term debt and capital lease obligations            998           1,164
   Deferred revenue                                                              697             588
                                                                            --------        --------
     Total current liabilities                                                42,772          45,346

Long-term debt and capital lease obligations                                  12,370          13,059
Long-term deferred income taxes                                                   90             118
Long-term deferred revenue                                                       754             743
                                                                            --------        --------
     Total liabilities                                                        55,986          59,266

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                                 --              --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,597,105 and 3,563,605 shares issued and
   outstanding                                                                     4               3
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,578,000 and 3,611,500 shares issued and
   outstanding                                                                     3               4
   Additional paid-in capital                                                 29,760          29,760
   Accumulated deficit                                                       (23,423)        (25,217)
                                                                            --------        --------
     Total stockholders' equity                                                6,344           4,550
                                                                            --------        --------
     Total liabilities and stockholders' equity                             $ 62,330        $ 63,816
                                                                            ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   For the Three Months              For the Nine Months
                                                                    Ended September 30,              Ended September 30,
                                                               ----------------------------      ----------------------------
                                                                  2003             2002              2003             2002
                                                               -----------      -----------      -----------      -----------

Revenues
   New vehicle sales                                          $    52,786     $    47,597     $   139,668     $   129,172
   Used vehicle sales                                              16,888          18,039          52,021          58,076
   Parts and service sales                                          6,220           6,354          18,655          18,384
   Other, net                                                       2,286           2,358           6,259           6,811
                                                              -----------     -----------     -----------     -----------
      Total revenues                                               78,180          74,348         216,603         212,443

Cost of sales
   New vehicle                                                     49,272          44,740         130,640         121,295
   Used vehicle                                                    15,243          16,285          47,006          52,716
   Parts and service                                                2,830           2,861           8,463           8,262
                                                              -----------     -----------     -----------     -----------
      Total cost of sales                                          67,345          63,886         186,109         182,273
                                                              -----------     -----------     -----------     -----------
      Gross profit                                                 10,835          10,462          30,494          30,170

Selling, general and administrative expenses                        9,094           8,794          26,509          26,030
                                                              -----------     -----------     -----------     -----------
      Income from operations                                        1,741           1,668           3,985           4,140

   Interest income                                                     22              12              36              33
   Interest (expense)                                                (715)           (812)         (2,292)         (2,412)
   Other income                                                         5              11             956              35
   Other (expense)                                                     --              --              (3)             (3)
                                                              -----------     -----------     -----------     -----------
      Income before taxes and cumulative effect of
          accounting change                                         1,053             879           2,682           1,793
      Provision for income taxes                                      221             321             888             691
                                                              -----------     -----------     -----------     -----------
      Income before cumulative effect of accounting change            832             558           1,794           1,102
      Cumulative effect of accounting change                           --              --              --         (23,708)
                                                              -----------     -----------     -----------     -----------
Net income (loss)                                             $       832     $       558     $     1,794     $   (22,606)
                                                              ===========     ===========     ===========     ===========
Earnings (loss) per share, basic
     Before cumulative effect of accounting change            $      0.12     $      0.07     $      0.25     $      0.15
     Cumulative effect of accounting change                            --              --              --           (3.30)
                                                              -----------     -----------     -----------     -----------
Earnings (loss) per share, basic                              $      0.12     $      0.07     $      0.25     $     (3.15)
                                                              ===========     ===========     ===========     ===========
Earnings (loss) per share, diluted
     Before cumulative effect of accounting change            $      0.12     $      0.07     $      0.25     $      0.15
     Cumulative effect of accounting change                            --              --              --           (3.30)
                                                              -----------     -----------     -----------     -----------
Earnings (loss) per share, diluted                            $      0.12     $      0.07     $      0.25     $     (3.15)
                                                              ===========     ===========     ===========     ===========

Weighted average shares outstanding, basic                      7,175,105       7,175,105       7,175,105       7,175,105
Weighted average shares outstanding, diluted                    7,212,067       7,175,105       7,187,426       7,175,105

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           Class A                   Class B
                                         Common Stock              Common Stock           Additional                   Total
                                    ----------------------    -----------------------      Paid-in    Accumulated  Stockholders'
                                     Shares        Amount      Shares         Amount       Capital      Deficit        Equity
                                    --------      --------    --------       --------     --------     --------       --------
Balance at December 31, 2001           3,562     $      3        3,613      $      4      $ 29,730     $ (2,285)     $ 27,452

Conversion of Class B Common to
  Class A Common                           2           --           (2)           --            --           --            --
Paid subscription receivable              --           --           --            --            30           --            30
Net loss                                  --           --           --            --            --      (22,606)      (22,606)
                                    --------     --------     --------      --------      --------     --------      --------
Balance at September 30, 2002          3,564     $      3        3,611      $      4      $ 29,760     $(24,891)     $  4,876
                                    ========     ========     ========      ========      ========     ========      ========

Balance at December 31, 2002           3,564     $      3        3,611      $      4      $ 29,760     $(25,217)     $  4,550

Conversion of Class B Common to
  Class A Common                          33            1          (33)           (1)           --           --            --
Net income                                --           --           --            --            --        1,794         1,794
                                    --------     --------     --------      --------      --------     --------      --------
Balance at September 30, 2003          3,597     $      4        3,578      $      3      $ 29,760     $(23,423)     $  6,344
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

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               For the Nine Months
                                                                               ended September 30,
                                                                            -------------------------
                                                                              2003            2002
                                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $  1,794        $(22,606)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities -
   Cumulative effect of accounting change                                         --          23,708
   Depreciation and amortization                                               1,010             995
  (Gain) on sale of sales and service franchise                                 (936)             --
  (Gain) on sale of fixed assets                                                  (3)             --
   Deferred income taxes                                                         513             627
   Changes in assets and liabilities:
      Accounts receivable, net                                                (2,095)             63
      Inventories, net                                                         5,716          (2,363)
      Prepaid expenses and other current assets                                  (65)            (88)
      Other assets                                                                37             (23)
      Floor plan notes payable                                                (4,257)          3,852
      Accounts payable and accrued expenses                                    1,747            (112)
      Deferred revenue - current                                                 109             117
      Other long term liabilities and deferred revenue                            11             (16)
                                                                            --------        --------
   Net cash provided by operating activities                                   3,581           4,154

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (593)         (1,794)
   Proceeds from sale of property and equipment                                    6              --
   Proceeds from sale of sales and service franchise                             936              --
                                                                            --------        --------
   Net cash provided by (used in) investing activities                           349          (1,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt and capital lease obligations         (1,868)         (1,268)
   Proceeds from long-term borrowings                                             55              33
   Collection of subscription receivable                                          --              30
                                                                            --------        --------
   Net cash (used in) financing activities                                    (1,813)         (1,205)

Net increase in cash and cash equivalents                                      2,117           1,155
CASH AND CASH EQUIVALENTS, beginning of period                                 3,624           4,446
                                                                            --------        --------
CASH AND CASH EQUIVALENTS, end of period                                    $  5,741        $  5,601
                                                                            ========        ========
 Cash paid for - Interest                                                   $  2,325        $  2,396
 Cash paid for - Taxes                                                      $    316        $    261
 Purchases financed by capital lease obligations                            $    958        $    891

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation

           The accompanying consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

           Stock-based Compensation

           At September 30, 2003, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan"). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                               2003            2002            2003            2002
                                                            ----------      ----------      ----------      ----------
                                                                                  (in thousands)
Net income (loss), as reported                              $      832      $      558      $    1,794      $  (22,606)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects (1)
                                                                   (10)             (7)            (22)            (21)
                                                            ----------      ----------      ----------      ----------
Pro forma net income (loss)                                 $      822      $      551      $    1,772      $  (22,627)
                                                            ==========      ==========      ==========      ==========
Earnings (loss) per share:
Basic, as reported                                          $     0.12      $     0.07      $     0.25      $    (3.15)
Basic, pro forma                                            $     0.11      $     0.07      $     0.25      $    (3.15)
Diluted, as reported                                        $     0.12      $     0.07      $     0.25      $    (3.15)
Diluted, pro forma                                          $     0.11      $     0.07      $     0.25      $    (3.15)

(1) All awards refers to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

           New Accounting Pronouncements

           In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The adoption of this interpretation did not have any effect on Hometown's consolidated financial statements.

3.         EARNINGS PER SHARE

            "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,132,000 and 1,378,000 shares of common stock were outstanding as of September 30, 2003 and 2002, respectively. Basic and diluted weighted average shares for the three and nine months ended September 30, 2003 and 2002 are as follows:


                                            Three Months Ended                          Nine Months Ended
                                 September 30, 2003    September 30, 2002    September 30, 2003    September 30, 2002
                                 ------------------    ------------------    ------------------    ------------------
Basic, Weighted Average Shares        7,175,105             7,175,105              7,175,105             7,175,105
                                      =========             =========              =========             =========

Common Stock Equivalents                 36,962                    --                 12,321                    --
                                      ---------             ---------              ---------             ---------
Diluted, Weighted Average Shares      7,212,067             7,175,105              7,187,426             7,175,105
                                      =========             =========              =========             =========

           The common stock equivalents are options whose exercise price is less than the average market price of the common shares during the period. Periods that do not include common stock equivalents is due to the options and warrant prices being greater than the average market price of the common shares during the period or due to the effect being anti-dilutive.

           The basic and diluted earnings per share is $0.12 and $0.07 for the three months ended September 30, 2003 and September 30, 2002, respectively. The basic and diluted earnings per share for the nine months ended September 30, 2003 is $0.25. The nine months ended September 30, 2003 includes $0.08 per share from the gain on sale of a Chrysler /Jeep Sales and Service Franchise (Note 8). The basic and diluted (loss) per share for the nine months ended September 30, 2002 is $(3.15), which includes basic and diluted income per share before cumulative effect of accounting change of $0.15 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 4 to the consolidated financial statements for the recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

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

           During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the nine months ended September 30, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. Hometown is reducing its valuation allowance as goodwill is being amortized for tax purposes.

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

           A summary of changes in Hometown's goodwill during the year ended December 31, 2002, is as follows (in thousands):

   Reporting Unit                        Balance at                                         Balance at
                                      December 31, 2001           Impairments           December 31, 2002
                                      -----------------           -----------           -----------------
   Total Company                          $ 23,708                  $ 23,708                   $ -
                                       ===============             =========               ============

           As of September 30, 2003 and December 31, 2002, Hometown's intangible assets consisted of the following:


                                                         9/30/03        12/31/02
                                                         -------        --------
                                                             (in thousands)
Deferred finance charges                                 $ 267            $ 267
Accumulated amortization                                   (94)             (78)
Non-compete agreement                                      381              381
Accumulated amortization                                  (254)            (206)
Franchise fee                                               10               --
Accumulated amortization                                    (1)              --
                                                         -----            -----
   Net intangible assets (a)                             $ 309            $ 364
                                                         =====            =====

           (a) These assets are included in Other Assets in the consolidated financial statements

5.         INVENTORIES

           New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                                       9/30/03         12/31/02
                                                       -------         --------
                                                           (in thousands)
New Vehicles                                           $24,497           $29,236
Used Vehicles                                            7,496             7,264
Parts, accessories and other                             2,188             2,669
                                                       -------           -------
   Total Inventories                                   $34,181           $39,169
                                                       =======           =======

           The lower of cost or market reserves were $0.7 million and $0.6 million at September 30, 2003 and December 31, 2002, respectively.

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

7.         COMMITMENTS AND CONTINGENCIES

           Litigation

           In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey to Crestmont MM, L.P. (the "Assignee"). On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and cross-claim and intends to vigorously defend this action. In addition, the landlord has leased the premises to another tenant for the period from January 29, 2003 through January 29, 2004 for a total of $120,000, thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

           In July 2002, Hometown received notice of a complaint filed by the Trust Company of New Jersey ("Trust Company") for payment under certain guaranty agreements allegedly made by Hometown's wholly-owned subsidiary Westwood Lincoln Mercury Sales, Inc. ("Westwood") in favor of Trust Company in connection with a sale of vehicles in 1998. Trust Company is seeking approximately $390,000 plus other costs totaling approximately $70,000. Hometown does not believe that Westwood has any obligations under the guaranty agreements due to certain actions taken by Trust Company in relation to the underlying debt, the debtor and other guarantors. Hometown believes it has meritorious defenses and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

           Universal Underwriters Group ("Universal"), Hometown's insurance provider, commenced a lawsuit against The Chubb Group of Insurance Companies
("Chubb"), Hometown's Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopias for discovery and case management purposes. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopias claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Chubb to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal. Hometown has brought counterclaims against Universal and a cross-claim for declaratory judgment against Chubb. Hometown maintains that the insurers are obligated to defend and indemnify on all claims brought by the Vergopias. Hometown's former counsel and assistant secretary has been added to the case as a defendant in the action and has made cross-claims against Hometown demanding indemnification for claims made by the Vergopias against him in the underlying action. Discovery is ongoing on this matter. Hometown believes it has meritorious claims and is vigorously defending this action and prosecuting its counterclaims and cross-claims. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

           One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 8 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of September 30, 2003, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $35,000.

      (ii) Portfolio of 7 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of September 30, 2003, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $11,000.

           The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of September 30, 2003, Hometown has reserved $13,000 against a total maximum payout of $46,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

           There are also 8 loans whose liens were not properly perfected totaling approximately $30,000 as of September 30, 2003. Hometown will be required to pay the remaining loan balance should the customers default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $3,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicles.

           Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

           In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of September 30, 2003 the mortgage debt balance is $4.7 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.2 million at September 30, 2003.

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

           Hometown records a reserve referred to as "policy" for new and used vehicle warranties and the labor portion of service warranties based on available historical information. At September 30, 2003 and December 31, 2002 Hometown has a reserve of $210,000 and $172,000, respectively. The reserve is based on the last three months of new and used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                                                              Additions To                       Balance At End
                                                           Balance At           Costs and                              of
   Reserve for Policy Work                              Beginning of Year       Expenses         Deductions         Quarter
   ---------------------------------                   ------------------    ---------------    ------------     --------------
 Nine Months Ended September 30, 2003                       $172,000             599,000          (561,000)         $210,000



           Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships.

           Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At September 30, 2003 and December 31, 2002, Hometown had $1,257,000 and $1,237,000
of related deferred revenue, respectively. During the nine months ended September 30, 2003, these dealerships generated approximately $405,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $385,000 of deferred revenue was amortized to Other Revenues, net. At September 30, 2003 and December 31, 2002, Hometown also had other deferred revenue of $194,000 and $94,000, respectively.

           Franchise Agreements

           On September 18, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that the period during which Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies was extended for an additional ninety (90) days through December 18, 2003. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of affiliated companies and that because of this the financial health of the Toyota dealerships was detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Note 7, Commitments and Contingencies - Litigation and in Managements Discussion and Analysis - Litigation. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep Sales and Service Franchise (Note 8) and advances on warranty income from Hometown's Extended Service Plan vendor. In addition, Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at September 30, 2003 had combined revenues of $81.1 million and pre-tax income before allocation of corporate costs of $1.9 million. As of September 30, 2003, Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has not yet withdrawn its reservation of the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

8.         SALE OF CHRYSLER/JEEP SALES AND SERVICE FRANCHISE

           On June 3, 2003 Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury, CT store for $950,000 in cash. The transaction resulted in Hometown recording a $936,000 gain on the sale and is included in Other Income in Hometown's Consolidated Statement of Operations for the nine months ending September 30, 2003. Hometown will continue to use the property for the sale of used cars. The lease for the property expires in 2013. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 4.

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

           During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the nine months ended September 30, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. Hometown is reducing its valuation allowance as goodwill is being amortized for tax purposes.

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

UNITS

           The units sold by category for Hometown for the three and nine months ended September 30, 2003 and 2002, are as follows:

                                    For the three months      For the nine months
                                     ended September 30,       ended September 30,
                                       2003        2002        2003        2002
                                      ------      ------      ------      ------
New vehicle                            1,990       1,841       5,456       5,097
Used vehicle - retail                    947       1,038       2,883       3,237
Used vehicle - wholesale                 936         781       2,316       2,205
                                      ------      ------      ------      ------
Total units sold                       3,873       3,660      10,655      10,539
                                      ======      ======      ======      ======

           Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. The units sold by category for Hometown on a same store basis (excluding the Chrysler/Jeep new car franchise for all periods) for the three and nine months ended September 30, 2003 and 2002, are as follows:

                                  For the three months        For the nine months
                                   ended September 30,        ended September 30,
                                    2003         2002         2003         2002
                                   ------       ------       ------       ------
New vehicle                         1,990        1,753        5,363        4,857
Used vehicle - retail                 947        1,038        2,883        3,237
Used vehicle - wholesale              936          781        2,316        2,205
                                   ------       ------       ------       ------
Total units sold                    3,873        3,572       10,562       10,299
                                   ======       ======       ======       ======


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002.

           REVENUE

           Total revenue increased $3.9 million, or 5.2% to $78.2 million for the three months ended September 30, 2003, from $74.3 million for three months ended September 30, 2002. Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep new car franchise for all periods), revenues increased $6.3 million, or 8.8% to $78.2 million for the three months ended September 30, 2003, from $71.9 million for three months ended September 30, 2002. This increase was primarily due to increased sales of new vehicles ($7.4 million), partially offset by decreased sales of used vehicles ($1.1 million). New vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, which in turn contributed to the decrease in used vehicle sales.


           Revenue from the sale of new vehicles increased $5.2 million, or 10.9% to $52.8 million for the three months ended September 30, 2003, from $47.6 million for the three months ended September 30, 2002. On a same store basis, revenues increased $7.4 million, or 16.3% to $52.8 million for the three months ended September 30, 2003, from $45.4 million for the three months ended September 30, 2002. This is comprised of an increase of 237 units sold in 2003 compared to 2002 ($6.2 million) and a 2.4% increase in average selling price ($1.2 million). The increase is primarily due to increases at Hometown's Lincoln Mercury ($2.8 million), Chevrolet ($2.5 million), Toyota ($1.8 million), Mazda ($0.8 million) and the remaining Chrysler/Jeep ($0.4 million) dealerships partially offset by a decrease at Hometown's Ford dealership ($0.9 million). The increase at the Lincoln Mercury dealerships was primarily due to an additional 56 units sold in 2003 compared to 2002 ($1.8 million), combined with a 6.5% increase in the average selling price ($1.0 million). Lincoln Mercury includes an increase in sales of 9 livery units ($0.2 million). The increase at the Chevrolet dealership was primarily due to an increase of 104 units sold in 2003 compared to 2002 ($2.5 million). The increase at the Toyota dealerships was primarily due to an increase of 79 units sold in 2003 compared to 2002 ($1.9 million), partially offset by a slight decrease in the average selling price ($0.1 million). This is net of a decrease in fleet sales ($0.1 million). The increase at the Mazda dealership was primarily due to an additional 36 units sold in 2003 compared to 2002 ($0.8 million). The Chrysler/Jeep increase was primarily due to an increase of 9 units sold ($0.2 million) in the 2003 period compared to the 2002 period combined with a 9.4% increase in the average selling price ($0.2 million). The decrease at the Ford dealership was primarily due to a decrease of 47 units sold in 2003 compared to 2002 ($1.2 million), partially offset by a 4.8% increase in the average selling price ($0.3 million).

           Revenue from the sale of used vehicles decreased $1.1 million, or 6.1%, to $16.9 million for three months ended September 30, 2003, from $18.0 million for the three months ended September 30, 2002. This was primarily due to reduced used vehicle sales at retail ($1.1 million), due to a decrease in 91 units ($1.3 million) partially offset by an increase in average selling price ($0.2 million). Essentially all dealerships experienced decreased revenue from the sale of used vehicles at retail. An increase of 155 units sold at wholesale ($0.6 million) was offset by a decrease in their average selling price. As discussed above, new vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, which in turn contributed to the decrease in used vehicle sales.

           Parts and service revenue decreased $0.2 million, or 3.1% to $6.2 million for the three months ended September 30, 2003, from $6.4 million for the three months ended September 30, 2002. As a result of the sale of a Chrysler/Jeep new car franchise, that dealerships parts and service business was closed. Excluding this business for all periods, parts and service revenue increased $0.1 million or 1.6% for the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

           Other dealership revenues decreased less than $0.1 million to $2.3 million for the three months ended September 30, 2002, from $2.4 million for the three months ended September 30, 2003. This decrease is primarily attributable to decreases in other dealership revenues (extended service plan income, finance income and other income) of used vehicles ($0.1 million), from decreased unit sales and lower average other revenue per vehicle sold, partially offset by an increase in similar revenues attributable to sales of new vehicles (less than $0.1 million).

           GROSS PROFIT

           Total gross profit increased $0.3 million, or 2.9% to $10.8 million for the three months ended September 30, 2003, from $10.5 million for the three months ended September 30, 2002. Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep new car franchise for all periods), gross profit increased $0.7 million, or 6.9% to $10.8 million for the three months ended September 30, 2003, from $10.1 million for the three months ended September 30, 2002. This increase was primarily attributable to an increase in new vehicle gross profit of $0.8 million and gross profit on other dealership revenues ($0.1 million), partially offset by a decrease in gross profit on sale of used vehicles ($0.2 million). Gross profit percentage for Hometown was 14.0% in 2003 and 14.3% in 2002. Adjusting both periods for Toyota and Chevrolet fleet sales, gross profit percentage was 15.0% in 2003 and 15.2% in 2002.

           Gross profit on the sale of new vehicles increased $0.6 million, or 20.7%, to $3.5 million for the three months ended September 30, 2003, from $2.9 million for the three months ended September 30, 2002. On a same store basis gross profit on the sale of new vehicles increased $0.8 million, or 29.6%, to $3.5 million for the three months ended September 30, 2003, from $2.7 million for the three months ended September 30, 2002. The increase in gross profit is primarily attributable to an increase of 237 units ($0.4 million), combined with a 14.7% increase in average gross profit per vehicle ($0.4 million). Most dealerships experienced an increase in gross profit in the 2003 period compared to 2002. Gross profit percentage for 2003 was 7.0% compared to

6.3% for 2002. Adjusting both periods for Toyota and Chevrolet fleet sales, which generate low margins, gross profit percentage for new vehicles was 7.8% in 2003 and 7.0% in 2002.

           Gross profit on the sale of used vehicles decreased $0.2 million, or 11.1%, to $1.6 million for the three months ended September 30, 2003 from $1.8 million for the three months ended September 30, 2002. This decrease is primarily due to a 9.5% decrease in average gross profit per vehicle ($0.2 million), partially offset by an increase of 64 units. Gross profit percentage on the sale of used vehicles was 8.8% in 2003 and 2002.

           Parts and service gross profit decreased $0.1 million, or 2.9%, to $3.4 million for the three months ended September 30, 2003, from $3.5 million for the three months ended September 30, 2002. As a result of the sale of a Chrysler/Jeep new car franchise, that dealerships parts and service business was closed. Excluding this business for all periods, parts and service gross profit increased approximately $30,000 or less than 1.0% for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The increase was primarily attributable to the increase in revenues. Gross profit percentage was 56.7% in 2003 compared to 59.6% in 2002.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased $0.3 million, or 3.4%, to $9.1 million for the three months ended September 30, 2003, from $8.8 million for the three months ended September 30, 2002. Increases in advertising ($0.2 million) and various reserves for chargebacks ($0.2 million), were partially offset by other cost reductions ($0.1 million).

           INTEREST EXPENSE

           Interest expense decreased $0.1 million, or 12.5% to $0.7 million for the three months ended September 30, 2003, from $0.8 million for the three months ended September 30, 2002.

           PROVISION FOR INCOME TAX

           The effective income tax rate was 21.0% for the quarter ended September 30, 2003 and 36.5% for the same period of 2002. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2003 rate reflects a $196,000 reduction in the valuation allowance associated with the amortization of goodwill for tax purposes.

           NET INCOME

           Net income increased $274,000 to $832,000 for the three months ended September 30, 2003, from $558,000 for the three months ended September 30, 2002. See above for explanation of changes.

           EARNINGS PER SHARE, BASIC AND DILUTED AND WEIGHTED AVERAGE SHARES

           "Basic  earnings (loss) per share" is computed by dividing net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,132,000 and 1,378,000 shares of common stock were outstanding as of September 30, 2003 and 2002, respectively. The basic weighted average shares are 7,175,105 shares for both the three months ended September 30, 2003 and 2002. The diluted weighted average shares are 7,212,067 shares and 7,175,105 shares for the three months ended September 30, 2003 and 2002, respectively. Options whose exercise price is less than the average market price of the common shares during the period are included in weighted average shares as common stock equivalents. See
Note 3. The basic and diluted earnings per share is $0.12 and $0.07 for the three months ended September 30, 2003 and September 30, 2002, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002.

           REVENUE

           Total revenue increased $4.2 million, or 2.0% to $216.6 million for the nine months ended September 30, 2003, from $212.4 million for the nine months ended September 30, 2002. Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep new car franchise for all periods), revenues increased $8.2 million or 4.0% to $213.7 million for the nine months ended September 30, 2003, from $205.5 million for the nine months ended September 30, 2002. This increase was primarily due to increased new vehicle sales ($14.2 million) partially offset by decreased sales of used vehicles ($6.1 million). New vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, which in turn contributed to the decrease in used vehicle sales.

           Revenue from the sale of new vehicles increased $10.5 million, or 8.1%, to $139.7 million for the nine months ended September 30, 2003, from $129.2 million for the nine months ended September 30, 2002. On a same store basis, revenues increased $14.2 million, or 11.5% to $137.2 million for the nine months ended September 30, 2003, from $123.0 million for the nine months ended September 30, 2002. The increase is attributable to an additional 506 units sold in 2003 compared to 2002 ($12.8 million) plus a 1.0% increase in average selling price ($1.4 million). The increase is primarily due to increases at Hometown's Chevrolet ($5.0 million), Lincoln Mercury ($4.4 million), Mazda ($2.2 million), Toyota ($2.1 million) and Ford ($0.7 million) dealerships partially offset by a decrease at Hometown's remaining Chrysler/Jeep dealership ($0.2 million). The increase at the Chevrolet dealership was primarily due to an increase of 199 units sold in 2003 compared to 2002 ($4.8 million), combined with an increase in the average selling price ($0.2 million). Included in this was an increase in fleet sales of 42 units ($0.8 million). Excluding fleet sales, other Chevrolet new vehicle sales increased $4.2 million due to the sale of 157 additional units ($3.8 million), combined with a 2.6% increase in average selling price ($0.4 million). The increase at the Lincoln Mercury dealerships was primarily due to an 8.4% increase in the average selling price ($3.0 million), plus an increase of 44 units sold in 2003 compared to 2002 ($1.4 million). The Lincoln Mercury increase is net of a decrease in sales of 9 livery units ($0.5 million). The increase at the Mazda dealership was primarily due to an additional 102 units sold in 2003 compared to 2002 ($2.2 million). The increase at the Toyota dealerships was primarily due to an increase of 178 units sold in 2003 compared to 2002 ($4.0 million), partially offset by a 3.3% decrease in the average selling price ($1.9 million). Included in this was a decrease in fleet sales of $0.3 million due to a 7.4% decrease in average selling price, partially offset by an increase of 6 units. Excluding fleet sales, other Toyota new vehicle sales increased $2.4 million due to the sale of 172 additional units ($4.1 million) partially offset by a 3.2% decrease in average selling price ($1.7 million). The increase at the Ford dealership was primarily due to a 3.8% increase in the average selling price ($0.5 million), combined with an increase of 7 units sold in 2003 compared to 2002 ($0.2 million). The Chrysler/Jeep decrease was primarily due to a decrease of 24 units sold ($0.6 million) in the 2003 period compared to the 2002 period, partially offset by an 8.3% increase in the average selling price ($0.4 million).

           Revenue from the sale of used vehicles decreased $6.1 million, or 10.5%, to $52.0 million for nine months ended September 30, 2003, from $58.1 million for the nine months ended September 30, 2002. This was due to a decrease of 354 units sold at retail ($5.0 million), partially offset by a 2.8% increase in average selling price ($1.1 million) plus reduced used vehicle sales at wholesale ($2.2 million) due to lower average selling price ($2.8 million) partially offset by a increase of 111 units ($0.6 million). A Lincoln Mercury/Mazda dealership accounted for $2.2 million of the decrease in used vehicle sales at retail and all of the decrease in used vehicle sales at wholesale. This was primarily due to the dealership reducing its emphasis on the sale of high-end used cars during the 2002 period, causing an increase in retail and wholesale sales of such vehicles in 2002. Essentially all dealerships experienced decreased revenue from the sale of used vehicles at retail. As discussed above, new vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, which in turn contributed to the decrease in used vehicle sales.

           Parts and service revenue increased $0.3 million, or 1.6%, to $18.7 million for the nine months ended September 30, 2003, from $18.4 million for the nine months ended September 30, 2002. As a result of the sale of a Chrysler/Jeep new car franchise, that dealerships parts and service business was closed. Excluding this business for all periods, parts and service revenue increased $0.5 million or 2.8% for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

           Other dealership revenues decreased $0.5 million, or 7.4% to $6.3 million for the nine months ended September 30, 2003, from $6.8 million for the nine months ended September 30, 2002. This decrease is primarily attributable to decreases in other dealership revenues (extended service plan income, finance income and other income) of used vehicles, from decreased unit sales and lower average other revenue per vehicle sold.

           GROSS PROFIT

           Total gross profit increased $0.3 million, or 1.0% to $30.5 million for the nine months ended September 30, 2003, from $30.2 million for the nine months ended September 30, 2002. Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep new car franchise for all periods), gross profit increased $0.8 million, or 2.7% to $30.1 million for the nine months ended September 30, 2003, from $29.3 million for the nine months ended September 30, 2002. This increase was primarily attributable to an increase in new vehicle gross profit of $1.4 million and an increase in gross profit on parts and service sales of $0.3 million, partially offset by a $0.5 million decrease in gross profit on other dealership revenues and a $0.4 million decrease in used vehicle gross profit. Gross profit percentage for Hometown was 14.1% in 2003 and 14.3% in 2002. Adjusting both periods for Toyota and Chevrolet fleet sales, gross profit percentage was 14.5% in 2003 and 14.7% in 2002.

           Gross profit on the sale of new vehicles increased $1.1 million, or 13.9%, to $9.0 million for the nine months ended September 30, 2003, from $7.9 million for the nine months ended September 30, 2002. On a same store basis gross profit on the sale of new vehicles increased $1.4 million, or 18.7%, to $8.9 million for the nine months ended September 30, 2003, from $7.5 million for the nine months ended September 30, 2002. The increase in gross profit is primarily attributable to an increase of 506 units ($0.8 million) combined with a 7.3% increase in average gross profit per vehicle ($0.6 million). Included in the unit increase are 48 units attributable to an increase in Toyota and Chevrolet fleet sales, which had a minimal effect on the increase in gross profit. Most dealerships experienced an increase in gross profit in the 2003 period compared to 2002. Gross profit percentage for 2003 was 6.5% compared to 6.1% for 2002. Adjusting both periods for Toyota and Chevrolet fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.7% in 2003 and 6.4% in 2002.

           Gross profit on the sale of used vehicles decreased $0.4 million, or 7.4%, to $5.0 million for the nine months ended September 30, 2003, from $5.4 million for the nine months ended September 30, 2002. The decrease was due to a decrease of 243 units ($0.3 million) combined with a 2.0% decrease in average gross profit per vehicle ($0.1 million). A Lincoln Mercury/Mazda dealership, discussed in revenues above, accounted for a $0.2 million decrease. Gross profit percentage on the sale of used vehicles was 9.6% in 2003 compared to 9.2% in 2002.

           Parts and service gross profit increased $0.1 million, or 1.0%, to $10.2 million for the nine months ended September 30, 2003, from $10.1 million for the nine months ended September 30, 2002. As a result of the sale of a Chrysler/Jeep new car franchise, that dealerships parts and service business was closed. Excluding this business for all periods, parts and service gross profit increased $0.3 million, or 3.1%, to $10.0 million for the nine months ended September 30, 2003, from $9.7 million for the nine months ended September 30, 2002. The increase was primarily attributable to the increase in revenues. Gross profit percentage was 54.9% in 2003 compared to 54.8% in 2002.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased $0.5 million, or 1.9%, to $26.5 million for the nine months ended September 30, 2003, from $26.0 million for the nine months ended September 30, 2002. Increases in advertising ($0.4 million), reserves for chargebacks ($0.3 million) and various other costs ($0.1 million), were partially offset by a reduction in salaries and employee benefits ($0.3 million).

           OTHER INCOME

           In June 2003, Hometown sold a Chrysler/Jeep Sales and Service Franchise in Waterbury, CT resulting in a gain of approximately $936,000 recorded in Other Income.

            INTEREST EXPENSE

           Interest expense decreased $0.1 million, or 4.2% to $2.3 million for the nine months ended September 30, 2003, from $2.4 million for the nine months ended September 30, 2002.

           PROVISION FOR INCOME TAX

           The effective income tax rate was 33.1% for the nine months ended September 30, 2003 and 38.5% for the same period of 2002. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2003 rate reflects a $196,000 reduction in the valuation allowance associated with the amortization of goodwill for tax purposes.

           INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

           Income before cumulative effect of accounting change increased $0.7 million to $1.8 million for the nine months ended September 30, 2003, from $1.1 million for the nine months ended September 30, 2002. The improvement is primarily due to the gain on sale of the Chrysler/Jeep Sales and Service Franchise recorded in Other Income. See above for explanation of other changes.

           CUMULATIVE EFFECT OF ACCOUNTING CHANGE

           In accordance with SFAS 142, Hometown completed its goodwill impairment testing during 2002, which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the nine months ended September 30, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. See Note 4 to the consolidated financial statements. Hometown is reducing its valuation allowance as goodwill is being amortized for tax purposes.

           NET INCOME (LOSS)

           Net income (loss) improved $24.4 million, to income of $1.8 million for the nine months ended September 30, 2003, from a loss of $(22.6) million for the nine months ended September 30, 2002. The decreased loss is primarily due to the write-off of the carrying value of goodwill in the 2002 period. See above for explanation of other changes.

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

Options and warrants to purchase approximately 1,132,000 and 1,378,000 shares of common stock were outstanding as of September 30, 2003 and 2002, respectively. The basic weighted average shares are 7,175,105 shares for both the nine months ended September 30, 2003 and 2002. The diluted weighted average shares are 7,187,426 shares and 7,175,105 shares for the nine months ended September 30, 2003 and 2002, respectively. Options whose exercise price is less than the average market price of the common shares during the period are included in weighted average shares as common stock equivalents. See Note 3.

      The basic and diluted earnings per share for the nine months ended September 30, 2003 is $0.25 and includes $0.08 per share from the gain on sale of a Chrysler Sales and Service Franchise (Note 8). The basic and diluted (loss) per share for the nine months ended September 30, 2002 is $(3.15), which includes basic and diluted income per share before cumulative effect of accounting change of $0.15 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 4 to the consolidated financial statements for the recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

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

           Cash and Cash Equivalents

           Total cash and cash equivalents was $5.7 million and $3.6 million at September 30, 2003 and December 31, 2002, respectively.

           Cash Flow from Operations

           The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                                      Nine months ended September 30,
                                                           2003           2002
                                                          -------        -------
                                                             (in thousands)
Net cash provided by operating activities                 $ 3,581        $ 4,154
Net cash provided by (used in) investing activities           349         (1,794)
Net cash (used in) financing activities                    (1,813)        (1,205)
                                                          -------        -------

Net increase in cash and cash equivalents                 $ 2,117        $ 1,155
                                                          =======        =======

           For the nine months ended September 30, 2003, net cash provided from operations of $3.6 million primarily consists of: (i) net income plus non-cash items of $2.4 million; (ii) the decrease in inventory in excess of the decrease in floor plan liability of $1.5 million; and (iii) an increase in accounts payable and accrued expenses of $1.7 million; partially offset by increased accounts receivable of $2.1 million. Net cash provided by investing activities of $0.3 million is primarily due the proceeds from the sale of a Chrysler/Jeep Sales and Service Franchise of $0.9 million, partially offset by capital expenditures of $0.6 million. Net cash used in financing activities of $1.8 million is primarily due to principal payments of long-term debt and capital lease obligations.

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

           Capital Expenditures

           Capital expenditures for fiscal 2003 are expected to be $0.7 million, consisting primarily of equipment purchases ($0.3 million) and the remaining costs associated with the construction of a new showroom at our Framingham, Massachusetts dealership ($0.4 million).

           Receivables

           Hometown had $7.0 million in accounts receivable at September 30, 2003 compared to $4.9 million at December 31, 2002. The increase in receivables is due to the increase in sales that takes place in September compared to December. The majority of those receivables, $3.6 million and $2.8 million as of September 30, 2003 and December 31, 2002, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. The allowance for doubtful accounts is $0.3 million and $0.2 million at September 30, 2003 and December 31, 2002, respectively.

           Inventories

           Hometown had $34.2 million in inventories, net at September 30, 2003 compared to $39.2 million at December 31, 2002. The majority of inventory, $24.5 million and $29.2 million as of September 30, 2003 and December 31, 2002, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.7 million and $0.6 million at September 30, 2003 and December 31, 2002, respectively.

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

           One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 8 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of September 30, 2003, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $35,000.

      (ii) Portfolio of 7 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of September 30, 2003, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $11,000.

           The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of September 30, 2003, Hometown has reserved $13,000 against a total maximum payout of $46,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

           There are also 8 loans whose liens were not properly perfected totaling approximately $30,000 as of September 30, 2003. Hometown will be required to pay the remaining loan balance should the customers default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $3,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicles.

           Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

           In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of September 30, 2003 the mortgage debt balance is $4.7 million. Hometown makes annual lease payments of $756,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.2 million at September 30, 2003.

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

           Hometown records a reserve referred to as "policy" for new and used vehicle warranties and the labor portion of service warranties based on available historical information. At September 30, 2003 and December 31, 2002 Hometown has a reserve of $210,000 and $172,000, respectively. The reserve is based on the last three months of new and used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                                                              Additions To                       Balance At End
                                                           Balance At           Costs and                              of
      Reserve for Policy Work                           Beginning of Year       Expenses         Deductions         Quarter
      -----------------------                           -----------------       --------         ----------         -------
 Nine Months Ended September 30, 2003                       $172,000             599,000          (561,000)         $210,000

           Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships.

           Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At September 30, 2003 and December 31, 2002, Hometown had $1,257,000 and $1,237,000
of related deferred revenue, respectively. During the nine months ended September 30, 2003, these dealerships generated approximately $405,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $385,000 of deferred revenue was amortized to Other Revenues, net. At September 30, 2003 and December 31, 2002, Hometown also had other deferred revenue of $194,000 and $94,000, respectively.

SALE OF CHRYSLER/JEEP SALES AND SERVICE FRANCHISE

           On June 3, 2003 Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury, CT store for $950,000 in cash. The transaction resulted in Hometown recording a $936,000 gain on the sale and is included in Other Income in Hometown's Consolidated Statement of Operations for the nine months ending September 30, 2003. Hometown will continue to use the property for the sale of used cars. The lease for the property expires in 2013. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 4.

FRANCHISE AGREEMENTS

           On September 18, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., Inc. that the period during which Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies was extended for an additional ninety (90) days through December 18, 2003. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of affiliated companies and that because of this the financial health of the Toyota dealerships was detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Note 7, Commitments and Contingencies - Litigation and in Managements Discussion and Analysis - Litigation. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep Sales and Service Franchise (Note 8) and advances on warranty income from Hometown's Extended Service Plan vendor. In addition, Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships at September 30, 2003 had combined revenues of $81.1 million and pre-tax income before allocation of corporate costs of $1.9 million. As of September 30, 2003, Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships. Hometown believes that it will be able to alleviate the concerns expressed by Toyota; however, Toyota has not yet withdrawn its reservation of the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the default.

LITIGATION

           In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey to Crestmont MM, L.P. (the "Assignee"). On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and cross-claim and intends to vigorously defend this action. In addition, the landlord has leased the premises to another tenant for the period from January 29, 2003 through January 29, 2004 for a total of $120,000, thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

           In July 2002, Hometown received notice of a complaint filed by the Trust Company of New Jersey ("Trust Company") for payment under certain guaranty agreements allegedly made by Hometown's wholly-owned subsidiary Westwood Lincoln Mercury Sales, Inc. ("Westwood") in favor of Trust Company in connection with a sale of vehicles in 1998. Trust Company is seeking approximately $390,000 plus other costs totaling approximately $70,000. Hometown does not believe that Westwood has any obligations under the guaranty agreements due to certain actions taken by Trust Company in relation to the underlying debt, the debtor and other guarantors. Hometown believes it has meritorious defenses and intends to vigorously defend this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

           Universal Underwriters Group ("Universal"), Hometown's insurance provider, commenced a lawsuit against The Chubb Group of Insurance Companies
("Chubb"), Hometown's Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopias for discovery and case management purposes. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopias claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Chubb to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal. Hometown has brought counterclaims against Universal and a cross-claim for declaratory judgment against Chubb. Hometown maintains that the insurers are obligated to defend and indemnify on all claims brought by the Vergopias. Hometown's former counsel and assistant secretary has been added to the case as a defendant in the action and has made cross-claims against Hometown demanding indemnification for claims made by the Vergopias against him in the underlying action. Discovery is ongoing on this matter. Hometown believes it has meritorious claims and is vigorously defending this action and prosecuting its counterclaims and cross-claims. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

           Hometown from time to time may be a defendant in lawsuits arising from normal business activities. Management reviews pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Hometown's consolidated financial position or results of operations.

           New Accounting Pronouncements

           In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The adoption of this interpretation did not have any effect on Hometown's consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on prime. Based on floor plan amounts outstanding at September 30, 2003 of $34.3 million, a 1% change in the prime rate would result in a $0.3 million change to annual floor plan interest expense.

           At September 30, 2003, Hometown invested $3.5 million of excess cash, of which $1.3 million was invested in money market accounts paying a weighted average interest rate of 0.66% at September 30, 2003, and $2.2 million was invested in a Ford Motor Credit Company cash management account paying interest of 5.00% at September 30, 2003. The cash management account interest rate is tied to rate charged on Hometown's floor plan financing arrangement.

ITEM 4.    CONTROLS AND PROCEDURES

           We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.

           At September 30, 2003, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

           There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Hometown held its Annual Stockholders Meeting on August 7, 2003. The following matters were submitted to a vote of security holders.

1) The candidates nominated for election to its Board of Directors are as follows:

           Candidates                   Votes For             Votes Withheld
           ----------                   ---------             --------------
        Corey E. Shaker                 26,827,018              7,165,350
        William C. Muller Jr            26,829,893              7,162,475
        Joseph Shaker                   26,827,393              7,164,975
        H. Dennis Lauzon                26,829,893              7,162,475
        Timothy C. Moynahan             26,828,393              7,163,975
        Steven A. Fournier              26,829,893              7,162,475
        Bernard J. Dzinski Jr           26,829,893              7,162,475

All seven nominees were elected to the Board. Those individuals represent the entire Board of Directors as no other directors had terms continuing after the meeting.

2) To ratify the selection of BDO Seidman, LLP as independent auditors for the year ending December 31, 2003. The selection of BDO Seidman, LLP was ratified. There were 26,829,593 votes for, 18,075 votes against and 7,144,700 votes abstaining.

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

a. Exhibits:
           31.1       Chief Executive Officer Certification

           31.2       Chief Financial Officer Certification

           32.1       Chief  Executive  Officer  Certification  pursuant  to  18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2       Chief  Financial  Officer  Certification  pursuant  to  18
                      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

           On August 14, 2003, Hometown filed a report on Form 8-K with respect to Items 7 and 9 on such report, related to the Company's announcing its 2003 second quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Hometown Auto Retailers, Inc.

November 11, 2003                             By: /s/ Corey E.  Shaker
------------------------                      ----------------------------------
Date                                          Corey E. Shaker
                                              President and Chief Executive
                                                Officer

November 11, 2003                             By: /s/ Charles F. Schwartz
------------------------                      ----------------------------------
Date                                          Charles F. Schwartz
                                              Chief Financial Officer