Form 10-K
period 2003-12-31
HOMETOWN AUTO RETAILERS INC
filed 2004-03-24
CIK 1061117

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $1,172,000. Non-affiliates are defined as holders of Class A Common Stock that do not also hold Class B Common Stock. Hometown used closing selling price in the calculation.

      The number of shares outstanding of the registrant's Class A and Class B Common Stock, $.001 par value, as of March 3, 2004 was 7,175,105 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          HOMETOWN AUTO RETAILERS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I
   Item 1.   Business..................................................................................   3
   Item 2.   Properties................................................................................  18
   Item 3.   Legal Proceedings.........................................................................  21
   Item 4.   Submission of Matters to a Vote of Security Holders.......................................  22

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................  23
   Item 6.   Selected Financial Data...................................................................  24
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....  25
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................................  45
   Item 8.   Financial Statements and Supplementary Data...............................................  45
   Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.....  45
   Item 9A.  Controls and Procedures ..................................................................  45

PART III
   Item 10.  Directors and Executive Officers of the Registrant........................................  46
   Item 11.  Executive Compensation....................................................................  49
   Item 12.  Security Ownership of Certain Beneficial Owners and Management. ..........................  54
   Item 13.  Certain Relationships and Related Transactions............................................  59
   Item 14.  Principal Accounting Fees and Services....................................................  59

PART IV
   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................  61

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

                                     PART I

ITEM 1. BUSINESS

      Hometown was founded by merger, on June 27, 1997, between Dealer-Co., Inc., a New York Corporation, organized on March 10, 1997 and Hometown Auto Retailers, Inc., a Delaware corporation, organized on June 6, 1997. Until the closing of its initial public offering on July 31, 1998, Hometown conducted no operations under its own name and all revenues were generated by its predecessor companies. On July 31, 1998, Hometown acquired three dealerships, and the predecessor companies, which operate six dealerships, a collision repair center and a factory authorized freestanding service center. In 1999, Hometown also acquired freestanding Lincoln Mercury and Toyota dealerships and added both a Mazda and a Jeep dealership to existing locations. In 2000, Hometown acquired a high-end used car operation, which was added to its Massachusetts location. In 2001, Hometown sold its Morristown, NJ dealership, Lincoln Mercury franchise back to Lincoln Mercury. In 2002, the high-end used car operation was significantly scaled down. In 2003, Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury CT store.

GENERAL

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 9 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 10 American and Asian automotive brands, including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, Oldsmobile, and Toyota. Hometown also is active in a "niche" area of the automotive market, the sale of Lincoln town cars and limousines to livery car and livery fleet operators.

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

      Hometown believes that the following factors, coupled with its established organizational structure, will help it achieve its operating strategy:

o Strong Regional Focus. Hometown's nine franchised dealerships are located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown believes that proximity of its dealerships to one another will contribute to ease of management, more effective control of dealership operations, increased sales from coordinated marketing of new cars, used cars and livery vehicles and cost savings from coordinated auction purchasing, car transport and other activities.

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

o     Focus on Higher Margin Operations

      o Parts and Service. Hometown's dealerships emphasize sales of parts and service, which typically have a higher profit margin than vehicle sales. As part of their emphasis Hometown operates "Lincoln Mercury Autocare" a freestanding neighborhood service center for the maintenance and light repair of cars and trucks, which operates during extended hours, provides comfortable customer waiting areas and quickly services vehicles without prior appointment. It is also, through its Westwood subsidiary, a major seller of Lincoln Town Cars and limousines to livery car and livery fleet operators. These sales tend to generate significant maintenance and repair business since the primary concern of livery operators is keeping their cars in use and on the road for a maximum number of hours per day.

      o Used Car Sales. The sale of used vehicles is emphasized at each of Hometown's dealerships. Typically, used vehicle sales generate higher gross margins than new vehicle sales. Hometown seeks to attract customers and enhance buyer satisfaction by offering multiple financing options and extended warranties on used vehicles.

o Ability To Source High Quality Used Vehicles. An important component in selling used vehicles and maintaining high margins on such sales is the ability to obtain high quality used vehicles at reasonable prices. Hometown obtains its used vehicles through trade-ins and off-lease programs as well as regular auction buying. Key executives at each dealership have developed the skills necessary for making effective purchases at regularly scheduled auctions. Hometown believes that auction buying activities is enhanced by its ability to use common buyers to fill the needs of several dealerships, handle its own transportation of vehicles from the auction to the dealership and obtain discounted prices.

o Brand Diversity. Hometown's dealerships offer 10 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, Oldsmobile, and Toyota. Hometown believes that brand diversity helps to insulate it from changes in consumer preferences, short supplies of particular automotive models and negative publicity concerning a particular Manufacturer or vehicle model.

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

      The following table sets forth for 2003 and 2002, certain information relating to the brands of new vehicles sold at retail by Hometown:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                              2003                   2002
                                              ----                   ----
BRANDS                                 NUMBER  PERCENTAGE     NUMBER  PERCENTAGE
------                                 ------  ----------     ------  ----------

TOYOTA ...........................      3,227       46.7%      2,985       46.4%
LINCOLN/MERCURY ..................      1,398       20.2%      1,296       20.2%
CHEVROLET ........................        772       11.2%        517        8.0%
FORD .............................        703       10.2%        672       10.5%
MAZDA ............................        393        5.7%        277        4.3%
JEEP .............................        167        2.4%        318        4.9%
DODGE ............................        108        1.6%        124        1.9%
CHRYSLER .........................         89        1.3%        165        2.6%
OLDSMOBILE .......................         50        0.7%         41        0.6%
OTHER ............................          3        0.0%         37        0.6%
                                        -----      -----       -----      -----
Total ............................      6,910      100.0%      6,432      100.0%
                                        =====      =====       =====      =====

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

      Hometown acquires substantially all of its new vehicle inventory from Manufacturers of the vehicle brands it sells. The Manufacturers allocate a limited inventory among their franchised dealers based primarily on sales volume and input from dealers. Hometown finances its inventory purchases through revolving credit arrangements known in the industry as "floor plan" financing. New vehicle sales have also been helped by the continuation of consumer financing deals, such as zero percent financing and heavy rebating by certain manufacturers.

      Used Vehicle Sales. Hometown sells used vehicles at each of its franchised dealerships. Used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. Hometown intends to emphasize used vehicle sales by maintaining a high quality inventory, providing competitive prices and arranging extended service contracts for its used vehicles and continuing to promote used vehicle sales. Hometown will also certify that its used cars meet specified testing and quality standards. Consumer demand for used vehicles has decreased as an increase in consumer financing deals, such as zero percent financing and heavy rebating by certain manufacturers has lured customers to new vehicles.

      The following table shows actual vehicle sales by Hometown from 1999 through 2003.

                                         NUMBER OF USED AND NEW VEHICLES SOLD
                                       -----------------------------------------
                                       2003     2002     2001     2000     1999
                                       ----     ----     ----     ----     ----

Used Vehicles - Retail ............    3,683    4,128    4,874    4,549    4,790
Used Vehicles - Wholesale .........    3,144    2,857    3,105    3,208    3,319
New Vehicles ......................    6,910    6,432    6,230    6,731    6,892
                                      ------   ------   ------   ------   ------
        Total Sales ...............   13,737   13,417   14,209   14,488   15,001

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

      Parts and Service. Hometown regards service and repair activities as an integral part of its overall approach to customer service, providing an opportunity to foster ongoing relationships with its customers and deepen customer loyalty. Hometown provides parts and service at each of its franchised dealerships for the vehicle brands sold by these dealerships. Maintenance and repair services are provided at 9 dealership locations, one factory authorized neighborhood service center and one collision repair center (included in one of the 9 dealerships).

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

      Finance, Insurance and Other Revenue. Hometown dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on F&I and offer advanced F&I training to their F&I managers. During 2003, Hometown arranged financing for approximately 58% of new and used vehicles sold at retail to its customers. Typically, the dealerships forward proposed financing contracts to finance companies owned and operated by the Manufacturers or to selected commercial banks or other financing parties. The dealerships receive a finance fee from the lender for arranging the financing and may be assessed a charge-back against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, including early repayment or default. The time period whereby Hometown is subject to chargebacks is generally from 90 days to 180 days. For certain other contracts Hometown is subject to chargebacks for the life of the loan. Hometown pays for this in the form of a reduction of the finance fee.

      At the time of a new vehicle sale, Hometown offers extended service contracts to supplement the Manufacturer's warranty. Additionally, Hometown sells primary service contracts for used vehicles, as well as service contracts of third party vendors.

      Hometown also offers three types of insurance to customers: (i) credit life insurance pays off the remaining balance of the vehicle loan upon the death of the insured, (ii) disability insurance makes the monthly loan payments on behalf of the insured during a period of disability and (iii) gap insurance ensures that the loan is paid in full if the vehicle becomes totally inoperable due to an accident. Hometown's dealerships typically receive one-half of the premiums as a commission for selling these products. Insurance revenues for the year ended December 31, 2003 were less than 2% of total Finance, Insurance and Other Revenues.

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

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 7 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 2003, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $26,000.

      (ii) Portfolio of 4 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 2003, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $7,000.

      The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of December 31, 2003, Hometown has reserved $11,000 against a total maximum payout of $33,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

      There are also 6 loans whose liens were not properly perfected totaling approximately $71,000 as of December 31, 2003. Hometown will be required to pay the remaining loan balance should the customer's default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $13,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicle.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of December 31, 2003 the mortgage debt balance is $4.7 million. Hometown makes annual lease payments of $756,000 to the landlord, increasing to $864,000 effective January 1, 2004. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.2 million at December 31, 2003. See Notes 7 and 8 to the consolidated financial statements.

COMPANY WARRANTIES

      Hometown's new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty; whereby the part and certain labor costs are covered under the limited manufacturer warranty. Also, certain Hometown dealerships provide a three or five year 100,000-mile limited warranty on new and/or used vehicles. The cost of this warranty is charged to the cost of sale of the vehicle. The warranty covers certain parts and service for three or five years or until the vehicle reaches an odometer reading of 100,000 miles, whichever comes sooner. The warranty is insured, making the cost of the warranty fixed for Hometown. The insurance company pays costs associated with the warranty work to Hometown. An insurance company that is wholly owned by Ford Motor Company reinsures the insurance policy. If the insurance company were to fail, Hometown would be responsible for the costs of the service. Hometown has not recorded any additional reserve for this warranty program.

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At December 31, 2003 and 2002, Hometown has a reserve of $175,000 and $172,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

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

      Certain franchise agreements are perpetual, while others expire within one to five years. Hometown expects to renew any expiring agreements in the ordinary course of business. The typical franchise agreement provides for early termination or non-renewal by the Manufacturer under certain circumstances such as change of management or ownership without Manufacturer approval, insolvency or bankruptcy of the dealership, death or incapacity of the dealer manager, conviction of a dealer manager or owner of certain crimes, misrepresentation of certain information by the dealership or dealer manager or owner to the Manufacturer, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business or material breach of other provisions of the franchise agreement. The dealership is typically entitled to terminate the franchise agreement for any cause.

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

      On March 8, 2004, Toyota Motor Sales, U.S.A., Inc. notified Hometown that the current Toyota Dealer Agreement was extended through June 18, 2004. Hometown is currently reviewing the proposed new Toyota Dealer Agreement and anticipates executing that agreement prior to the expiration of the current agreement. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of affiliated companies and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Item 3. - Legal Proceedings, Item 7. - Managements Discussion and Analysis - Litigation and in Note 14 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep Sales and Service Franchise (Note 17 to the consolidated financial statements) and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2003 had combined revenues of $105.1 million and pre-tax income before allocation of corporate costs of $2.3 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A prior to the expiration of the current dealer agreement.

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

      In addition to competition for the sale of vehicles, Hometown competes with publicly and privately owned dealership groups for the acquisition of other dealerships. It currently faces only limited competition in this region from other purchasers of dealerships. Publicly owned dealerships with significantly greater capital resources have acquired a limited number of dealerships in Hometown's current and targeted market areas.

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

      Hometown's financing activities are subject to federal and state laws and regulations regarding truth-in-lending, deceptive and unfair trade practices, consumer leasing and equal credit opportunity regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. We are also subject to certain so-called Lemon Laws, which may require repair or replacement of vehicles in certain situations. Laws have recently been enacted to strengthen the privacy of consumers not only with respect to the sharing of information, but more recently, with regard to restrictions on access to that information by employees of the dealership. Hometown is complying with these laws, which include the development of secure documentation areas and the restriction on access to sensitive computer information. Some states regulate finance fees that may be paid as a result of vehicle sales. Penalties for violation of any of these laws or regulations may include revocation of certain licenses, assessment of criminal and civil fines and penalties and, in certain instances, may create a private cause of action for individuals. Automobile dealerships, and parts and service operations in particular, involve the use, handling and recycling and disposal of hazardous substances or wastes, including motor oil, oil filters, transmission fluid, antifreeze, freon, batteries, lubricants, degreasing agents and gasoline and diesel fuels. As a result, we are subject to federal, state and local environmental laws concerning health, environmental quality, and remediation of contamination to facilities under our control or to which we send hazardous wastes. Hometown believes that its dealerships substantially comply with all laws and regulations affecting their businesses and do not have any material liabilities under such laws and regulations, and that compliance with all such laws and regulations does not and will not, individually or in the aggregate, have a material adverse effect on Hometown's capital expenditures, earnings, or competitive position.

      ENVIRONMENTAL MATTERS

      Hometown is subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges to the air and water, storage of petroleum substances and chemicals, handling and disposal of wastes, and remediation of contamination arising from spills and releases. As with automobile dealerships generally, and service and parts and collision repair center operations in particular, Hometown's business involves the generation, use, handling and disposal of hazardous or toxic substances or wastes. Operations involving the management of hazardous and non- hazardous wastes are subject to requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for storage, treatment, and disposal of regulated wastes with which Hometown must comply.

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

EMPLOYEES

      As  of  December  31,  2003,   Hometown   employed  384  people,  of  whom
approximately 57 were employed in managerial positions, 92 were employed in non-managerial sales positions, 188 were employed in non-managerial parts and service positions and 47 were employed in administrative support positions.

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

               CERTAIN FACTORS THAT MAY AFFECT GROWTH AND PROFITS

      The following factors may affect the growth or profits of Hometown and should be considered by any prospective purchaser of Hometown's securities:

A DECREASE IN CONSUMER DEMAND FOR OUR NEW VEHICLE LINES OR THE FAILURE OF ITS MANUFACTURER COULD ADVERSELY AFFECT THE RESULTS OF OUR OPERATIONS.

      Our business is significantly dependent upon the sale of new vehicles from Toyota Motors, Ford Motors and Chevrolet. For the year ended December 31, 2003, Toyota Motor, Ford Motor and Chevrolet accounted for 46.7%, 30.4% and 2% of our new vehicle sales, respectively. New vehicle sales generate the majority of our gross revenue and lead to sales of higher-margin products and services such as used vehicle sales, finance and insurance products and repair and maintenance services. In addition, the success of each of our franchises is also dependent to a great extent on the success of the respective manufacturer, including its financial condition, marketing, vehicle demand, production capabilities and management. If one or more of these manufacturers were to suffer from labor strikes, negative publicity, including safety recalls of a particular vehicle model, or a decrease in consumer demand for its products, our results of operations could be materially and adversely affected.

THE FAILURE TO MEET MANUFACTURERS' CUSTOMER SATISFACTION REQUIREMENTS COULD LIMIT OUR ABILITY TO ACQUIRE ADDITIONAL DEALERSHIPS AND PARTICIPATE IN MANUFACTURERS' INCENTIVE PROGRAMS.

      Many manufacturers attempt to measure customers' satisfaction with automobile dealerships through a CSI, or customer satisfaction index, rating system. These manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and participation by a dealership in incentive programs. Additionally, from time to time, the components of the various manufacturer CSI scores have been modified and there is no assurance that such components will not be further modified or replaced by different systems in the future, which will make it more difficult for our key dealerships to meet such standards. If our dealerships fail to meet or exceed their manufacturers' CSI standards, those manufacturers may prohibit us from acquiring additional dealerships and or participating in incentive programs, which could have a material adverse effect on our business.

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

      On March 8, 2004 Toyota Motor Sales, U.S.A., Inc. notified Hometown that the current Toyota Dealer Agreement was extended through June 18, 2004. Hometown is currently reviewing the proposed new Toyota Dealer Agreement and anticipates executing that agreement prior to the expiration of the current agreement. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of affiliated companies and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Item 3. - Legal Proceedings, Item 7. - Managements Discussion and Analysis - Litigation and in Note 14 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep Sales and Service Franchise (Note 17 to the consolidated financial statements) and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2003 had combined revenues of $105.1 million and pre-tax income before allocation of corporate costs of $2.3 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A prior to the expiration of the current dealer agreement.

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

FUTURE LOSSES MAY THREATEN THE VIABILITY OF OUR BUSINESS.

      Hometown had net income of $2.4 million for the year ended December 31, 2003 compared to a net loss of $22.9 million and $2.1 million for the years ended December 31, 2002 and 2001, respectively. The 2003 period included $0.9 million associated with the gain on sale of a Chrysler/Jeep Sales and Service Franchise. The 2002 net loss was due to recording the write-off of the carrying value of goodwill of $23.7 million in accordance with the provisions of SFAS
142. Without the write-off of goodwill, Hometown showed an improvement of $2.9 million in 2002 when compared to the 2001 period. Although Hometown is currently profitable, if Hometown sustains significant losses in the future, our business could be materially and adversely affected and the value of our common stock might decline.

OUR LIMITED CASH AND WORKING CAPITAL COULD HAVE AN ADVERSE AFFECT ON OUR
BUSINESS.

      At December 31, 2003, our total cash and cash equivalents was approximately $5.6 million and our working capital was approximately $6.0 million. If we were to incur net losses in 2004 or subsequent years, then we may have insufficient working capital to maintain our current level of operations or provide for unexpected contingencies. In such event, we will need to seek additional capital from public or private equity or debt funding sources and we may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which could have an adverse affect on our business.

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

THE CONCENTRATION OF VOTING POWER COULD PREVENT OUR CLASS A COMMON STOCKHOLDERS FROM HAVING ANY VOICE IN OUR CORPORATE AFFAIRS.

      The holders of our Class B common stock are entitled to ten votes for each share held, while holders of our Class A common stock, are entitled to one vote per share held. Consequently, as of March 3, 2004, the holders of the Class B common stock, who also own approximately 59% of our outstanding common stock of all classes, will control approximately 87% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. Also as of March 3, 2004, our executive officers and directors control approximately 33% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. Accordingly, absent a significant increase in the number of shares of Class A common stock outstanding or conversion of Class B common stock into Class A common stock, the holders of shares of Class B common stock will be entitled, for the foreseeable future, to elect all members of the Board of Directors and control all matters subject to stockholder approval.

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

ITEM 2. PROPERTIES

      Set forth in the table below is certain information relating to the properties that Hometown uses in its business. All annual costs reflect any applicable CPI increases that go into effect January 1, 2004.

OCCUPANT/TRADENAME        LOCATION                     USE                             LEASE/OWN
------------------        --------                     ---                             ---------
Shaker's           831 Straits Turnpike         New and used car sales;          Lease expires in 2013; $274,000
   Lincoln         Watertown, CT 06795          service; F & I                   per year with CPI increase in 2009.
   Mercury

Lincoln Mercury    1189 New Haven Rd.           Service                          Owned by dealership.
   Autocare        Naugatuck, CT 06770

Family Ford        1200 Wolcott Street          New and used car sales;          Lease expires in 2013; $274,000
                   Waterbury, CT 06705          service; F & I                   per year with CPI increase in 2009.

Shaker's Jeep      1311 South Main St.          New and used car sales;          Lease expires in 2013; $82,000 per
   Eagle           Waterbury, CT 06706          service; F & I                   year with CPI increase in 2009.

Westwood Lincoln   55 Kinderkamack Rd.          New and used car sales;          Lease expires in 2013; $411,000 per
   Mercury         Emerson, NJ 07630            service; F & I; livery sales     year with CPI increase in 2009.

Muller Toyota      Route 31 and Van             New and used car sales;          Lease expires in 2013; $411,000 per
                   Sickles Rd. Clinton, NJ      service; F & I                   year with CPI increase in 2009.
                   08809                                                         Hometown guarantees mortgage debt
                                                                                 associated with this lease. The lease
                                                                                 is treated as a capital lease.

Muller Chevrolet,  Route 173 and                New and used car sales;          Lease expires in 2013; $452,000 per
Oldsmobile         Voorhees Rd.                 service; F & I                   per year with CPI increase in 2009.
                   Stewartsville, NJ                                             Hometown guarantees mortgage
                   08865                                                         debt associated with this lease.
                                                                                 The lease is treated as a capital lease.

Wellesley Mazda    965 Worcester Road           New and used car sales;          Lease expires 12/22/08 at $216,000 per
                   Wellesley, MA 02181          service; F&I                     year, one five year renewal option at
                                                                                 the same rent; and option to purchase at the
                                                                                 end of term or end of extension term at the
                                                                                 then fair market value.

Bay State Lincoln  571 Worcester Road           New and used car sales;          Owned facility. Mortgage balance of
   Mercury         Framingham, MA 01701         service; F & I                   $4,877,000 at 12/31/03. Matures
                                                                                 5/1/2014. Annual payments of $748,000.

OCCUPANT/TRADENAME        LOCATION                     USE                             LEASE/OWN
------------------        --------                     ---                             ---------
Brattleboro        Route 5, Putney Rd. N.       New and used car sales;          Lease expires 7/31/08 at $270,000 per
Chrysler           Brattleboro, VT 05304        service; F & I                   year; option to purchase at fair
Plymouth Dodge                                                                   market value of not less than $1.5
Sales                                                                            million.

Morristown         115 Spring St.               New and used car sales;          Dealership sold in January, 2001.
   Auto Sales,     Morristown, NJ 07960         service; F & I                   Lease expires 6/30/05 at $180,000 per
   Inc.                                                                          year. Lease was assigned to a third
                                                                                 party in May, 2001. Assignee stopped
                                                                                 paying rent in June 2002. See Item 3.
                                                                                 - Legal Proceedings.

Hometown Auto      774 Straits Turnpike         Administrative and               Lease expires 11/30/04 at $60,000 per
   Retailers, Inc. Watertown, CT. 06795         Corporate offices                year; first five-year renewal option
                                                                                 at $70,000 per year and second
                                                                                 five-year renewal option at $80,000
                                                                                 per year.

Autos of           2934 Rte 9 W                 New and used car sales;          Owned facility. Mortgage balance of
   Newburgh, Inc.  New Windsor, NY 12553        service; F & I                   $2,995,000 at 12/31/03. Matures
   d/b/a Toyota                                                                  5/1/2014. Annual payments of $462,000.
   of Newburgh

Autos of           334 Route 9W                 New and used car sales; F & I    Lease expires 10/14/06 at $74,000 per
   Newburgh, Inc.  New Windsor, NY                                               year, increasing by a CPI adjustment
   d/b/a Toyota    12553                                                         in the final two years; one five-year
   of Newburgh                                                                   renewal option at the previous year
                                                                                 rent plus CPI adjustment for each year
                                                                                 of the extension.

Autos of           336 Route 9W                 Service and administrative       Month to month lease at $37,000 per
   Newburgh, Inc.  New Windsor, NY                                               year.
   d/b/a Toyota    12553
   of Newburgh

LEASES

      Hometown has leased from various affiliates the premises occupied by certain of its dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent for the five-year periods commencing January 1, 2004 and 2009. Hometown believes that each lease was at their fair market value at inception. The annual base rentals reflect the CPI increase that is effective January 1, 2004.

      Shaker Group. Hometown leases, for an annual base rental of approximately $274,000, the premises occupied by its Lincoln Mercury dealership in Watertown, Connecticut, from shaker Enerprises, a Connecticut general partnership whose sevenpartners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Hometown leases, for an annual base rental of approximately $274,000 and $82,000 respectively, the premises occupied by the Family Ford and Shaker Auto Outlet dealerships in Waterbury, CT from Shaker Realty, a Connecticut general partnership whose three partners are Richard Shaker, Edward Shaker and Rose Shaker. Richard Shaker is the father of Steven Shaker and Joseph Shaker, Edward Shaker is the father of Corey Shaker and Jaket Shaker and Rose Shaker is the aunt of Steven Shaker, Joseph Shaker, Corey Shaker and Janet Shaker. Corey Shaker is the CEO, Director and a principal stockholder of Hometown. Steven Shaker is the Regional Vice President - North Division and a principal stockholder of Hometown. Joseph Shaker is the Regional Vice President - East Division, Director and a principal stockholder of Hometown. Janet Shaker is a principal stockholder of Hometown.

Muller Group. Hometown leases, for an annual base rental of approximately $411,000 and $452,000 respectively the premises occupied by its Toyota ("Toyota") dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile ("Chevy") dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President - South Division, director and a principal stockholder of Hometown. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. As of December 31, 2003 the mortgage debt balance is $4.7 million. Hometown makes annual lease payments of $756,000, increasing to approximately $864,000 effective January 1, 2004, to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

Westwood. Hometown leases, for an annual base rental of approximately $411,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is a principal stockholder and former officer and director of Hometown.

ITEM 3. LEGAL PROCEEDINGS

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey to Crestmont MM, L.P. (the "Assignee"). On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and cross-claim and intends to vigorously defend this action. In addition, the landlord has leased the premises to another tenant for the period from January 29, 2003 through January 29, 2005 for a total of $240,000, thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. The landlord has also amended its complaint to state a claim directly against the assignee. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, former directors and executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, for an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief. Salvatore A. Vergopia and Edward A. Vergopia have also commenced a second action for defamation against Hometown and its Chief Executive Officer, which has been consolidated with the action initially filed.

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

      Litigation counsel for Hometown has also been advised that the Vergopias have filed a third action against Hometown and its Chief Executive Officer claiming defamation and tortious interference with contract arising out of a letter allegedly sent to one of Hometown's automobile manufacturers. As of March 11, 2004 neither Hometown nor its Chief Executive Officer have received service of process in this third action. However, Hometown presently believes it involves damage claims that are similar to those already made in the two pending actions in the Superior Court of New Jersey in Bergen County.

      We believe that the Vergopias commenced these actions in response to our dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with us. We believe we have meritorious defenses and are vigorously defending this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      In July 2002, Hometown received notice of a complaint filed by the Trust Company of New Jersey ("Trust Company") for payment under certain guaranty agreements allegedly made by Hometown's wholly-owned subsidiary Westwood Lincoln Mercury Sales, Inc. ("Westwood") in favor of Trust Company in connection with a sale of vehicles in 1998. Trust Company was seeking approximately $390,000 plus other costs totaling approximately $70,000. On January 27, 2004, without admissions of liability by any party, Hometown and Trust Company reached a settlement agreement whereby Hometown will pay Trust Company $162,500 in installments, payable through January 2007. This liability is included in Accounts Payable and Accrued Expenses in Hometown's Consolidated Balance Sheet at December 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) MARKET INFORMATION

      Hometown's Class A Common Stock had been traded on The NASDAQ National Market under the symbols "HCAR" since July 31, 1998. On February 12, 2001, Hometown's stock was delisted by NASDAQ for failing to meet minimum share price and market capitalization requirements. The stock now trades over the counter as a Bulletin Board stock under the symbol "HCAR.OB"

      The following table sets forth the high and low bid prices as quoted by the NASD OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                                 BID PRICES
PRICE RANGE OF COMMON STOCK                                ---------------------

                                                            HIGH            LOW
YEAR ENDED 2002

First Quarter                                               $0.95          $0.52

Second Quarter                                              $0.74          $0.40

Third Quarter                                               $0.52          $0.18

Fourth Quarter                                              $0.90          $0.18

YEAR ENDED 2003

First Quarter                                               $0.55          $0.31

Second Quarter                                              $0.55          $0.28

Third Quarter                                               $0.88          $0.41

Fourth Quarter                                              $1.60          $0.67

      (b) HOLDERS

      As of March 3, 2004, the number of record holders of the Class A Common Stock of Hometown was 48. Hometown believes it has more than 800 beneficial holders.

      (c) DIVIDENDS

      The holders of Common Stock are entitled to receive such dividends as may be declared by Hometown's Board of Directors. Hometown has not paid and does not expect to declare or pay any dividends in the foreseeable future.

      (d) EQUITY COMPENSATION PLAN INFORMATION

      There are no new compensation plans in 2003.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data as of December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the audited consolidated financial statements of Hometown.

                                                          For the Years Ended December 31,
                                                    (in thousands, except share and per share data)
                                                 2003        2002        2001        2000        1999
                                               ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
Revenues                                       $ 279,777   $ 269,739   $ 275,760   $ 279,382   $ 285,315
Gross profit                                      39,747      38,667      39,815      37,881      38,054
Amortization of goodwill                              --          --         704         661         600
Loss from operations of e-Commerce subsidiary         --          --          --          --         515
Selling, general and administrative expenses      34,840      34,152      35,114      37,946      31,499
Income (loss) from operations                      4,907       4,515       3,997        (726)      5,440
Interest expense                                  (3,037)     (3,205)     (4,225)     (5,069)     (4,116)
Net income (loss) before cumulative effect of
accounting change                                  2,378         776      (2,136)     (3,800)        641

Cumulative effect of accounting change                --     (23,708)         --          --          --
                                               ---------   ---------   ---------   ---------   ---------
Net income (loss)                              $   2,378   $ (22,932)  $  (2,136)  $  (3,800)  $     641
                                               =========   =========   =========   =========   =========
Earnings (loss) per share, basic
Before cumulative effect of accounting change  $    0.33   $    0.10   $    (.32)  $    (.63)  $     .11
Cumulative effect of accounting change                --       (3.30)         --          --          --
                                               ---------   ---------   ---------   ---------   ---------
Earnings (loss) per share, basic               $    0.33   $   (3.20)  $    (.32)  $    (.63)  $     .11
                                               =========   =========   =========   =========   =========
Earnings (loss) per share, diluted
Before cumulative effect of accounting change  $    0.33   $    0.10   $    (.32)  $    (.63)  $     .11
Cumulative effect of accounting change                --       (3.30)         --          --          --
                                               ---------   ---------   ---------   ---------   ---------
Earnings (loss) per share, diluted             $    0.33   $   (3.20)  $    (.32)  $    (.63)  $     .11
                                               =========   =========   =========   =========   =========
Weighted average shares,
Basic                                          7,175,105   7,175,105   6,592,436   5,995,996   5,875,342
Diluted                                        7,215,492   7,175,105   6,592,436   5,995,996   6,003,851
--------------------------------------------------------------------------------------------------------

                                                 2003        2002        2001        2000        1999
                                               ---------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
Working capital                                $   6,039   $   4,085   $   4,029   $   1,663   $   3,870
Inventories                                       37,774      39,169      31,887      40,170      51,187
Total assets                                      65,264      63,816      81,842      91,572     102,562
Total debt                                        51,075      52,745      46,234      54,133      65,910
Stockholders' equity                           $   6,928   $   4,550   $  27,452   $  28,643   $  29,851

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

            REVENUE

      Total revenue increased $10.1 million, or 3.7% to $279.8 million for the year ended December 31, 2003 from $269.7 million for the year ended December 31, 2002. Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep new car franchise for all periods), revenues increased $16.2 million or 6.2% to $276.8 million for the year ended December 31, 2003 from $260.6 million for the year ended December 31, 2002. This increase was primarily due to increased new vehicle sales ($21.5 million) and an increase in parts and service revenue ($0.8 million) partially offset by decreased sales of used vehicles ($6.0 million). New vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, combined with heavy rebating by manufacturers, which in turn contributed to the decrease in used vehicle sales.

      Revenue from the sale of new vehicles increased $15.9 million, or 9.7%, to $180.6 million for the year ended December 31, 2003, from $164.7 million for the year ended December 31, 2002. On a same store basis, revenues increased $21.5 million, or 13.7% to $178.1 million for the year ended December 31, 2003, from $156.6 million for the year ended December 31, 2002. The increase is attributable to an additional 694 units sold in 2003 compared to 2002 ($17.8 million) plus a 2.1% increase in average selling price ($3.7 million). All except for one Hometown dealership experienced increases in new vehicle revenues in 2003 compared to 2002. Increases at Hometown's Lincoln Mercury ($6.7 million), Chevrolet ($5.9 million), Toyota ($5.1 million), Mazda ($2.5 million), and Ford ($1.5 million) dealerships were partially offset by a decrease at Hometown's remaining Chrysler/Jeep dealership ($0.2 million). The increase at the Lincoln Mercury dealerships was primarily due to a 7.8% increase in the average selling price ($3.6 million), plus an increase of 93 units sold in 2003 compared to 2002 ($3.1 million). The Lincoln Mercury increase is net of a decrease in sales of 25 livery units ($1.2 million). The increase at the Chevrolet dealership was primarily due to an increase of 239 units sold in 2003 compared to 2002 ($5.8 million), combined with a slight increase in the average selling price ($0.1 million). Included in this was an increase in fleet sales of 42 units ($0.8 million). Excluding fleet sales, other Chevrolet new vehicle sales increased $5.1 million due to the sale of 197 additional units ($4.8 million), combined with a 1.6% increase in average selling price ($0.3 million). The increase at the Toyota dealerships was primarily due to an increase of 242 units sold in 2003 compared to 2002 ($5.5 million), partially offset by a small decrease in the average selling price ($0.4 million). Included in this was a decrease in fleet sales of $0.5 million due to a decrease of 18 units ($0.3 million) combined with a 3.4% decrease in average selling price ($0.2 million). Excluding fleet sales, other Toyota new vehicle sales increased $5.6 million due to the sale of 260 additional units ($6.3 million) partially offset by a 1.0% decrease in average selling price ($0.7 million). The increase at the Mazda dealership was primarily due to an additional 116 units sold in 2003 compared to 2002 ($2.5 million). The increase at the Ford dealership was primarily due to an increase of 31 units sold in 2003 compared to 2002 ($0.8 million), combined with a 4.0% increase in the average selling price ($0.7 million). The Chrysler/Jeep decrease was primarily due to a decrease of 27 units sold ($0.7 million) in the 2003 period compared to the 2002 period, partially offset by a 6.9% increase in the average selling price ($0.5 million).

      Revenue from the sale of used vehicles decreased $6.0 million, or 8.3%, to $66.5 million for year ended December 31, 2003, from $72.5 million for the year ended December 31, 2002. This was due to decreased used vehicle revenues at retail ($4.7 million) due to a decrease of 445 units ($6.3 million), partially offset by a 3.0% increase in average selling price ($1.6 million); plus reduced used vehicle sales at wholesale ($1.3 million) due to lower average selling price ($2.7 million) partially offset by an increase of 287 units ($1.4 million). A Lincoln Mercury/Mazda dealership accounted for $2.6 million of the decrease in used vehicle sales at retail primarily due to a decrease of 181 units ($2.9 million) partially offset by a 4.3% increase in average selling price ($0.3 million). The declines at the Lincoln Mercury/Mazda dealership was primarily due to the dealership reducing its emphasis on the sale of high-end used cars during the 2002 period, causing a decrease in retail and wholesale sales of such vehicles subsequent to that time. The Toyota dealerships accounted for a $1.9 million decrease in used vehicle sales at retail primarily due to a decrease of 145 units ($2.0 million). Ford accounted for a decrease of $0.9 million due to a decrease of 88 units ($1.2 million) partially offset by a 5.9% increase in average selling price ($0.3 million). Other Lincoln Mercury dealerships had an increase of $0.8 million due to an increase of 8 units ($0.1 million) and a 5.8% increase in average selling price ($0.7 million). As discussed above, new vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing and heavy rebating by the manufacturers, which in turn contributed to the decrease in used vehicle sales at retail. The same Lincoln Mercury/Mazda dealership discussed above had a $2.9 million decrease in used vehicle sales at wholesale for the reasons discussed above. Most other dealerships experienced increases in wholesale (Toyota - $0.7 million; Ford - $0.3 million; Chevrolet - $0.4 million; other Lincoln Mercury - $0.7 million). Used vehicle inventory available for sale at retail increased during the year due to the increased new vehicle sales bringing in more vehicles as trade - ins at time of new vehicle purchase. This combined with the decrease in used vehicle sales at retail caused more vehicles to be sold at wholesale to manage used vehicle inventory levels.

      Parts and service revenue increased $0.3 million, or 1.2%, to $24.6 million for the year ended December 31, 2003, from $24.3 million for the year ended December 31, 2002. As a result of the sale of a Chrysler/Jeep new car franchise, that dealership's parts and service business was closed. Excluding this business for all periods, parts and service revenue increased $0.8 million or 3.4%, to $24.2 million for the year ended December 31, 2003, compared to $23.4 million for the year ended December 31, 2002. The increase was primarily generated from the Toyota dealerships ($0.8 million). Increases at the Chevrolet, Mazda and remaining Jeep dealership ($0.3 million) were offset by decreases at the Ford and Lincoln Mercury dealerships ($0.3 million).

      Other dealership revenues decreased $0.3 million, or 3.6% to $8.0 million for the year ended December 31, 2003, from $8.3 million for the year ended December 31, 2002. On a same store basis, other dealership revenues decreased $0.2 million, or 2.4% to $8.0 million for the year ended December 31, 2003, from $8.2 million for the year ended December 31, 2002. This decrease is primarily attributable to decreases in other dealership revenues (extended service plan income, finance income and other income) of used vehicles.

      GROSS PROFIT

      Total gross profit increased $1.0 million, or 2.6%, to $39.7 million for the year ended December 31, 2003 from $38.7 million for the year ended December 31, 2002. Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep new car franchise for all periods), gross profit increased $1.8 million, or 4.8% to $39.3 million for the year ended December 31, 2003 from $37.5 million for the year ended December 31, 2002. This increase was primarily attributable to an increase in new vehicle gross profit of $2.0 million and an increase in gross profit on parts and service sales of $0.3 million, partially offset by a $0.3 million decrease in used vehicle gross profit and a $0.2 million decrease in gross profit on other dealership revenues. Gross profit percentage for Hometown was 14.2% in 2003 and 14.4% in 2002. Adjusting both periods for Toyota and Chevrolet fleet sales, gross profit percentage was 14.5% in 2003 and 14.8% in 2002.

      Gross profit on the sale of new vehicles increased $1.6 million, or 15.4%, to $12.0 million for the year ended December 31, 2003, from $10.4 million for the year ended December 31, 2002. On a same store basis gross profit on the sale of new vehicles increased $2.0 million, or 20.2%, to $11.9 million for the year ended December 31, 2003, from $9.9 million for the year ended December 31, 2002. The increase in gross profit is primarily attributable to an increase of 694 units ($1.1 million) combined with a 7.5% increase in average gross profit per vehicle ($0.9 million). Included in the unit increase are 24 units attributable to an increase in Toyota and Chevrolet fleet sales, which had a minimal effect on the increase in gross profit. All dealerships experienced an increase in gross profit on the sale of new vehicles in the 2003 period compared to 2002 as follows; Lincoln Mercury - $0.9 million, Toyota - $0.4 million, Chevrolet - $0.4 million, Mazda - $0.2 million and Ford - $0.1 million. Gross profit percentage for 2003 was 6.7% compared to 6.3% for 2002. Adjusting both periods for Toyota and Chevrolet fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.9% in 2003 and 6.6% in 2002. Included in the these results is an increase in gross profit of $0.3 million (Lincoln Mercury - $0.2 million and Ford - $0.1 million) attributable to the implementation of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF Issue No. 02-16"). This issue addressed the income statement classification of cash consideration received from a vendor and the recognition criteria for performance-driven vendor rebates or refunds. This consensus, which was effective for all arrangements entered into after December 31, 2002, resulted in certain co-op advertising recoveries, which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of Cost of Sales, buying and occupancy. We adopted EITF Issue No. 02-16 on January 1, 2003.

      Gross profit on the sale of used vehicles decreased $0.3 million, or 4.5%, to $6.4 million for the year ended December 31, 2003, from $6.7 million for the year ended December 31, 2002. Due to most dealerships experiencing a decrease in used vehicle sales at retail in 2003 compared to 2002, they had to wholesale more vehicles that would have been received as trade - ins that would have been sold at retail in prior years; however, gross profit is minimal on wholesale sales. The decrease in gross profit on used vehicle sales was due to a net decrease of 158 units ($0.2 million) combined with a 1.9% decrease in average gross profit per vehicle ($0.1 million). The decrease of 158 units is net of a 445 decrease in retail units, partially offset by a 287 unit increase in wholesale units. The Toyota dealerships accounted for a $0.2 million decrease primarily due a decrease of 145 units sold at retail. A Lincoln Mercury/Mazda dealership, discussed in revenues above, accounted for a $0.1 million decrease. Ford accounted for a $0.1 million decrease primarily due to a decrease of 88 units sold at retail. Other Lincoln Mercury dealerships partially offset this with a $0.1 million increase due to an increase of 45 units (8 at retail) and an increase in average selling price. Gross profit percentage on the sale of used vehicles was 9.6% in 2003 compared to 9.2% in 2002.

      Parts and service gross profit remained constant at $13.3 million for the years ended December 31, 2003 and 2002. As a result of the sale of a Chrysler/Jeep new car franchise, that dealerships parts and service business was closed. Excluding this business for all periods, parts and service gross profit increased $0.3 million, or 2.3%, to $13.1 million for the year ended December 31, 2003, from $12.8 million for the year ended December 31, 2002. The increase was primarily attributable to the increase in revenues ($0.4 million) partially offset by a decrease in gross profit percentage ($0.1 million). Gross profit percentage was 54.1% in 2003 compared to 54.6% in 2002.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased $0.6 million, or 1.8%, to $34.8 million for the year ended December 31, 2003, from $34.2 million for the year ended December 31, 2002. Increases in advertising ($0.6 million), reserves for chargebacks ($0.3 million), legal and other professional fees ($0.3 million) and various other costs ($0.1 million), were partially offset by a reduction in salaries and employee benefits ($0.5 million) and the ceasing of certain contractual payments at the end of 2002 ($0.2 million). Included in the increase in advertising costs is $0.3 million attributable to the implementation of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF Issue No. 02-16"). This issue addressed the income statement classification of cash consideration received from a vendor and the recognition criteria for performance-driven vendor rebates or refunds. This consensus, which was effective for all arrangements entered into after December 31, 2002, resulted in certain co-op advertising recoveries, which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of Cost of Sales. We adopted EITF Issue No. 02-16 on January 1, 2003. The sale of a Chrysler/Jeep new car franchise accounted for $0.4 million of the reduction in salaries and employee benefits.

      INTEREST INCOME

      Interest income increased to $82,000 for the year ended December 31, 2003 from $43,000 for the year ended December 31, 2002. The increase is primarily the result of investing excess cash in a Ford Motor Credit Company cash management account paying interest of 5.00% at December 31, 2003. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.

      INTEREST EXPENSE

      Interest expense decreased $0.2 million, or 6.3%, to $3.0 million for the year ended December 31, 2003 from $3.2 million for the year ended December 31, 2002. The decrease is primarily attributable to a decrease in floor plan interest expense ($0.1 million), which decreased due to a reduction in interest rates from the year ended December 31, 2002.

      OTHER INCOME

      Other income for 2003 primarily includes a gain of approximately $936,000 resulting from the sale of a Chrysler/Jeep Sales and Service Franchise in Waterbury, CT in June 2003.

      OTHER EXPENSE

      Included in other expense for the year ended December 31, 2002 is an asset impairment charge of $150,000 related to a property held for sale. The impairment charge was recorded to write-down the asset to fair value. See Notes 2 and 3 to the consolidated financial statements.

      PROVISION (BENEFIT) FOR INCOME TAX

      The effective income tax rate was 18% for the year ended December 31, 2003 and 38% for the year ended December 31, 2002. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in rates between 2003 and 2002 is primarily due to the change in valuation allowance from 2002 to 2003. This is primarily due to goodwill that was deducted related with the sale of the Chrysler/Jeep Sales and Service Franchise as well as amortization of goodwill for tax purposes. At December 31, 2003, Hometown has a deferred tax asset of $0.2 million, net of a valuation allowance, related to its net operating losses. The state net operating losses begin to expire in 2005. The federal net operating losses begin to expire in 2021. Hometown believes this net deferred tax asset will be realized within the next three years based on current projections.

      INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

      Income before cumulative effect of accounting change increased $1.6 million to $2.4 million for the year ended December 31, 2003 from $0.8 million for the year ended December 31, 2002. The increase is primarily due to the gain on sale of the Chrysler/Jeep Sales and Service Franchise recorded in Other Income. See other changes described above.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE

      In accordance with SFAS 142, Hometown completed its goodwill impairment testing during 2002, which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended December 31, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. Hometown is reducing its valuation allowance as goodwill is being amortized for tax purposes. See Note 5 to the consolidated financial statements.

      NET INCOME (LOSS)

      Net income (loss) improved $25.3 million, to income of $2.4 million for the year ended December 31, 2003, from a loss of $(22.9) million for the year ended December 31, 2002. The 2002 loss was primarily due to the write-off of the carrying value of goodwill in the 2002 period. See other changes described above.

      EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED AND WEIGHTED AVERAGE SHARES

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,112,000 and 1,378,000 shares of common stock were outstanding as of December 31, 2003 and 2002, respectively. The basic weighted average shares are 7,175,105 shares for both the 2003 and 2002 periods. The diluted weighted average shares are 7,215,492 and 7,175,105 for the 2003 and 2002 periods, respectively. Options whose exercise price is less than the average market price of the common shares during the period are included in weighted average shares as common stock equivalents. Periods that do not include common stock equivalents is due to the options and warrant prices being greater than the average market price of the common shares during the period or due to the effect being anti-dilutive. See
Note 10 to the consolidated financial statements.

      The basic and diluted income per share for the year ended December 31, 2003 is $0.33. The basic and diluted (loss) per share for the year ended December 31, 2002 is $(3.20), which includes basic and diluted income per share before cumulative effect of accounting change of $0.10 and basic and diluted
(loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 5 to the consolidated financial statements for the recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased $0.9 million, or 2.6%, to $34.2 million for the year ended December 31, 2002 from $35.1 million for the year ended December 31, 2001. The decrease is primarily due to higher reserves of $0.8 million in the 2001 period compared to 2002. Other decreases in costs in 2002 compared to 2001 are advertising and promotion costs of $0.2 million, salaries and related taxes of $0.2 million, and data processing costs of $0.1 million. These decreases were partially offset by an increase in employee benefits of $0.1 million and increased insurance costs of $0.2 million.

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

      INTEREST EXPENSE

      Interest expense decreased $1.0 million, or 23.8%, to $3.2 million for the year ended December 31, 2002 from $4.2 million for the year ended December 31, 2001. The decrease is primarily attributable to a decrease in floor plan interest expense, which decreased due to a reduction in interest rates from the year ended December 31, 2001.

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

EFFECTS OF INFLATION

      Due to the relatively low levels of inflation experienced in fiscal 2003 and 2002, inflation did not have a significant effect on the results of Hometown during those periods.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and Cash Equivalents

      Total cash and cash equivalents at December 31, 2003 and 2002, was $5.6 million and $3.6 million, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the statements of cash flow:

                                                          For the years ended December 31,
                                                          --------------------------------
                                                             2003      2002      2001
                                                            -------   -------   -------
                                                                  (in thousands)
Net cash provided by operating activities                   $ 4,273   $ 3,386   $ 3,278
Net cash provided by (used in) investing activities             132    (2,439)      350
Net cash provided by (used in) financing activities          (2,390)   (1,769)      232
                                                            -------   -------   -------
Net increase (decrease) in cash and cash equivalents        $ 2,015   $  (822)  $ 3,860
                                                            =======   =======   =======

      For the year ended December 31, 2003, net cash provided from operations of $4.3 million is primarily due to: (i) net income plus non-cash items of $2.9 million, (ii) the decrease in inventory in excess of the decrease in floor plan liability of $1.8 million and (iii) increases in accounts payable and accrued expenses of $0.7 million. Partially offsetting this were increases in accounts receivable of $1.1 million. Net cash provided by investing activities of $0.1 million is primarily due the proceeds from the sale of a Chrysler/Jeep Sales and Service Franchise of $0.9 million, partially offset by capital expenditures of $0.8 million. Net cash used in financing activities of $2.4 million is primarily due to principal payments of long-term debt and capital lease obligations.

      For the year ended December 31, 2002, net cash provided from operations of $3.4 million is primarily due to: (i) the net loss of $(22.9) million plus non-cash items of $25.5 million, including cumulative effect of accounting change of $23.7 million and (ii) the increase in floor plan liability in excess of the increase in inventory of $0.7 million. Reductions in accounts receivable, prepaid expenses and other assets were mostly offset by reductions in accounts payable and accrued expenses. Net cash used in investing activities of $2.4 million is primarily due to capital expenditures associated with the construction of a new showroom at our Framingham, Massachusetts dealership. Net cash used in financing activities of $1.8 million is primarily due to principal payments of long-term debt and capital lease obligations.

      Capital Expenditures

      Capital expenditures for 2004 are expected to be $0.4 million, consisting of equipment purchases and building and leasehold improvements.

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

      Revenue Recognition

      Hometown adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the third quarter of fiscal 2003. The impact of adopting EITF 00-21 was not material to Hometown's results of operations.

      Revenues for vehicle and parts sales are recognized upon delivery to or acceptance by the customer. Revenues for vehicle service are recognized when the service has been completed. Sales discounts and service coupons are accounted for as a reduction to the sales price at the point of sale. Manufacturer incentives and rebates are not recognized until earned in accordance with respective manufacturers incentive programs. See Note 12 to the consolidated financial statements for effect of EITF 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor".

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

      Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At December 31, 2003 and 2002, Hometown had $1,225,000 and $1,237,000 of related deferred revenue, respectively. During 2003, these dealerships generated approximately $501,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $513,000 of deferred revenue was amortized to Other Revenues, net. At December 31, 2003, Hometown also had other deferred revenue of $112,000.

      Hometown may be charged back ("chargebacks") for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. For finance fees, if a customer were to terminate their contract prior to the scheduled maturity, generally three to five years, Hometown may be charged back for a portion of the finance fee received. The time period whereby Hometown is subject to chargebacks is generally from 90 days to 180 days. For certain other contracts Hometown is subject to chargebacks for the life of the loan. Generally, if a customer makes their first three to six payments and subsequently pays off the loan, Hometown will not be charged back by the financing institution. Hometown pays for this in the form of a reduction of the finance fee. In the case of insurance or service contracts, Hometown is subject to chargebacks for the life of the related insurance policy or service contract. In the case of early termination, the vendor will bill us back a pro-rated portion of our commission. The reserves for future charge backs are based on historical operating results and the termination provisions of the applicable contracts. At the time of sale, Hometown records finance, insurance and service contract income, net of estimated chargebacks. This is included in other dealership revenue in the accompanying consolidated financial statements.

      Receivables

      Hometown had $6.1 million in accounts receivable, net at December 31, 2003 compared to $4.9 million at December 31, 2002. The majority of those receivables, $3.1 million and $2.8 million as of December 31, 2003 and 2002, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. Of the remaining amount, $1.7 million and $1.3 million as of December 31, 2003 and 2002, respectively, represents amounts due from manufactures for such items as warranty claims and incentive reimbursements. Additional amounts are parts, service and other trade receivables. In assessing our allowance for doubtful accounts, we consider historical losses as well as current performance with respect to past due accounts. The allowance for doubtful accounts is $0.3 million and $0.2 million at December 31, 2003 and 2002, respectively.

      Inventories

      Hometown had $37.8 million in inventories, net at December 31, 2003 compared to $39.2 million at December 31, 2002. The majority of inventory, $28.4 million and $29.2 million as of December 31, 2003 and 2002, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.7 million and $0.6 million at December 31, 2003 and 2002, respectively.

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

FLOOR PLAN FINANCING

      Since March 15, 2001, Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount. As of December 31, 2003 Hometown's floor plan liability with FMCC is $38.0 million. The FMCC agreement has no set maturity date and it is the intention of Hometown to continue with this financing on an ongoing basis.

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

      In June 2002, Hometown renewed its floor plan agreement with FMCC and is now subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates and FMCC financing volume. At December 31, 2003, interest rates were approximately 3.75% for new vehicles and 5.75% for used vehicles. At December 31, 2002, interest rates were approximately 4.25 % for new vehicles and 6.0% to 6.5% for used vehicles. The average interest rate was approximately 4.25% for 2003 compared to 5.20% for 2002.

      Prior to March 15, 2001, Hometown had a revolving line of credit with GE Capital Corporation ("GECC"). The GECC agreement provided financing for Hometown's vehicle purchases as well as operating expenses. Interest rates on the GECC floor plan arrangements ranged from 9.2% to 9.9% during 2001, through its close in March 2001. The arrangement included a swing line that handled daily loan activity. The balance of the swing line was swept into the floor plan line once monthly. The interest rates on the swing line ranged from 9.1% to 9.6% during 2001.

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance is recorded as a reduction of cost of sales when the vehicle is sold.

OTHER INDEBTEDNESS

      In addition to floor plan financing, Hometown has long-term debt and capital lease obligations of $13.1 million, which is primarily attributable to real estate mortgage notes payable of $7.9 million due in monthly installments including interest at 10.0% that matures in May 2014, real estate capital lease obligations of $4.2 million due in monthly installments including interest at 10.0% that matures in March 2013, and capital lease obligations on rental vehicles of $0.8 million due in monthly installments including interest ranging from 3.8% to 5.5% that matures through March 2008.

      As of December 31, 2003, Hometown has the following contractual obligations:

                                           (In thousands)
                           Total      2004      2005      2006      2007      2008   Thereafter
                          -------   -------   -------   -------   -------   -------  ----------
 Floor Plan               $38,003   $38,003
 Long term debt and
 capital lease
 obligations              $13,072   $   996   $ 1,053   $ 1,066   $ 1,089   $ 1,045   $ 7,823
 Operating leases:
      Third parties       $ 3,203   $   996   $   800   $   548   $   486   $   373   $    --
        Related parties   $10,410   $ 1,041   $ 1,041   $ 1,041   $ 1,041   $ 1,041   $ 5,205
                          -------   -------   -------   -------   -------   -------   -------
 Total                    $64,688   $41,036   $ 2,894   $ 2,655   $ 2,616   $ 2,459   $13,028
                          =======   =======   =======   =======   =======   =======   =======

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

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 7 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 2003, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $26,000.

      (ii) Portfolio of 4 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 2003, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $7,000.

      The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of December 31, 2003, Hometown has reserved $11,000 against a total maximum payout of $33,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

      There are also 6 loans whose liens were not properly perfected totaling approximately $71,000 as of December 31, 2003. Hometown will be required to pay the remaining loan balance should the customers default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $13,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicle.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of December 31, 2003 the mortgage debt balance is $4.7 million. Hometown makes annual lease payments of $756,000 to the landlord, increasing to approximately $864,000 effective January 1, 2004. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.2 million at December 31, 2003. See Notes 7 and 8 to the consolidated financial statements.

COMPANY WARRANTIES

      Hometown's new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty; whereby the part and certain labor costs are covered under the limited manufacturer warranty. Also, certain Hometown dealerships provide a three or five year 100,000-mile limited warranty on new and/or used vehicles. The cost of this warranty is charged to the cost of sale of the vehicle. The warranty covers certain parts and service for three or five years or until the vehicle reaches an odometer reading of 100,000 miles, whichever comes first. The warranty is insured, making the cost of the warranty fixed for Hometown. The insurance company pays costs associated with the warranty work to Hometown. An insurance company that is wholly owned by Ford Motor Company reinsures the insurance policy. If the insurance company were to fail, Hometown would be responsible for the costs of the service. Hometown has not recorded any additional reserve for this warranty program.

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At December 31, 2003 and 2002, Hometown has a reserve of $175,000 and $172,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                 Balance At        Additions To Costs                      Balance At
Reserve for Policy Work       Beginning of Year       and Expenses         Deductions     End of Year
---------------------------  ------------------     ----------------     -------------   --------------
  Year Ended 12/31/03             $172,000              $785,000           $(782,000)       $175,000
  Year Ended 12/31/02             $226,000              $800,000           $(854,000)       $172,000
  Year Ended 12/31/01             $158,000              $947,000           $(879,000)       $226,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships discussed in "Finance, Insurance and Service Contract Income Recognition" above.

FRANCHISE AGREEMENTS

      On March 8, 2004, Toyota Motor Sales, U.S.A., Inc. notified Hometown that the current Toyota Dealer Agreement was extended through June 18, 2004. Hometown is currently reviewing the proposed new Toyota Dealer Agreement and anticipates executing that agreement prior to the expiration of the current agreement. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of affiliated companies and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Item 3. - Legal Proceedings, and in Note 14 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep Sales and Service Franchise (Note 17 to the consolidated financial statements) and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2003 had combined revenues of $105.1 million and pre-tax income before allocation of corporate costs of $2.3 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A prior to the expiration of the current dealer agreement.

ACQUISITIONS AND DISPOSITIONS

      On June 3, 2003 Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury, CT store for $950,000 in cash. The transaction resulted in Hometown recording a $936,000 gain on the sale and is included in Other Income in Hometown's Consolidated Statement of Operations for the year ended December 31, 2003. Hometown will continue to use the property for the sale of used cars. The lease for the property expires in 2013. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 5 to the consolidated financial statements.

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

RELATED PARTY TRANSACTIONS

      Hometown has leased from various affiliates the premises occupied by certain of its dealerships and guaranteed the related mortgage debt of certain dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent for the five-year periods commencing January 1, 2004 and 2009. Total expense for operating leases and rental agreements with related parties was $0.9 million for the year ended December 31, 2003 and future minimum payments under these lease agreements as of December 31, 2003 is $10.4 million. Two of the leases are treated as capital leases. Total payments for these leases were $0.8 million for the year ended December 31, 2003. This practice is fairly common in the automotive retail industry. See Item 13 - "Certain Relationships and Related Transactions".

      At December 31, 2003, $77,000 is due from related parties, including a non-interest bearing note receivable ($49,000) from a company owned by an officer of Hometown. The note is being paid to Hometown at $3,000 per month. Other related party receivables are being paid back at approximately $800 per month. See Note 9 to the consolidated financial statements

LITIGATION

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey to Crestmont MM, L.P. (the "Assignee"). On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and cross-claim and intends to vigorously defend this action. In addition, the landlord has leased the premises to another tenant for the period from January 29, 2003 through January 29, 2005 for a total of $240,000, thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. The landlord has also amended its complaint to state a claim directly against the assignee. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, former directors and executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, for an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief. Salvatore A. Vergopia and Edward A. Vergopia have also commenced a second action for defamation against Hometown and its Chief Executive Officer, which has been consolidated with the action initially filed.

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

      Litigation counsel for Hometown has also been advised that the Vergopias have filed a third action against Hometown and its Chief Executive Officer claiming defamation and tortious interference with contract arising out of a letter allegedly sent to one of Hometown's automobile manufacturers. As of March 11, 2004 neither Hometown nor its Chief Executive Officer have received service of process in this third action. However, Hometown presently believes it involves damage claims that are similar to those already made in the two pending actions in the Superior Court of New Jersey in Bergen County.

      We believe that the Vergopias commenced these actions in response to our dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with us. We believe we have meritorious defenses and are vigorously defending this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      In July 2002, Hometown received notice of a complaint filed by the Trust Company of New Jersey ("Trust Company") for payment under certain guaranty agreements allegedly made by Hometown's wholly-owned subsidiary Westwood Lincoln Mercury Sales, Inc. ("Westwood") in favor of Trust Company in connection with a sale of vehicles in 1998. Trust Company was seeking approximately $390,000 plus other costs totaling approximately $70,000. On January 27, 2004, without admissions of liability by any party, Hometown and Trust Company reached a settlement agreement whereby Hometown will pay Trust Company $162,500 in installments, payable through January 2007. This liability is included in Accounts Payable and Accrued Expenses in Hometown's Consolidated Balance Sheet at December 31, 2003.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts outstanding at December 31, 2003 of $38.0 million, a 1% change in the borrowing rate would result in a $0.4 million change to annual floor plan interest expense.

      At December 31, 2003, Hometown invested $4.1 million of excess cash, of which $0.7 million was invested in money market accounts paying a weighted average interest rate of 0.63% at December 31, 2003, and $3.4 million was invested in a Ford Motor Credit Company cash management account paying interest of 5.00% at December 31, 2003. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than Hometown's first quarter of fiscal 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPE's") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than Hometown's first quarter of fiscal 2004. Non-SPE's created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than Hometown's first quarter of fiscal 2004. Hometown has not entered into any material arrangements with VIE's created after January 31, 2003. Hometown is currently evaluating the effect that the adoption of FIN 46 for VIE's created prior to February 1, 2003 will have on its results of operations and financial condition.

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

      In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements with fiscal years ending after December 15, 2002. As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. See Note 2 and Note 16 to the consolidated financial statements for additional disclosure.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material impact on Hometown's financial statements.

      In July 2002, the FASB issued SFAS 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of SFAS 146 did not have a material impact on Hometown's financial statements.

      In November 2002, the EITF reached a final consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF Issue No. 02-16"). This issue addressed the income statement classification of cash consideration received from a vendor and the recognition criteria for performance-driven vendor rebates or refunds. This consensus, which was effective for all arrangements entered into after December 31, 2002, resulted in certain co-op advertising recoveries, which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of Cost of Sales, buying and occupancy. We adopted EITF Issue No. 02-16 on January 1, 2003. See Note 12 to the Consolidated Financial Statements for additional disclosure.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted SFAS No. 149 effective July 1, 2003. There was no impact to the Company upon the adoption of SFAS No. 149.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. We adopted SFAS No. 150 effective July 1, 2003. We did not have any financial instruments that were classified as equity prior to the adoption of SFAS No. 150 that were required to be reclassified to liabilities.

      In May 2003, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF Issue No. 00-21"). This new accounting rule addressed revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes. This statement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on Hometown's financial position or results of operations.

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

NONE

ITEM 9A. CONTROLS AND PROCEDURES

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

      At December 31, 2003, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

      There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      Information regarding directors and nominees for directors of Hometown is included under the caption entitled "Election of Directors" in the 2004 Proxy Statement and is incorporated herein by reference.

      The executive officers and directors of Hometown and their respective ages as of March 19, 2004 are as follows:

NAME                          AGE      POSITION                                           DIRECTOR SINCE
----                          ---      --------                                           --------------
Corey Shaker                  46       President, Chief Operating Officer, Chief               1997
                                       Executive Officer and Director
William C. Muller Jr.         52       Regional Vice President - South Division and            1997
                                       Director
Steven Shaker                 35       Regional Vice President - North Division           Not a director
Joseph Shaker                 36       Regional Vice President - East Division and             1997
                                       Director
Charles F. Schwartz           48       Chief Financial Officer                            Not a director
Bernard J. Dzinski, Jr. *     40       Director                                                2003
Steven A. Fournier *          49       Director                                                2002
H. Dennis Lauzon              55       Director                                                2002
Timothy C. Moynahan *         64       Director                                                2002

--------------
*     Member of Audit, Compensation and Nominating/Governance Committees

      All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board of Directors.

      Set forth below is a brief description of the background and business experience of the executive officers and directors of Hometown:

      Corey E. Shaker was named President and Chief Operating Officer on February 7, 2000, and added the title of Chief Executive Officer on August 29, 2000. In addition, he was Vice President-Connecticut Operations since October 1, 1997 and was in charge of Hometown's Company-wide sales training efforts. Prior to that, from 1989 he was Chief Operating Officer and General Manager of Family Ford Inc. where he was responsible for all aspects of its operations. He is a past member of NADA Ford F01 20 group. He was awarded the Lincoln Mercury Salesperson of the Nation award in 1980 and is a three-time winner of the Lincoln Mercury Inner Circle award. He is also a first cousin to Steven Shaker, the Regional VP - North Division, and Joseph Shaker, the Regional VP - East Division and director of Hometown. He holds a B.S. in Business Administration from Providence College.

      William C. Muller Jr. has been Regional Vice President - South Division since March 2000. Mr. Muller has been Vice President-New Jersey Operations since October 1, 1997. In addition, from 1980 he was the President of Muller Toyota, Inc. and of Muller Chevrolet, Oldsmobile, Isuzu, Inc (both of which are currently known as Muller Automotive Group, Inc. and Muller Chevrolet, Isuzu, Inc., respectively.) Under his management, Muller Toyota has been: (a) a 13-time recipient of Toyota's Prestigious President's Award, given to those dealers with superior levels of customer satisfaction who also exceed capital standards and have high market penetration and facilities that meet or exceed Toyota standards; (b) a 13-time recipient of Toyota Parts Excellence Award; (c) a 9-time winner of the Toyota Service Excellence Award; and (d) a 3-time winner of Toyota's Sales Excellence Award. He holds a B.A. degree from Fairleigh Dickinson University.

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

      Joseph Shaker has been Regional Vice President - East Division since 2002. Mr. Shaker served as President and Chief Executive Officer of CarDay, Inc., an internet based used vehicle exchange company between 2000 and 2002. He was President and Chief Operating Officer of Hometown from 1997 to 2000. In addition, between 1991 and 1997 he served as the Chief Operating Officer of Shaker's Lincoln Mercury, Shaker's Jeep Eagle and Lincoln Mercury Autocare in Connecticut. Since 2002 he has served as a member of the Mazda Dealer Advisory Counsel and was elected as Chairman of the Counsel for 2004. In 1992, at the request of Ford Motor Company, he developed the pilot free standing neighborhood Autocare Center which has become the model for free standing neighborhood auto maintenance centers established by Ford Motor with certain of its other dealers. He is the brother of Steven Shaker, the Regional VP - North Division, and a first cousin of Corey Shaker, the Chief Executive Officer and a director of Hometown. He holds a B.S. (Management) degree from Bentley College.

      Charles F. Schwartz has been Chief Financial Officer since January 2002. From November 2001 through January 2002 he was the Assistant to the CEO. Prior to joining Hometown, he was the Vice President and Chief Financial Officer for Staples Communications, a nationwide integrator of communications solutions from 2000 - 2001. From 1993 - 2000 he was the Senior Vice President, Chief Financial Officer and Chief of Staff for People's Choice TV Corporation, a wireless communications company. From 1989 through 1993, Mr. Schwartz had been Chief Financial Officer of Jimbo's Jumbos, Incorporated, an affiliate of Chock Full O' Nuts. Mr. Schwartz is a Certified Public Accountant. He holds a B.B.A. degree in accounting from Bernard M. Baruch College in New York City.

      Bernard J. Dzinski Jr. has been a partner with Charles Heaven & Co., CPA's since 2000 and was a manager since 1990. He currently serves on the Board of Directors of the Waterbury Rotary Club and Holy Cross High School, located in Waterbury, Connecticut. Mr. Dzinski received a Bachelor of Science in Accounting from Providence College in 1985 and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the Connecticut Society of Certified Public Accountants.

      Steven A. Fournier has been the President and Chief Executive Officer of Gar-Kenyon Technologies, a manufacturer of hydraulic aerospace components, since December 2001. He previously was President and Chief Operating Officer of Matthews Ventures, a diversified holding company, from 1992. Mr. Fournier has recently served as Director, Treasurer, and member of the executive committee of the Greater New Haven Chamber of Commerce. Mr. Fournier received a Bachelor of Science Degree in Accounting from Bentley College in 1975 and is a Certified Public Accountant.

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

COMMITTEES OF THE BOARD OF DIRECTORS

      Hometown's Board of Directors has established a Compensation Committee, whose members are Messrs. Dzinski, Fournier and Moynahan. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of Hometown, reviews general policy matters relating to compensation and benefits of employees of Hometown and administers the issuance of stock options and discretionary cash bonuses to Hometown's officers, employees, directors and consultants.

      The Company has a separately designated standing Audit Committee whose members are Bernard J. Dzinski, Jr., Steven A. Fournier and Timothy C. Moynahan. The Audit Committee meets with management and Hometown's independent public accountants to determine the adequacy of internal controls and other financial reporting matters. The Board of Directors has determined that Bernard J. Dzinski, Jr. and Steven A. Fournier, each qualify as an audit committee financial expert, as such term is defined in recently adopted rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002. In addition, Bernard J. Dzinski, Jr., Steven A. Fournier and Timothy C. Moynahan are independent within the meaning of Item 7(d)(3) of Schedule 14A of the Exchange Act.

      Hometown has adopted a Code of Business Conduct and Ethics that applies to all of Hometown's employees and directors, including its principal executive officer, principal financial officer and principal accounting officer. Hometown has also adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Hometown's Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, protections for persons reporting questionable behavior, confidential information, protection of company assets, as well as compliance with all laws, rules and regulations applicable to Hometown's business. Hometown's Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer reinforces the Code of Business Conduct and Ethics and covers standards of ethical conduct, timely and truthful disclosures, legal compliance and reporting of known or suspected violations.

      A copy of Hometown's Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are posted on its website at www.htauto.com. In the event that an amendment to, or a waiver from, a provision of Hometown's Code of Business Conduct and Ethics or the Code of Ethics that applies to any of Hometown's officers or directors is necessary, Hometown intends to post such information on its website.

      Hometown undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of Hometown's Code of Business Conduct and Ethics and Code of Ethics. Requests should be directed in writing to Chief Financial Officer, Hometown Auto Retailers, Inc., 774 Straits Turnpike, Watertown, CT 06795, or by telephone to (860) 945-6900.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION.

      The following table presents certain information concerning compensation paid or accrued for services rendered to Hometown in all capacities during the three years ended December 31, 2003, for the Chief Executive Officer and the other executive officers of Hometown whose aggregate annual base salary exceeded $100,000 (collectively, the "Named Executive Officers").

                            COMPENSATION TABLE
--------------------------------------------------------------------------------

                                               ANNUAL COMPENSATION
                       ---------------------------------------------------------------------
NAME AND PRINCIPAL       FISCAL ANNUAL                                                OPTION
POSITION               YEAR COMPENSATION   $ SALARY       BONUS(1)        OTHER       GRANTS
------------------     -----------------   --------       --------       ------       -------
Corey E. Shaker,              2003         250,000          66,923       16,073           --
President and Chief           2002         250,000              --        6,840       50,000
Executive Officer             2001         250,000(2)           --        7,000       50,000

William C. Muller, Jr         2003         215,000         155,319       17,384           --
Regional Vice                 2002         200,000         101,844        9,673           --
President-South Division      2001         200,000         130,372           --       30,000

Steven Shaker,                2003         125,000              --        3,542           --
Regional Vice                 2002         125,000           1,325        2,600           --
President-North Division      2001         118,600          10,000        2,600       30,000

Joseph Shaker,                2003         200,000          53,461       10,400           --
Regional Vice                 2002(3)      196,350              --        8,000           --
President-East Division

Charles F. Schwartz,          2003         180,000          39,385        5,402       50,000
Chief Financial Officer       2002(4)      160,000          20,000        1,749           --

----------
(1) The amounts shown are cash bonuses earned in the specified year. A portion of these bonuses may be paid in the first quarter of the following year.

(2)   Includes amounts paid after year-end.

(3) Named Regional Vice President-East Division in 2002. Includes compensation for entire year.

(4)   Has been Chief Financial Officer since January 2002.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable
                          Number of      Percent of                                   Value At Assumed Annual
                            Shares     Total Options                                   Rates of Stock Price
                          Underlying     Granted to                                   Appreciation for Option
                           Options      Employees in    Exercise                               Term(2)
                          Granted(#)    Fiscal Year       Price                      -------------------------
         NAME                (1)            2003        ($/Share)   Expiration Date      5%             10%
         ----                ---            ----        ---------   ---------------      --             ---
Charles F. Schwartz         50,000          100%          $0.34       March 2013       $10,691       $27,094


(1) The options vest with respect to one-third of the shares of Common Stock covered by the options on each of the first, second and third anniversary of the Option Grant Date, March 24, 2003.

(2) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the Common Stock of Hometown appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the respective options. All the options issued in 2003 were issued at the market price at the date of issuance. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect Hometown's projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future financial performance of Hometown, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Form 10-K.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

      The following table summarizes options exercised during fiscal 2003 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                        NUMBER OF SECURITIES
                                                             UNDERLYING          VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS AT   IN-THE-MONEY OPTIONS AT
                                                           FISCAL YEAR-END          FISCAL YEAR-END
                               ACQUIRED ON     VALUE       EXERCISABLE (E)          EXERCISABLE (E)
 NAME                           EXERCISE      REALIZED    UNEXERCISABLE (U)        UNEXERCISABLE (U)
 ---------------------------   -----------    --------  ----------------------   -----------------------
Corey E. Shaker                     --            --             80,000E                 $12,000E
President and Chief                                              50,000U                 $24,000U
Executive Officer

William C. Muller, Jr               --            --             20,000E                 $     0E
Regional Vice President -                                        10,000U                 $     0U
South

Steven Shaker                       --            --             20,000E                 $     0E
Regional Vice President -                                        10,000U                 $     0U
North

Charles F. Schwartz,                --            --             33,333E                 $17,333E
Chief Financial Officer                                          66,667U                 $51,667U
and Secretary

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

EMPLOYMENT CONTRACTS

      In April 1998, Hometown entered into five-year employment agreements, effective as of the closing of Hometown's initial public offering in July 1998, with Corey E. Shaker, William C. Muller, Jr., Joseph Shaker and Steven Shaker. While these agreements expired in July 2003, these employees continue to work for Hometown while new agreements are being negotiated.

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

EMPLOYEE BENEFIT PLAN

      In October 1999, Hometown amended and restated the E.R.R. Enterprises, Inc. Profit Sharing/401(k) Plan, (the "Amended Plan") into the HOMETOWN AUTO RETAILERS, INC. 401K Plan (the "Plan") effective October 1, 1999, for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitations. Hometown may make annual matching contributions to the Plan at its discretion. Hometown made contributions of $24,000, $0 and $0 to the Plan for the years ended December 31, 2003, 2002, and 2001, respectively.

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

                                        COMPENSATION COMMITTEE

                                        Steven Fournier
                                        Chairman

                        COMPARE CUMULATIVE TOTAL RETURN
                      AMONG HOMETOWN AUTO RETAILERS, INC.,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX

                              [PERFORMANCE GRAPH]

                                      1998       1999       2000        2001        2002      2003
                                     ------     ------     ------       -----      -----      -----
HOMETOWN AUTO RETAILERS, INC.        100.00      82.61      11.59       17.86       8.81      27.83
SIC CODE INDEX                       100.00      63.51      42.10      102.67      89.81     147.17
NASDAQ MARKET INDEX                  100.00     176.37     110.86       88.37      61.64      92.68

                     ASSUMES $100 INVESTED ON DEC. 31, 1998
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2003

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to Hometown regarding the beneficial ownership of Common Stock as of March 3, 2004 by (i) each person known to Hometown to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each Director of Hometown, (iii) each Named Executive Officer and (iv) all Directors, and Executive Officers of Hometown as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them.

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

      o As of March 3, 2004, the total number of shares outstanding is 7,175,105, of which 3,655,853 shares are Class A common stock and 3,519,252 shares are Class B common stock.

      The total number of votes is based on the combined total of Class A and Class B common stock beneficially owned by the beneficial owner. The voting power percentage of each beneficial owner is determined by dividing the number of votes held by that person by the total number of votes outstanding, increased to reflect the number of votes of the shares underlying the options, warrants and convertible securities that are held by such person, but not held by any other person.

      o As of March 3, 2004, the total number of votes outstanding is 38,848,373, of which 3,655,853 votes are from Class A common stock outstanding and 35,192,520 votes are from Class B common stock outstanding;

      o     Class A common stock have one (1) vote per share; and

      o     Class B common stock have ten (10) votes per share.

                                         Common Stock Beneficially        % of Outstanding Equity              % of
                                                   Owned                           Owned                     Aggregate
                                        ----------------------------    ---------------------------         voting Power
                                           Class          Class         Class        Class                    of all
Name of Beneficial Owner                     A              B             A            B         Total        Classes
------------------------                  -------      ------------------------------------------------     -----------
OFFICERS AND DIRECTORS
Corey E. Shaker                           216,881        265,080         5.73         7.53         6.60         7.36
William C. Muller, Jr                     326,750        453,034         8.65        12.87        10.69        12.46
Steven Shaker                             135,142        206,424         3.64         5.87         4.72         5.65
Joseph Shaker                             147,826        321,812         4.00         9.14         6.51         8.66
Charles F. Schwartz                        49,999             --         1.35           --           **           **
Bernard J. Dzinski Jr                      10,000             --           **           --           **           **
Steven A. Fournier                         32,501             --           **           --           **           **
H. Dennis Lauzon                           10,000             --           **           --           **           **
Timothy C. Moynahan                        32,501             --           **           --           **           **
All Directors, and Executive
Officers as a group (9 persons)           961,600      1,246,350        23.26        35.42         28.8        34.14

5% BENEFICIAL OWNERS
William C. Muller, Sr                     259,400        308,718         6.91         8.77         7.81         8.59
Salvatore Vergopia                             --        705,000           --        20.03         9.83        18.15
Edward Vergopia                                --        235,000           --         6.68         3.28         6.05
Janet Shaker                              107,142        227,668         2.90         6.47         4.64         6.13
Paul Shaker                                    --        218,268           --         6.20         3.04         5.62
Edward D. Shaker                          118,808        206,612         3.21         5.87         4.51         5.62
Steven N. Bronson                         252,317             --         6.90           --         3.52           **
Louis Meade                               200,000             --         5.47           --         2.79           **

**    OWNERSHIP IS LESS THAN 1%

      Corey Shaker has an address at c/o Hometown Auto Retailers, Inc., 774 Straits Turnpike, Watertown, Connecticut 06795. His beneficial ownership of our common stock includes:

      o 265,080 shares of Class B common stock, of which 15,980 shares are held by the Edward Shaker Family Trust of which he is the Trustee and a beneficiary;
      o 84,500 shares of Class A common stock, including 72 shares (24 shares each for his children, Lindsay, Kristen and Edward) of which he is custodian;
      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
            o     30,000 shares at $3.00 per share;
            o     16,667 shares at $2.25 per share;
            o     16,667 shares at $1.25 per share;
            o     33,333 shares at $0.48 per share;

      o Warrants immediately exercisable to purchase 35,714 shares of Class A common stock at $1.20 per share.

      William Muller, Jr. has an address at c/o Muller Toyota Inc., Route 31, PO Box J, Clinton, New Jersey 08809. His beneficial ownership of our common stock includes:
      o     453,034 shares of Class B common stock;
      o     205,500 shares of Class A common stock;
      o     1,250 shares of Class A common stock owned by his wife, Michele;
      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
            o     10,000 shares at $2.25 per share;
            o     10,000 shares at $1.25 per share;
      o Warrants immediately exercisable to purchase 100,000 shares of Class A common stock at $1.20 per share.

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

      Charles F. Schwartz has an address at c/o Hometown Auto Retailers, Inc., 774 Straits Turnpike, Watertown, Connecticut 06795. His beneficial ownership of our common stock consists of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
            o     33,333 shares at $0.68 per share;
            o     16,666 shares at $0.40 per share.

      Bernard J. Dzinski Jr. has an address at 207-231 Bank Street, Waterbury, CT 06702. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
      o     10,000 shares at $0.42 per share.

      Steven A. Fournier has an address at 238 Water Street, Naugatuck, Connecticut 06770. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
      o     30,000 shares at $0.58 per share;
      o     2,501 shares at $0.42 per share.

      H. Dennis Lauzon has an address at 854 Sunset Avenue, Haworth, New Jersey 07641. His beneficial ownership of our common stock consists of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
      o     5,000 shares at $0.65 per share;
      o     5,000 shares at $0.42 per share.

      Timothy C. Moynahan has an address at 141 East Main Street, Waterbury, Connecticut 06722. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
      o     30,000 shares at $0.48 per share;
      o     2,501 shares at $0.42 per share;

      William Muller, Sr. has an address at c/o Muller Toyota Inc., Route 31, PO Box J, Clinton, New Jersey 08809. His beneficial ownership of our common stock includes:
      o     308,718 shares of Class B common stock;
      o     159,400 shares of Class A common stock; and
      o Warrants immediately exercisable to purchase 100,000 shares of Class A common stock at $1.20 per share.

      All shares and warrants are owned by The William C. Muller Revocable Living Trust of which William C. Muller Sr. is Trustee. William C. Muller Sr. is neither an officer nor director.

      Salvatore Vergopia has an address at 20 Bayberry Drive, Saddle River, New Jersey 07458. His beneficial ownership of our Class B common stock includes 225,600 shares owned by his wife, Janet. Mr. Vergopia is a former officer and director of Hometown.

      Edward A. Vergopia has an address at 4912 Pine Street Drive, Miami Beach, Florida 33140. Mr. Vergopia is a former officer and director of Hometown.

      Janet Shaker has an address at c/o Hometown Auto Retailers, Inc., 774 Straits Turnpike, Watertown, Connecticut 06795. Her beneficial ownership of our common stock includes:
      o     227,668 shares of Class B common stock;
      o     71,428 shares of Class A common stock; and
      o Warrants immediately exercisable to purchase 35,714 shares of Class A common stock at $1.20 per share.

      Paul Shaker has an address at 210 Munson Road, Middlebury, Connecticut 06762.

      Edward D. Shaker has an address at c/o Shakers Lincoln Mercury, Inc. 831 Straits Turnpike, Watertown, Connecticut 06795. His beneficial ownership of our common stock includes:
      o     206,612 shares of Class B common stock;
      o     71,428 shares of Class A common stock; and
      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
            o     5,833 shares at $2.25 per share;
            o     5,833 shares at $1.25 per share;
      o Warrants immediately exercisable to purchase 35,714 shares of Class A common stock at $1.20 per share.

      Steven N. Bronson has an address at 100 Mill Plain Road, Danbury, Connecticut 06811.

      Louis Meade has an address at 44 Red Road, Chatham, New Jersey 07928.

                      EQUITY COMPENSATION PLAN INFORMATION

        Plan category          Number of securities to       Weighted-average            Number of securities
                               be issued upon exercise       exercise price of         remaining available for
                               of outstanding options,     outstanding options,      future issuance under equity
                                 warrants and rights        warrants and rights     compensation plans (excluding
                                         (a)                                           securities reflected in
                                                                                             column (a))
 Equity compensation plans
 approved by security
 holders                               624,500                     $1.93                       205,500
 Equity compensation plans
 not approved by security
 holders                                None                       None                          None
                                   ---------------            ---------------              ---------------
 Total                                 624,500                     $1.93                       205,500

      In February 1998, as further amended in August 2002, in order to attract and retain persons necessary for the success of Hometown, Hometown adopted its 1998 Stock Option Plan covering up to 830,000 shares of Class A Common Stock. See Note 16 to the consolidated financial statements for additional disclosure.

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

      To the best of Hometown's knowledge, based solely on review of the copies of such forms furnished to Hometown, or written representations that no other forms were required, Hometown believes that all Section 16(a) filing requirements applicable with respect to all its current officers, directors and ten percent shareholders have been complied with as of the filing date of this Annual Report. However, William Muller, Jr., Bernard J. Dzinski Jr., Steven A. Fournier, H. Dennis Lauzon and Timothy Moynahan were late in filing one (1) Statement of Changes in Beneficial Ownership on Form 4 during 2003 but have subsequently come into compliance. With respect to any former directors, officers, and ten-percent shareholders of Hometown, Hometown does not have any knowledge of any known failures to comply with the filing requirements of
Section 16(a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES

      Hometown has leased from various affiliates the premises occupied by certain of its dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent for the five-year periods commencing January 1, 2004 and 2009. Hometown believes that each lease was at their fair market value at inception. The annual base rentals reflect the CPI increase that is effective January 1, 2004.

SHAKER GROUP. Hometown leases, for an annual base rental of approximately $274,000, the premises occupied by its Lincoln Mercury dealership in Watertown, Connecticut, from shaker Enerprises, a Connecticut general partnership whose sevenpartners include Joseph Shaker, Corey Shaker, Steven Shaker and Janet Shaker. Hometown leases, for an annual base rental of approximately $274,000 and $82,000 respectively, the premises occupied by the Family Ford and Shaker Auto Outlet dealerships in Waterbury, CT from Shaker Realty, a Connecticut general partnership whose three partners are Richard Shaker, Edward Shaker and Rose Shaker. Richard Shaker is the father of Steven Shaker and Joseph Shaker, Edward Shaker is the father of Corey Shaker and Jaket Shaker and Rose Shaker is the aunt of Steven Shaker, Joseph Shaker, Corey Shaker and Janet Shaker. Corey Shaker is the CEO, Director and a principal stockholder of Hometown. Steven Shaker is the Regional Vice President - North Division and a principal stockholder of Hometown. Joseph Shaker is the Regional Vice President - East Division, Director and a principal stockholder of Hometown. Janet Shaker is a principal stockholder of Hometown.

MULLER GROUP. Hometown leases, for an annual base rental of approximately $411,000 and $452,000 respectively the premises occupied by its Toyota dealership in Clinton, New Jersey and its Chevrolet/Oldsmobile dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President - South Division, director and a principal stockholder of Hometown. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. As of December 31, 2003, the mortgage debt balance is $4.7 million. Hometown makes annual lease payments of $756,000, increasing to approximately $864,000 effective January 1, 2004 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

WESTWOOD. Hometown leases, for an annual base rental of approximately $411,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia is a principal stockholder and former officer and director of Hometown.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

      The aggregate fees and expenses billed for the professional services rendered by BDO Seidman, LLP for the audit of Hometown's annual financial statements included in Hometown's Form 10-K filing for fiscal year 2003 and the reviews of Hometown's quarterly financial statements included in Hometown's First, Second and Third Quarter Form 10-Q filings for fiscal year 2003 totaled approximately $140,000.

      The aggregate fees and expenses billed for the professional services rendered by BDO Seidman, LLP for the audit of Hometown's annual financial statements included in Hometown's Form 10-K filing for fiscal year 2002 and the reviews of Hometown's quarterly financial statements included in Hometown's Second and Third Quarter Form 10-Q filings for fiscal year 2002 totaled approximately $113,000. The aggregate fees and expenses billed for the professional services rendered by Arthur Andersen LLP for the review of Hometown's quarterly financial statements included in Hometown's First Quarter Form 10-Q filing for fiscal year 2002 totaled $20,000.

AUDIT RELATED FEES

      Hometown did not incur any audit related fees, other than those included under the paragraph "Audit Fees", for professional services rendered by BDO Seidman, LLP during the 2003 fiscal year. During the 2002 fiscal year Hometown incurred $5,500 in audit related fees, other than those included under the paragraph "Audit Fees", for professional services rendered by BDO Seidman, LLP. These services were for review of work performed by a third party in relation to Hometown adopting SFAS 142 in fiscal 2002 and review of Sarbanes Oxley requirements.

TAX FEES

      Hometown did not incur any tax fees for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice and tax planning during the 2003 and 2002 fiscal years.

ALL OTHER FEES

      Hometown did not incur any other fees for professional services rendered by BDO Seidman, LLP other than the services covered in the paragraphs above titled "Audit Fees" and "Audit Related Fees" during the 2003 and 2002 fiscal years.

AUDIT COMMITTEE PRE - APPROVAL POLICY

      Hometown's Audit Committee has authorized the Chief Financial Officer to incur up to $5,000 per fiscal year on accounting research projects outside the scope of normal audit services rendered by BDO Seidman, LLP for the audit of Hometown's annual financial statements included in Hometown's Form 10-K filing and the reviews of Hometown's quarterly financial statements included in Hometown's Form 10-Q filings. Such amount is less than 5% of the annual fees paid to BDO Seidman, LLP for its Form 10-K and Form 10-Q filings. No fees were incurred in fiscal 2003 that were not approved by the Audit Committee pursuant to this policy.

AUDIT COMMITTEE CONSIDERATION

      Hometown's Audit Committee has considered whether BDO Seidman, LLP's provision of the services which generated the Audit and Other Fees reported above was compatible with maintaining BDO Seidman, LLP's independence as Hometown's principal independent accounting firm.

WORK PERFORMED BY PRINCIPAL ACCOUNTANT'S FULL TIME PERMANENT EMPLOYEES

      BDO Seidman, LLP's services rendered in performing Hometown's audits for fiscal year 2003 and 2002 were performed by full time, permanent employees and partners of BDO Seidman, LLP.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  EXHIBITS:                                         DESCRIPTION
     No.

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

14.1 Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

14.2        Code of Business Conduct and Ethics

21.1        Subsidiaries of the Registrant

31.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1        Chief Executive Officer Certification

32.2        Chief Financial Officer Certification
----------
* Unless otherwise indicated all exhibits were previously filed as an exhibit to Hometown's Registration Statement on Form S-1 (File No 333-52763), and incorporated herein by reference.

(1) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2001, and incorporated herein by reference.

(3)   Filed herewith.

REPORTS ON FORM 8-K:

On November 13, 2003, Hometown filed a report on Form 8-K with respect to Items 7 and 9 on such report, related to the Company's announcing its 2003 third quarter results.

FINANCIAL STATEMENT SCHEDULES:

See below, beginning on page F-1.

SUPPLEMENTAL SCHEDULES:

Report of Independent Public Accountants on Schedule is set forth on page S-1.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001 is set forth hereafter beginning on page S-2.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 24, 2004 on its behalf by the undersigned, thereunto duly authorized.

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

/s/ Corey Shaker                        President, Chief Executive Officer and
-----------------------------------     Director
Corey Shaker


/s/ Charles F. Schwartz                 Chief Financial Officer
-----------------------------------
Charles F. Schwartz

/s/ Bernard J. Dzinski, Jr.             Director
-----------------------------------
Bernard J. Dzinski, Jr.

/s/ Steven A. Fournier                  Director
-----------------------------------
Steven A. Fournier

/s/ H. Dennis Lauzon                    Director
-----------------------------------
H. Dennis Lauzon

/s/ Timothy C. Moynahan                 Director
-----------------------------------
Timothy C. Moynahan

/s/ William C. Muller, Jr.              Director
-----------------------------------
William C. Muller, Jr.

/s/ Joseph Shaker                       Director
-----------------------------------
Joseph Shaker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Reports of Independent Certified Public Accountants                                     F-2

Financial Statements:

     Consolidated Balance Sheets as of December 31, 2003 and 2002                       F-4

     Consolidated Statements of Operations for each of the three years in the
     period ended December 31, 2003                                                     F-5

     Consolidated Statements of Stockholders' Equity for each of the three years
     in the period ended December 31, 2003                                              F-6

     Consolidated Statements of Cash Flows for each of the three years in the
     period ended December 31, 2003                                                     F-7

     Notes to Consolidated Financial Statements                                         F-8


Reports of Independent Certified Public Accountants on Schedule                         S-1

     Schedule II - Valuation and Qualifying Accounts                                    S-3

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Directors of Hometown Auto Retailers, Inc.

      We have audited the accompanying consolidated balance sheets of Hometown Auto Retailers, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Hometown Auto Retailers, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hometown Auto Retailers, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.


New York, New York                                          /s/ BDO Seidman, LLP
March 11, 2004                                                  BDO Seidman, LLP

      THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH HOMETOWN AUTO RETAILERS, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K, AS ARTHUR ANDERSEN LLP CEASED PROVIDING AUDIT SERVICES AS OF AUGUST 31, 2002. THE CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000 AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 REFERRED TO IN THIS REPORT HAVE NOT BEEN INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

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

Stamford, Connecticut                                        ARTHUR ANDERSEN LLP
May 23, 2002

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                December 31,
                                                                          ----------------------
                                    ASSETS
                                                                            2003          2002
Current Assets:                                                           --------      --------
   Cash and cash equivalents                                              $  5,639      $  3,624
   Accounts receivable, net                                                  6,058         4,883
   Inventories, net                                                         37,774        39,169
   Prepaid expenses and other current assets                                   625           510
   Deferred income taxes and taxes receivable                                1,349         1,245
                                                                          --------      --------
      Total current assets                                                  51,445        49,431
Property and equipment, net                                                 12,678        12,882
Other assets                                                                 1,141         1,503
                                                                          --------      --------
      Total assets                                                        $ 65,264      $ 63,816
                                                                          ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Floor plan notes payable                                               $ 38,003      $ 38,522
   Accounts payable and accrued expenses                                     5,798         5,072
   Current maturities of long-term debt and capital lease obligations          996         1,164
   Deferred revenue                                                            609           588
                                                                          --------      --------
      Total current liabilities                                             45,406        45,346

Long-term debt and capital lease obligations                                12,076        13,059
Long-term deferred income taxes                                                125           118
Other long-term liabilities and deferred revenue                               729           743
                                                                          --------      --------
       Total liabilities                                                    58,336        59,266

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                                --            --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,655,853 and 3,563,605 issued and outstanding,
   respectively                                                                  4             3
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,519,252 and 3,611,500 issued and
outstanding,
   respectively                                                                  3             4
   Additional paid-in capital                                               29,760        29,760
   Accumulated deficit                                                     (22,839)      (25,217)
                                                                          --------      --------
      Total stockholders' equity                                             6,928         4,550
                                                                          --------      --------
      Total liabilities and stockholders' equity                          $ 65,264      $ 63,816
                                                                          ========      ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 For the Years Ended December 31,
                                                           ---------------------------------------------
                                                               2003            2002             2001
                                                           -----------      -----------      -----------
Revenues
   New vehicle sales                                       $   180,615      $   164,659      $   158,825
   Used vehicle sales                                           66,543           72,482           83,903
   Parts and service sales                                      24,621           24,330           25,402
   Other, net                                                    7,998            8,268            7,630
                                                           -----------      -----------      -----------
      Total revenues                                           279,777          269,739          275,760
                                                           -----------      -----------      -----------
Cost of sales
   New vehicle                                                 168,579          154,225          148,271
   Used vehicle                                                 60,152           65,821           76,189
   Parts and service                                            11,299           11,026           11,485
                                                           -----------      -----------      -----------
     Total Cost of sales                                       240,030          231,072          235,945
                                                           -----------      -----------      -----------
     Gross profit                                               39,747           38,667           39,815
Amortization of goodwill                                            --               --              704
Selling, general and administrative expenses                    34,840           34,152           35,114
                                                           -----------      -----------      -----------
     Income from operations                                      4,907            4,515            3,997
                                                           -----------      -----------      -----------
   Interest income                                                  82               43               90
   Interest (expense)                                           (3,037)          (3,205)          (4,225)
   Other income                                                    956               52              254
   Other (expense)                                                  (3)            (158)              (8)
   Valuation adjustment for CarDay.com                              --               --           (3,258)
                                                           -----------      -----------      -----------
      Income (loss) before taxes and cumulative effect
          of accounting change                                   2,905            1,247           (3,150)
      Provision (benefit) for income taxes                         527              471           (1,014)
                                                           -----------      -----------      -----------
      Income (loss) before cumulative effect of
          accounting change                                      2,378              776           (2,136)
      Cumulative effect of accounting change                        --          (23,708)              --
                                                           -----------      -----------      -----------
Net income (loss)                                          $     2,378      $   (22,932)     $    (2,136)
                                                           ===========      ===========      ===========

Earnings (loss) per share, basic
     Before cumulative effect of accounting change         $      0.33      $      0.10      $     (0.32)
     Cumulative effect of accounting change                         --            (3.30)              --
                                                           -----------      -----------      -----------
Earnings (loss) per share, basic                           $      0.33      $     (3.20)     $     (0.32)
                                                           ===========      ===========      ===========
Earnings (loss) per share, diluted
     Before cumulative effect of accounting change         $      0.33      $      0.10      $     (0.32)
     Cumulative effect of accounting change                         --            (3.30)              --
                                                           -----------      -----------      -----------
Earnings (loss) per share, diluted                         $      0.33      $     (3.20)     $     (0.32)
                                                           ===========      ===========      ===========

Weighted average shares outstanding, basic                   7,175,105        7,175,105        6,592,436
Weighted average shares outstanding, diluted                 7,215,492        7,175,105        6,592,436

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     Class A                 Class B
                                  Common Stock             Common Stock           Additional                     Total
                             ---------------------     ----------------------       Paid-in    (Accumulated  Stockholders'
                              Shares       Amount       Shares        Amount        Capital      Deficit)       Equity
                             --------     --------     --------      --------      --------      --------      --------
Balance at
December 31, 2000               2,301     $      2        3,699      $      4      $ 28,786      $   (149)     $ 28,643
Conversion of Class B
Common to Class A
Common                             86           --          (86)           --            --            --            --
Shares issued for
Newburgh purchase                 200           --           --            --            --            --            --
Capital infusion from
accredited investors              975            1           --            --           808            --           809
Warrants                           --           --           --            --           166            --           166
Subscription                       --           --           --            --           (30)           --           (30)
receivable
Net loss                           --           --           --            --            --        (2,136)       (2,136)
                             --------     --------     --------      --------      --------      --------      --------

Balance at
December 31, 2001               3,562     $      3        3,613      $      4      $ 29,730      $ (2,285)     $ 27,452
Conversion of Class B
Common to Class A
Common                              2           --           (2)           --            --            --            --
Paid subscription
receivable                         --           --           --            --            30            --            30
Net loss                           --           --           --            --            --       (22,932)      (22,932)
                             --------     --------     --------      --------      --------      --------      --------

Balance at
December 31, 2002               3,564     $      3        3,611      $      4      $ 29,760      $(25,217)     $  4,550

Conversion of Class B
Common to Class A
Common                             92            1          (92)           (1)           --            --            --
Net income                         --           --           --            --            --         2,378         2,378
                             --------     --------     --------      --------      --------      --------      --------

Balance at
December 31, 2003               3,656     $      4        3,519      $      3      $ 29,760      $(22,839)     $  6,928
                             ========     ========     ========      ========      ========      ========      ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                For the Years Ended December 31,
                                                              ------------------------------------
                                                                2003          2002          2001
                                                              --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  2,378      $(22,932)     $ (2,136)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities -
   Cumulative effect of accounting change                           --        23,708            --
   Depreciation and amortization                                 1,328         1,330         1,739
   Impairment of assets                                             --           150            --
   Gain on sale of business unit and fixed assets                 (939)           --          (254)
   Loss on write-down of CarDay, Inc.                               --            --         3,258
   Deferred income taxes                                           167           309        (1,124)
   Changes in assets and liabilities:
     Accounts receivable, net                                   (1,127)          768           499
     Inventories, net                                            2,335        (5,330)        8,226
     Prepaid expenses and other current assets                    (133)          134           (59)
     Other assets                                                   43           172             7
     Floor plan notes payable                                     (519)        6,059        (7,458)
     Accounts payable and accrued expenses                         733        (1,038)          898
     Deferred revenue                                               21           112           (38)
     Other long term liabilities and deferred revenue              (14)          (56)         (280)
                                                              --------      --------      --------
   Net cash provided by operating activities                     4,273         3,386         3,278
                                                              --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                        (810)       (2,439)         (369)
   Proceeds from sales of property and equipment                     6            --            14
   Net proceeds from sale of business unit                         936            --           705
                                                              --------      --------      --------
   Net cash provided by (used in) investing activities             132        (2,439)          350
                                                              --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                               74            61           125
   Principal payments of long-term debt and capital lease
        obligations                                             (2,464)       (1,860)         (838)
   Issuance of common stock and warrants                            --            30           945
                                                              --------      --------      --------
   Net cash provided by (used in) financing activities          (2,390)       (1,769)          232
                                                              --------      --------      --------

Net increase (decrease) in cash and cash equivalents             2,015          (822)        3,860
CASH AND CASH EQUIVALENTS, beginning of period                   3,624         4,446           586
                                                              --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period                      $  5,639      $  3,624      $  4,446
                                                              ========      ========      ========

 Cash paid for - Interest                                     $  3,087      $  3,331      $  3,988
                                                              ========      ========      ========
 Cash paid for - Taxes                                        $    366      $    264      $    146
                                                              ========      ========      ========
 Purchases financed by capital lease obligations              $  1,239      $  1,386      $     --
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

      Each Manufacturers franchise agreement contains provisions which may limit, without the consent of the applicable manufacturer, changes in dealership management and ownership, place certain restrictions on the dealership (such as minimum working capital requirements) and provide for termination of the franchise agreement by the manufacturer in certain instances. See Note 14 for additional disclosure.

      Revenue Recognition

      Revenues for vehicle and parts sales are recognized upon delivery to or acceptance by the customer. Revenues for vehicle service are recognized when the service has been completed. Sales discounts and service coupons are accounted for as a reduction to the sales price at the point of sale. Manufacturer incentives and rebates are not recognized until earned in accordance with respective manufacturers incentive programs. See Note 12 for effect of EITF 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor".

      Hometown adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the third quarter of fiscal 2003. The impact of adopting EITF 00-21 was not material to Hometown's results of operations.

      Finance, Insurance and Service Contract Income Recognition

      Hometown arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers and the predetermined financing rates set by the financing institution. In addition, Hometown receives commissions from the sale of credit life and disability insurance and extended service contracts to customers. The revenues from financing fees and commissions are generally recorded at the time of the sale of the vehicles. These revenues are recorded on a net basis. Connecticut dealerships operate under state laws which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. At December 31, 2003 and 2002 Hometown had $1,225,000 and $1,237,000 of related deferred revenue, respectively. At December 31, 2003 and 2002, Hometown also had other deferred revenue of $112,000 and $94,000, respectively.

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

      Contracts-in-Transit

      Contracts-in-transit, included in Accounts Receivable net, represent receivables from finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by Hometown.

      Inventories

      New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts, accessories and other are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.7 million and $0.6 million at December 31, 2003 and 2002, respectively.

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

      Company Warranties

      Hometown's new vehicle sales and certain used vehicle sales have manufacturer warranties. Hometown also provides limited warranties on certain used vehicles sold at retail. Hometown also sells parts and service. Manufacturer parts and service are covered by limited warranties. It is Hometown's policy to provide reserves for warranty costs based on available historical information. Certain Hometown dealerships also provide a three or five year 100,000 mile-limited warranty on certain vehicles. The cost of this warranty is included in the cost of sale of the vehicle.

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

      Income Taxes

      Hometown accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 11.

      Interest Expense

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance is recorded as a reduction of cost of sales when the vehicle is sold. See Note 6.

      Fair Value of Financial Instruments

      Hometown's financial instruments consist primarily of cash and cash equivalents, floor plan notes payable and long-term debt. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The carrying amounts of floor plan notes payable approximate fair value due to their variable interest rates. The fair market value of long-term debt approximated the carrying value at December 31, 2003. The fair value of long-term debt is estimated based on the current rates offered for similar debt instruments with the same remaining maturities.

      Advertising and Promotion

      Hometown expenses advertising and promotion as incurred. Automobile Manufacturers periodically provide advertising assistance, or subsidies. In accordance with EITF Issue No. 02-16, this is recorded as a reduction of the dealer's advertising expense if directly related to the performance of advertising in accordance with manufacturer guidelines or as a reduction of cost of sales upon sale of the vehicle. See Note 12.

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

      Stock-based Compensation

      At December 31, 2003, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan") which is described more fully in Note 16. As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                  YEAR ENDED DECEMBER 31,
                                                             2003          2002          2001
                                                           --------      --------      --------
      Net income (loss), as reported                       $  2,378      $(22,932)     $ (2,136)
      Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects (1)
                                                                (35)          (28)          (73)
                                                           --------      --------      --------
      Pro forma net income (loss)                          $  2,343      $(22,960)     $ (2,209)
                                                           ========      ========      ========
      Earnings (loss) per share:
      Basic, as reported                                   $   0.33      $  (3.20)     $  (0.32)
      Basic, pro forma                                     $   0.33      $  (3.20)     $  (0.34)

      Diluted, as reported                                 $   0.33      $  (3.20)     $  (0.32)
      Diluted, pro forma                                   $   0.32      $  (3.20)     $  (0.34)

      (1) All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

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

      Reclassification

      Certain prior year amounts have been reclassified to conform to the 2003 presentation.

      Segments

      Hometown's management considers its business to be a single segment-Automotive Retailing. Hometown's sales and services are through similar distribution channels, and Hometown's customers are similar for all sources of revenues. Management evaluates its operating results by dealerships, which are all located in the Northeastern United States.

      New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than Hometown's first quarter of fiscal 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPE's") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than Hometown's first quarter of fiscal 2004. Non-SPE's created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than Hometown's first quarter of fiscal 2004. Hometown has not entered into any material arrangements with VIE's created after January 31, 2003. Hometown is currently evaluating the effect that the adoption of FIN 46 for VIE's created prior to February 1, 2003 will have on its results of operations and financial condition.

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

      In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements with fiscal years ending after December 15, 2002. As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. See Note 2, Stock-based Compensation above and Note 16 for additional disclosure.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material impact on Hometown's financial statements.

      In July 2002, the FASB issued SFAS 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of SFAS 146 did not have a material impact on Hometown's financial statements.

      In November 2002, the EITF reached a final consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF Issue No. 02-16"). This issue addressed the income statement classification of cash consideration received from a vendor and the recognition criteria for performance-driven vendor rebates or refunds. This consensus, which was effective for all arrangements entered into after December 31, 2002, resulted in certain co-op advertising recoveries, which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of Cost of sales, buying and occupancy. We adopted EITF Issue No. 02-16 on January 1, 2003. See Note 12.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted SFAS No. 149 effective July 1, 2003. There was no impact to the Company upon the adoption of SFAS No. 149.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. We adopted SFAS No. 150 effective July 1, 2003. We did not have any financial instruments that were classified as equity prior to the adoption of SFAS No. 150 that were required to be reclassified to liabilities.

      In May 2003, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF Issue No. 00-21"). This new accounting rule addressed revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes. This statement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue No. 00-21 did not have a material impact on Hometown's financial position or results of operations.

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

      Accounts receivable, net consist of the following:

                                                     12/31/03           12/31/02
                                                      ------             ------
                                                         (in thousands)
      Due from manufacturers                          $1,741             $1,279
      Due from finance companies                       3,090              2,758
      Parts and service receivables                      738                618
      Other                                              489                228
                                                      ------             ------
         Total receivables, net                       $6,058             $4,883
                                                      ======             ======

      The allowance for doubtful accounts was $0.3 million and $0.2 million as of December 31, 2003 and 2002, respectively. In assessing the allowance for doubtful accounts, Hometown considers historical losses as well as current performance with respect to past due accounts.

      Inventories, net consist of the following:

                                                    12/31/03            12/31/02
                                                    -------             -------
                                                        (in thousands)
      New Vehicles                                  $28,420             $29,236
      Used Vehicles                                   7,255               7,264
      Parts, accessories and other                    2,099               2,669
                                                    -------             -------
         Total Inventories                          $37,774             $39,169
                                                    =======             =======

      New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.7 million and $0.6 million at December 31, 2003 and 2002, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Assets Held For Sale

      Included in Prepaid Expenses and Other Current Assets as of December 31, 2003 and 2002 is land held for sale of $300,000. This is net of an impairment charge of $150,000 that was recorded at December 31, 2002 to write-down the asset to fair value. The impairment charge is included in Other Expense in Hometown's Consolidated Statements of Operations for the year ended December 31, 2002. See Note 17. The land held for sale is not being used in Hometown's business. Prior to December 31, 2003, Hometown decided to sell the property and has been actively marketing the property. Hometown had entered into an agreement to sell the property at its carrying value. In February 2004, state environmental regulations were passed concerning development of properties located near certain streams or its tributaries. The contract purchaser of the property has cancelled the sale due to these new regulations. Hometown is currently evaluating the impact of the new regulations on the potential development of the property and the sale agreement.

OTHER ASSETS

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

      As a result of CarDay, Inc. ceasing operations on October 18, 2001, Hometown deemed the investment to be permanently and totally impaired. The entire investment in CarDay, Inc. of $3,258,000 less an associated deferred tax liability of $1,175,000 was charged against income in the quarter ended September 30, 2001. The charge had the effect of reducing net income for the 2001 year by $2,083,000 and reducing Earnings per share, fully diluted, for the year by $0.32. Excluding the charge, the net loss for 2001 was $(53,000) or less than $(0.01) per share fully diluted. The charge did not affect cash, cash flow from operations, or liquidity and capital resources.

      Accounts payable and accrued expenses consist of the following:

                                                        12/31/03        12/31/02
                                                         ------           ------
                                                            (in thousands)
      Accounts payable, trade                            $2,030           $1,785
      Accrued compensation costs                            717              696
      Sales and use tax                                     768              524
      Customer payoffs                                      259              265
      Reserve for finance, insurance and service
        contract chargebacks                                510              293
      Reserve for policy work expenses                      175              172
      Accrued legal and professional fees                   434              270
      Accrued interest                                      238              288
      Other accrued expenses                                667              779
                                                         ------           ------
      Total                                              $5,798           $5,072
                                                         ======           ======

      Other long-term liabilities and deferred revenue

      Hometown receives commissions from the sale of insurance products and extended service contracts to customers. These revenues are recorded on a net basis. Connecticut dealerships operate under state laws which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount over a five-year period. At December 31, 2003 Hometown had $1,337,000 of deferred revenue of which $609,000 was current and $728,000 was long-term. Included in this amount is other deferred revenue of $112,000. At December 31, 2002 Hometown had $1,331,000 of deferred revenue of which $588,000 was current and $743,000 was long-term. Included in this amount is other deferred revenue of $94,000.

4. PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                                       Estimated Useful
                                                        Lives in Years   12/31/03      12/31/02
                                                       ----------------  --------      --------
                                                                              (in thousands)
      Land                                                        --     $  4,246      $  4,246
      Land improvements                                    15 to 20            84            84
      Buildings and leasehold improvements                7 to 31.5        10,262         9,859
      Machinery, equipment, furniture and fixtures          3 to 7          3,272         3,091
      Vehicles                                              3 to 5            184           198
      Construction in progress                                                128            --
                                                                         --------      --------
         Sub-total                                                         18,176        17,478
      Less - accumulated depreciation and amortization                     (5,498)       (4,596)
                                                                         --------      --------
         Total                                                           $ 12,678      $ 12,882
                                                                         ========      ========

      Included in buildings and leasehold improvements are capital leases for two dealerships totaling $5,180,000 for the years ended December 31, 2003 and 2002 which are leased from related parties. See Notes 8, 9 and 13. Hometown begins depreciating assets once the asset is placed in service. Depreciation and amortization expense for property and equipment for the years ended December 31, 2003, 2002 and 2001 was $944,000, $943,000 and $909,000 respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

      Effective January 1, 2002, Hometown adopted SFAS 142 "Goodwill and Other Intangible Assets". Upon adoption, Hometown ceased recording goodwill amortization. SFAS 142 requires the completion of a transitional impairment test in the year of adoption, with any impairment identified upon initial implementation treated as a cumulative effect of a change in accounting principle.

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

      A summary of changes in Hometown's goodwill during the year ended December 31, 2002, is as follows:

Reporting Unit           Balance at          Impairments          Balance at
                      December 31, 2001    (in thousands)     December 31, 2002
--------------        -----------------    --------------     -----------------
Total Company            $ 23,708             $ 23,708             $     --
                         ========             ========             ========

      The 2001 full year results do not reflect the provisions of SFAS 142. Had Hometown adopted SFAS 142 on January 1, 2001, historical net income (loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts indicated below.

                                                         For the Years Ended December 31,
                                                    ----------------------------------------
                                                       2003          2002            2001
                                                                (in thousands)
                                                    ----------    ----------      ----------
Reported net income (loss)                          $    2,378    $  (22,932)     $   (2,136)
Add: Goodwill amortization (a)                              --            --             585
Add: Cumulative effect of accounting change (b)             --        23,708              --
                                                    ----------    ----------      ----------
Adjusted net income (loss)                          $    2,378    $      776      $   (1,551)
                                                    ==========    ==========      ==========

Earnings (loss) per share, Basic
     Reported net income (loss)                     $     0.33    $    (3.20)     $    (0.32)
     Goodwill amortization (a)                              --            --            0.08
     Cumulative effect of accounting change (b)             --          3.30              --
                                                    ----------    ----------      ----------
     Adjusted net income (loss)                     $     0.33    $     0.10      $    (0.24)
                                                    ==========    ==========      ==========

Earnings (loss) per share, Diluted
     Reported net income (loss)                     $     0.33    $    (3.20)     $    (0.32)
     Goodwill amortization (a)                              --            --            0.08
     Cumulative effect of accounting change (b)             --          3.30              --
                                                    ----------    ----------      ----------
     Adjusted net income (loss)                     $     0.33    $     0.10      $    (0.24)
                                                    ==========    ==========      ==========

      (a) Goodwill amortization reflects the effect of income tax. The majority of goodwill amortization is non-deductible for tax purposes.

      (b) Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. Hometown is reducing its valuation allowance as goodwill is being amortized for tax purposes.

      As of December 31, 2003 and 2002, the Company's intangible assets consisted of the following:

                                 12/31/03         12/31/02
                                 --------         --------
                                     (in thousands)
Deferred finance charges         $    267         $    267
Accumulated amortization              (98)             (78)
Non-compete agreement                 381              381
Accumulated amortization             (270)            (206)
Franchise fee                          10               --
Accumulated amortization               (1)              --
                                 --------         --------
   Net intangible assets (a)     $    289         $    364
                                 ========         ========

      (a) These assets are included in Other Assets in the consolidated financial statements

      Aggregate Amortization Expense of Intangible Assets for the years ended December 2003, 2002 and 2001 is $85,000, $85,000 and $126,000, respectively.

Estimated Amortization Expense of Intangible Assets, in thousands:

For the year ended 12/31/04          $87
For the year ended 12/31/05          $71
For the year ended 12/31/06          $23
For the year ended 12/31/07          $18
For the year ended 12/31/08          $15


6. FLOOR PLAN NOTES PAYABLE AND INTEREST EXPENSE

                                      12/31/03    12/31/02    12/31/01
                                      -------     -------     -------
                                              (in thousands)
      Floor plan notes payable        $38,003     $38,522     $32,463
                                      =======     =======     =======
      Floor plan interest expense     $ 1,632     $ 1,713     $ 2,548
                                      =======     =======     =======

      Since March 15, 2001, Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount. As of December 31, 2003 Hometown's floor plan liability with FMCC is $38.0 million. The FMCC agreement has no set maturity date and it is the intention of Hometown to continue with this financing on an ongoing basis.

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

      In June 2002, Hometown renewed its floor plan agreement with FMCC and is now subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates and FMCC financing volume. At December 31, 2003, interest rates were approximately 3.75% for new vehicles and 5.75% for used vehicles. At December 31, 2002, interest rates were approximately 4.25 % for new vehicles and 6.0% to 6.5% for used vehicles. The average interest rate was approximately 4.25% for 2003 compared to 5.20% for 2002.

      Prior to March 15, 2001, Hometown had a revolving line of credit with GE Capital Corporation ("GECC"). The GECC agreement provided financing for Hometown's vehicle purchases as well as operating expenses. Interest rates on the GECC floor plan arrangements ranged from 9.2% to 9.9% during 2001, through its close in March 2001. The arrangement included a swing line that handled daily loan activity. The balance of the swing line was swept into the floor plan line once monthly. The interest rates on the swing line ranged from 9.1% to 9.6% during 2001.

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance was $1.6 million, $1.7 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is recorded as a reduction of cost of sales when the vehicle is sold. Of these amounts, $0.3 million, $0.3 million and $0.2 million was recorded as a reduction of inventory at December 31, 2003, 2002 and 2001, respectively.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                 12/31/03     12/31/02
                                                                                  -------     -------
                                                                                    (in thousands)
Real estate  mortgage note  payable,  due in monthly  installments including
interest at 10.0%, maturing May 1, 2014                                           $ 7,872     $ 8,258
Real estate capital lease obligations,  due in monthly installments including
interest at 10.0%, maturing in December 2013. See Note 8                            4,163       4,394
Capital lease  obligations on rental  vehicles,  due in monthly  installments including  interest  ranging  from 3.8% to 5.5%,  maturing  on various  dates
through April 2008                                                                    811       1,153
Notes  payable  on rental  vehicles,  due in monthly  installments including
interest of 6.5%, maturing on December 2005                                            96         158
Note payable to the former owner of one of the  Acquisitions,  due in monthly installments  including  interest  at 10.0%,  paid July, 2003, related to a
non-compete agreement                                                                  --          68
Mortgage  note payable,  due in monthly  installments  including  interest at
10.5%, paid in July 2003, relating to assets held for sale                             --          58
Various due in monthly  installments  including interest ranging from 5.3% to
15.6%, maturing on various dates through October 2008                                 130         134
                                                                                  -------     -------
                                                                                   13,072      14,223
Less: Current portion                                                                 996       1,164
                                                                                  -------     -------
Total Long Term Debt and Capital Lease Obligations    (a)                         $12,076     $13,059
                                                                                  =======     =======

      (a) Hometown is subject to certain financial covenants related to its real estate mortgages.

Maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows:

                                Year ending                  Aggregate
                                December 31,                Obligation
                              ----------------             -------------
                                                           (in thousands)
                                    2004                        $996
                                    2005                       1,053
                                    2006                       1,066
                                    2007                       1,089
                                    2008                       1,045
                                 Thereafter                    7,823

      The real estate capital lease obligations are subject to CPI adjustments effective January 1, 2004 and January 1, 2009, which are not reflected in the amounts above. The CPI adjustments will be reflected as interest expense in Hometown's consolidated statements of operations in future periods. The CPI adjustment effective January 1, 2004 will result in an increase in interest expense of approximately $108,000, $108,000, $108,000, $108,000, $108,000 and
$539,000, for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

8. CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes:

                                                              Asset Balances at December 31,
                                                                    2003        2002
                                                                  -------      -------
                                                                     (in thousands)
Rental and loaner vehicles                                        $   928      $ 1,361
Less:  Accumulated Amortization                                      (117)        (208)
                                                                  -------      -------
     Net rental and loaner vehicles (included in Inventories)     $   811      $ 1,153
                                                                  =======      =======

Buildings                                                         $ 5,180      $ 5,180
Less:  Accumulated Amortization                                    (1,820)      (1,484)
                                                                  -------      -------
     Net Buildings (included in Property & Equipment)             $ 3,360      $ 3,696
                                                                  =======      =======

         The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2003:

                              Year ending                                      Minimum Lease
                              December 31,                                       Payments
                            ----------------                                  --------------
                                                                              (in thousands)
                                  2004                                              $ 1,154
                                  2005                                                1,154
                                  2006                                                1,154
                                  2007                                                1,072
                                  2008                                                  896
                               Thereafter                                             4,319
                                                                                    -------
Total minimum lease payments                                                          9,749
Less:  Amount representing estimated executory costs, included in total
minimum lease payments                                                                (185)
                                                                                    -------
Net minimum lease payments                                                            9,564
Less:  Amount representing interest                                                 (4,590)
                                                                                    -------
Present value of net minimum lease payments *                                       $ 4,974
                                                                                    =======

* Reflected in the balance sheet as current and non-current obligations under capital leases of $467 and $4,507, respectively.

9. RELATED PARTY TRANSACTIONS

      Leases

      Certain officers of Hometown lease to the dealerships the premises under various leases, two of which are classified as capital leases. See Notes 4, 8 and 13. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. As of December 31, 2003 the mortgage debt balance is $4.7 million and the capital lease obligation recorded by Hometown is $4.2 million. Hometown makes annual lease payments of $756,000, increasing to approximately $864,000 effective January 1, 2004, to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

Due from related parties, included in Other Assets, are as follows:

                                                                             12/31/03       12/31/02
                                                                             --------       --------
                                                                                  (in thousands)
Note  receivable  from  a  company  owned  by an  officer  of  Hometown,
non-interest bearing with payment due monthly of $3,000                      $     49       $     85
Other, net                                                                         28             37
                                                                             --------       --------
    Total                                                                    $     77       $    122
                                                                             ========       ========

10. CAPITAL STRUCTURE AND PER SHARE DATA

      Preferred Stock

      Hometown's Certificate of Incorporation provides that its Board of Directors has the authority, without further action by the holders of the outstanding Common Stock, to issue up to two million shares of Preferred Stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. As of December 31, 2003 and 2002, Hometown does not have any Preferred Stock outstanding. The designations, rights and preferences of any Preferred Stock would be set forth in a Certificate of Designation which would be filed with the Secretary of the State of Delaware.

Common Stock - Class A and Class B

      The Class A Common Stock and the Class B Common Stock each have a par value of $.001 per share and are identical in all respects, except voting rights and the convertibility of the Class B Common Stock. Subject to any special voting rights of any series of Preferred Stock that may be issued in the future, the holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Except as otherwise required by law, both Class A Common Stock and Class B Common Stock vote together as one class on all matters to be voted on by stockholders of Hometown, including the election of directors. Class A Common Stock is not convertible. The Class B Common Stock is convertible into Class A Common Stock on a share for share basis, at any time at the election of the holder and is automatically converted into Class A Common Stock upon any transfer to a person who is not then an officer or director of Hometown or of a subsidiary of Hometown. All of the outstanding shares of Class B Common Stock represent approximately 91% of the aggregate voting power of Hometown. Executive officers and directors control approximately 33% of the aggregate voting power of Hometown. Neither class of Common Stock has redemption, preemptive or sinking fund rights. Holders of both classes of Common Stock are entitled to dividends as and when declared by the Board of Directors from funds legally available therefore and, upon liquidation, dissolution or winding up of Hometown, to participate ratably in all assets remaining after payment of all liabilities. All shares of Common Stock issued and outstanding are fully-paid and non-assessable.

      In the fourth quarter of 2002, Hometown's Board of directors authorized a stock buy-back program to acquire up to 350,000 shares of outstanding common stock. The program has since lapsed and no shares were acquired under the program.

      Warrants

      In connection with a Private Equity Financing in July 2001, Hometown issued warrants that entitled the holders to purchase up to 487,498 shares of Class A Common Shares at a purchase price of $1.20 per share, exercisable over a three-year period.

      Per Share Data

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,112,000, 1,378,000 and 1,283,000 shares of common stock were outstanding during 2003, 2002 and 2001, respectively. Basic and diluted weighted average shares for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                            Year Ended December 31,
                                        2003          2002          2001
                                     ---------     ---------     ---------
Basic, Weighted Average Shares
                                     7,175,105     7,175,105     6,592,436
                                     =========     =========     =========

Common Stock Equivalents                40,387            --            --
                                     ---------     ---------     ---------
Diluted, Weighted Average Shares
                                     7,215,492     7,175,105     6,592,436
                                     =========     =========     =========

      The common stock equivalents are options whose exercise price is less than the average market price of the common shares during the period. In 2003, options and warrants to purchase 842,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period. In 2002 and 2001, options and warrants to purchase 1,378,000 and 1,283,000 shares, respectively, of Hometown common stock were excluded from the calculation of diluted (loss) per share due to the effect being anti-dilutive.

      The basic and diluted income per share for the year ended December 31, 2003 is $0.33. The basic and diluted (loss) per share for the year ended December 31, 2002 is $(3.20), which includes basic and diluted income per share before cumulative effect of accounting change of $0.10 and basic and diluted
(loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. The basic and diluted (loss) per share for the year ended December 31, 2001 is $(0.32). See Note 5 to the consolidated financial statements for the effect of recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

11. INCOME TAXES

                                12/31/03     12/31/02    12/31/01
                                -------      -------     -------
                                        (in thousands)
      Federal:
          Current               $    60      $    --     $  (377)
          Deferred                  205          428        (485)
      State:
          Current                   347           19         (20)
          Deferred                  (85)          24        (132)
                                -------      -------     -------
         Total Income Taxes     $   527      $   471     $(1,014)
                                =======      =======     =======

         Actual income tax expense differs from income tax expense computed by applying a U.S. federal statutory corporate tax rate of 34% to income (losses) before income taxes as follows:

                                                     12/31/03     12/31/02    12/31/01
                                                     -------      -------     -------
      Provision at the statutory rate                   34.0%        34.0%      (34.0%)
      Increase (decrease) resulting from:
         State income tax, net of benefit for
            Federal deduction                            6.0%         2.3%       (3.1%)
         Change in valuation allowance (a)             (15.5%)         --          --
         Non-deductible goodwill                          --           --         4.9%
         Adjustment for prior year over accruals        (6.3%)         --          --
         Other                                          (0.1%)        1.5%         --
                                                     -------      -------     -------
      Effective tax rate                                18.1%        37.8%      (32.2%)
                                                     =======      =======     =======

      (a) The change in valuation allowance is primarily due to goodwill that was deducted related with the sale of the Chrysler/Jeep Sales and Service Franchise as well as amortization of goodwill for tax purposes.

      Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                                12/31/03     12/31/02
                                                                -------      -------
                                                                      (in thousands)
      DEFERRED INCOME TAXES AND TAXES RECEIVABLE - SHORT-TERM:
      Current net operating loss carryforward                   $   162      $   478
      Reserves and accruals not deductible until paid               887          459
      Tax on current portion of deferred revenue                    244          205
      Tax prepayments and prior year overpayments                    56          103
                                                                -------      -------
                              Total                             $ 1,349      $ 1,245
                                                                =======      =======

      DEFERRED TAX ASSETS - LONG-TERM (a):
      Tax assets related to goodwill                            $ 2,643      $ 3,169
      Net operating loss carryforward                               999        1,323
      Tax on long term portion of deferred revenue                  291          290
      Deferred tax on capital  leases  treated as operating
      leases for tax purposes                                       321          284
      Other                                                          98           --
      Valuation allowance (b)                                    (3,642)      (4,092)
                              Total                             $   710      $   974
                                                                =======      =======

      DEFERRED TAX LIABILITIES - LONG-TERM:
      Depreciation                                              $  (125)     $   (73)
      Other                                                          --          (45)
                                                                -------      -------
                                        Total                   $  (125)     $  (118)
                                                                =======      =======

      Net deferred tax  assets - short term                     $ 1,293      $ 1,142
      Net deferred tax  assets - long term                        4,227        4,948
      Valuation allowance on long-term assets                    (3,642)      (4,092)
                                                                -------      -------
      Net deferred tax asset                                    $ 1,878      $ 1,998
                                                                =======      =======

      (a) Long-term deferred tax assets are recorded in other assets in the consolidated balance sheets.

      (b) Hometown has provided a full valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and a partial valuation allowance on its net operating losses because the realization of these assets are not assured. The deferred tax asset related to goodwill was recorded in connection with the adoption of SFAS 142 in 2002, discussed in Note 5. Hometown reduced its valuation allowance in 2003 due to income earned in that year and projected income for 2004.

12. ADVERTISING AND PROMOTION

      Hometown expenses advertising and promotion as incurred. Advertising and promotion expenses included in Selling, General and Administrative Expenses, net certain of manufacturers' rebates and assistance, were approximately $ 3.5 million, $2.9 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Manufacturers advertising rebates and assistance recorded as a reduction of advertising expense was approximately $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Certain manufacturers will charge Hometown for national and regional advertising in the invoice price of the vehicle. These charges are included in the cost of vehicles sold by Hometown. The expense is recognized in cost of sales upon the sale of the vehicle.

      Certain manufacturers will reimburse the dealerships for a portion of these advertising costs upon providing the manufacturer documentation of advertising performed by the dealership according to the manufacturers advertising and marketing program guidelines. These rebates were $0.7 million in 2003 and were recorded as a reduction of advertising expense. Other manufacturers reimburse dealerships a flat amount of the advertising charged without any advertising required by the dealerships. In 2003, in accordance with EITF Issue No. 02-16, these amounts are reflected as a reduction of the inventory amount and as a reduction of cost of sales upon sale of the vehicle. Approximately $0.3 million has been reflected as a reduction of cost of sales in 2003. In prior years these amounts were reflected as a reduction of advertising expense. In November 2002, the EITF reached a final consensus on EITF Issue No. 02-16, resulting in certain co-op advertising recoveries, which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of cost of sales, buying and occupancy.

13. OPERATING LEASES

      Hometown has executed leases for the premises occupied by its dealerships. Certain of the leases are with related parties. Hometown also has operating leases relating to its data processing equipment. The minimum rental commitments required under these operating leases after December 31, 2003 are as follows:

Year ending December 31,      Total Obligation       Related Parties      Other
------------------------    ------------------      ----------------     ---------
                                                   (in thousands)
2004                                   $ 2,037                $1,041         $ 996
2005                                     1,841                 1,041           800
2006                                     1,589                 1,041           548
2007                                     1,527                 1,041           486
2008                                     1,414                 1,041           373
Thereafter                               5,205                 5,205             -
                                      --------              --------       -------
Total (1)                             $ 13,613              $ 10,410       $ 3,203
                                      ========              ========       =======

      (1) Minimum rental commitments have not been reduced by minimum sub-lease rentals of $180,000 per year, expiring June 30, 2005. The sub-tenant stopped paying this rent June 30, 2002. See Note 15. Minimum rental commitments have not been reduced by minimum sub-lease rentals for a second location of $20,000 per year, expiring November 2005.

      Total expense for operating leases and rental agreements was $1,851,000, $1,938,000 and $2,085,000 for the years ending December 31, 2003, 2002 and 2001, respectively. Rental expense for the years ending December 31, 2003, 2002 and 2001, does not include sub-lease income received of $3,000, $93,000 and $120,000, respectively.

      Total expense for operating leases and rental agreements with related parties was $912,000, $912,000 and $912,000 for the years ending December 31, 2003, 2002 and 2001, respectively.

14. COMMITMENTS AND CONTINGENCIES

      Litigation

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey to Crestmont MM, L.P. (the "Assignee"). On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and cross-claim and intends to vigorously defend this action. In addition, the landlord has leased the premises to another tenant for the period from January 29, 2003 through January 29, 2005 for a total of $240,000, thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. The landlord has also amended its complaint to state a claim directly against the assignee. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

      On or about February 7, 2001, Salvatore A. Vergopia and Edward A. Vergopia, former directors and executive officers of Hometown, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias") filed a complaint in the Superior Court of New Jersey in Bergen County, against Hometown, its officers and directors, certain holders of its Class B common stock, and certain other unnamed persons, alleging breach of two employment agreements, wrongful termination of employment, breach of a stockholders' agreement and certain other wrongful conduct, including age discrimination and breach of fiduciary duty. The Vergopias are seeking back pay, front pay, compensatory, consequential and punitive damages, for an unspecified amount as well as, reinstatement, injunctive and other legal and equitable relief. Salvatore A. Vergopia and Edward A. Vergopia have also commenced a second action for defamation against Hometown and its Chief Executive Officer, which has been consolidated with the action initially filed.

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

      Litigation counsel for Hometown has also been advised that the Vergopias have filed a third action against Hometown and its Chief Executive Officer claiming defamation and tortious interference with contract arising out of a letter allegedly sent to one of Hometown's automobile manufacturers. As of March 11, 2004 neither Hometown nor its Chief Executive Officer have received service of process in this third action. However, Hometown presently believes it involves damage claims that are similar to those already made in the two pending actions in the Superior Court of New Jersey in Bergen County.

      We believe that the Vergopias commenced these actions in response to our dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with us. We believe we have meritorious defenses and are vigorously defending this action. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      In July 2002, Hometown received notice of a complaint filed by the Trust Company of New Jersey ("Trust Company") for payment under certain guaranty agreements allegedly made by Hometown's wholly-owned subsidiary Westwood Lincoln Mercury Sales, Inc. ("Westwood") in favor of Trust Company in connection with a sale of vehicles in 1998. Trust Company was seeking approximately $390,000 plus other costs totaling approximately $70,000. On January 27, 2004, without admissions of liability by any party, Hometown and Trust Company reached a settlement agreement whereby Hometown will pay Trust Company $162,500 in installments, payable through January 2007. This liability is included in Accounts Payable and Accrued Expenses in Hometown's Consolidated Balance Sheet at December 31, 2003.

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

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers as follows:

      (i) Portfolio of 7 customer's limousine vehicle loans granted by Ford Motor Credit Co. As of December 31, 2003, Hometown fully and partially guaranteed limousine vehicle loans aggregating approximately $26,000.

      (ii) Portfolio of 4 vehicle loans, granted by a financial institution, to various customers of the dealership with below average credit. As of December 31, 2003, Hometown fully guaranteed vehicle loans associated with these customers aggregating approximately $7,000.

      The guarantees in (i) and (ii) above are related to loans whereby Hometown is required to pay the remaining loan balance upon default by the customer. As of December 31, 2003, Hometown has reserved $11,000 against a total maximum payout of $33,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing the condition of the vehicles.

      There are also 6 loans whose liens were not properly perfected totaling approximately $71,000 as of December 31, 2003. Hometown will be required to pay the remaining loan balance should the customers default on their payments. Hometown is working to perfect these liens and has taken steps to prevent this from occurring in the future. Hometown has reserved $13,000 for these loans. The reserve amount represents loans that are currently delinquent. Hometown would expect to realize proceeds from the sale of these vehicles upon repossession of such vehicle. The amount, if any, is undetermined due to not knowing the condition of the vehicle.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of December 31, 2003 the mortgage debt balance is $4.7 million. Hometown makes annual lease payments of $756,000 to the landlord, increasing to approximately $864,000 effective January 1, 2004. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.2 million at December 31, 2003. See Notes 7 and 8 to the consolidated financial statements.

      Warranties

      Hometown's new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty; whereby the part and certain labor costs are covered under the limited manufacturer warranty. Also, certain Hometown dealerships provide a three or five year 100,000-mile limited warranty on new and/or used vehicles. The cost of this warranty is charged to the cost of sale of the vehicle. The warranty covers certain parts and service for three or five years or until the vehicle reaches an odometer reading of 100,000 miles, whichever comes sooner. The warranty is insured, making the cost of the warranty fixed for Hometown. The insurance company pays costs associated with the warranty work to Hometown. An insurance company that is wholly owned by Ford Motor Company reinsures the insurance policy. If the insurance company were to fail, Hometown would be responsible for the costs of the service. Hometown has not recorded any additional reserve for this warranty program.

Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At December 31, 2003 and 2002, Hometown has a reserve of $175,000 and $172,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                     Balance At           Additions To
                                    Beginning of           Costs and                           Balance At
    Reserve for Policy Work             Year                Expenses          Deductions      End of Year
 ------------------------------  ------------------     ----------------     -------------   --------------
      Year Ended 12/31/03             $172,000              $785,000           $(782,000)       $175,000
      Year Ended 12/31/02             $226,000              $800,000           $(854,000)       $172,000
      Year Ended 12/31/01             $158,000              $947,000           $(879,000)       $226,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships discussed in "Finance, Insurance and Service Contract Income Recognition" above.

      Franchise Agreements

      On March 8, 2004, Toyota Motor Sales, U.S.A., Inc. notified Hometown that the current Toyota Dealer Agreement was extended through June 18, 2004. Hometown is currently reviewing the proposed new Toyota Dealer Agreement and anticipates executing that agreement prior to the expiration of the current agreement. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of affiliated companies and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Item 3. - Legal Proceedings, Item 7. - Managements Discussion and Analysis - Litigation and in Note 14 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep Sales and Service Franchise (Note 17 to the consolidated financial statements) and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2003 had combined revenues of $105.1 million and pre-tax income before allocation of corporate costs of $2.3 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A prior to the expiration of the current dealer agreement.

15. EMPLOYEE BENEFIT PLANS

      Hometown maintains the Hometown Auto Retailers, Inc. 401(k) Plan (the "Plan") for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitation. Hometown may make annual matching contributions to the Plan at its discretion. Hometown made contributions of $24,000, $0 and $0 for the years ended December 31, 2003, 2002 and 2001.

16. STOCK OPTION PLAN

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

      The following tables summarizes information about stock option activity and amounts:

                                                                                       Weighted
                                              Number of        Weighted Average      Average Fair
                                               Shares          Price per Share           Value
                                           ---------------  ---------------------   ---------------
Balance at December 31, 2000                   302,000              $ 7.24
Options Granted                                368,000                1.69              $ 0.33
Canceled                                       (54,250)               4.42
                                              --------              ------
Balance at December 31, 2001                   615,750              $ 4.17
Options Granted                                120,000                 .51              $ 0.33
Canceled                                       (25,000)               2.97
                                              --------              ------
Balance at December 31, 2002                   710,750              $ 3.60
Options Granted                                100,000                0.38              $ 0.27
Canceled                                      (186,250)               7.47
                                              --------              ------
Balance at December 31, 2003                   624,500              $ 1.93
                                              ========              ======
Exercisable at December 31, 2001               283,668              $ 7.18
                                              ========              ======
Exercisable at December 31, 2002               414,914              $ 5.26
                                              ========              ======
Exercisable at December 31, 2003               413,000              $ 2.45
                                              ========              ======

                   Number of
  Range of          Options         Weighted      Weighted Average       Options
  Exercise      Outstanding at      Average        Exercise Price      Exercisable      Weighted Avg.
   Prices          12/31/03      Remaining Life      Per Share         at 12/31/03      Exercise Price
 -----------   ----------------   ------------  --------------------- ---------------  ----------------
$0.34      to
$0.65               220,000           4.98             $ 0.45             100,001           $ 0.50
$0.68      to
$1.50               202,250           3.66             $ 1.10            148,166            $ 1.11
$2.25      to
$3.00               142,250           2.13             $ 2.41            104,833            $ 2.46
$9.00                60,000           0.25             $ 9.00             60,000            $ 9.00
                    -------           ----             ------            -------            ------
                    624,500           3.45             $ 1.93            413,000            $ 2.45
                    =======           ====             ======            =======            ======

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

      In 2003, the dividend yield was assumed to be 0%, the risk-free interest rate ranged from 3.0% to 3.2%, the expected option life was 5 to 10 years and the expected volatility was 75%. In 2002, the dividend yield was assumed to be 0%, the risk-free interest rate ranged from 3.4% to

4.4%, the expected option life was 5 years and the expected volatility was 75%. In 2001, the dividend yield was assumed to be 0%, the risk-free interest rate ranged from 4.0% to 4.98%, the expected option life was 5 years and the expected volatility was 75%.

      See Note 2 for impact of accounting for stock options using the fair value method of accounting according to SFAS 123.

17. OTHER INCOME / OTHER EXPENSE - SALE OF CHRYSLER/JEEP SALES AND SERVICE FRANCHISE

      The significant components of Other Income and Other Expense are:

                                                12/31/03  12/31/02    12/31/01
                                                -------    -------    -------
                                                       (in thousands)
OTHER INCOME:
Gain on sale of Sales and Service Franchise     $   936    $    --    $    --
Gain on sale of Morristown Franchise                 --         --        254
Insurance claim proceeds                              8         40         --
Other                                                12         12         --
                                                -------    -------    -------
Total Other Income                              $   956    $    52    $   254
                                                =======    =======    =======
OTHER EXPENSE:
Impairment of Assets                            $    --    $  (150)   $    --
Miscellaneous                                        (3)        (8)        (8)
                                                -------    -------    -------
Total Other Expense                             $    (3)   $  (158)   $    (8)
                                                =======    =======    =======

      On June 3, 2003 Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury, CT store for $950,000 in cash. The transaction resulted in Hometown recording a $936,000 gain on the sale and is included in Other Income in Hometown's Consolidated Statement of Operations for the year ended December 31, 2003. Hometown will continue to use the property for the sale of used cars. The lease for the property expires in 2013. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 5.

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

                            QUARTERLY FINANCIAL DATA
                 For the years ended December 31, 2003 and 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                      2003


                                        1ST QTR.        2ND QTR.       3RD QTR.     4TH QTR.       TOTAL YEAR
Net Sales                              $  60,320       $  78,103      $  78,180      $  63,174      $ 279,777
Gross profit                               8,960          10,699         10,835          9,253         39,747
Income (loss) before taxes                  (187)          1,816          1,053            223          2,905
                                       ---------       ---------      ---------      ---------      ---------
Net income (loss)                      $    (121)      $   1,083      $     832      $     584      $   2,378
                                       ---------       ---------      ---------      ---------      ---------

Per share information:
Earnings (loss) per share, basic       $   (0.02)      $    0.15      $    0.12      $    0.08      $    0.33
Earnings (loss) per share, diluted     $   (0.02)      $    0.15      $    0.12      $    0.08      $    0.33

Weighted average shares, basic           7,175.1         7,175.1        7,175.1        7,175.1        7,175.1
Weighted average shares, diluted         7,175.1         7,175.1        7,212.1        7,299.7        7,215.5

                                      2002

                                               1ST QTR.        2ND QTR.       3RD QTR.      4TH QTR.        TOTAL YEAR
                                             (Restated)*
Net Sales                                     $  65,093       $  73,002      $  74,348      $  57,296       $ 269,739
Gross profit                                      9,607          10,101         10,462          8,497          38,667
Income (loss) before taxes and
   cumulative effect of accounting change           405             509            879           (546)          1,247
                                              ---------       ---------      ---------      ---------       ---------
Income (loss) before cumulative effect
   of accounting change                             235             309            558           (326)            776
                                              ---------       ---------      ---------      ---------       ---------
Cumulative effect of accounting change          (23,708)             --             --             --         (23,708)
                                              ---------       ---------      ---------      ---------       ---------
Net income (loss)                             $ (23,473)      $     309      $     558      $    (326)      $ (22,932)
                                              ---------       ---------      ---------      ---------       ---------

Per share information:
Earnings (loss) per share, basic
   Before cumulative effect of accounting
        change                                $    0.03       $    0.04      $    0.07      $   (0.05)      $    0.10
  Cumulative effect of accounting change          (3.30)             --             --             --           (3.30)
                                              ---------       ---------      ---------      ---------       ---------
Earnings (loss) per share, basic              $   (3.27)      $    0.04      $    0.07      $   (0.05)      $   (3.20)
                                              ---------       ---------      ---------      ---------       ---------

Earnings (loss) per share, diluted
   Before cumulative effect of accounting
        change                                $    0.03       $    0.04      $    0.07      $   (0.05)      $    0.10
  Cumulative effect of accounting change          (3.30)             --             --             --           (3.30)
                                              ---------       ---------      ---------      ---------       ---------
Earnings (loss) per share, diluted            $   (3.27)      $    0.04      $    0.07      $   (0.05)      $   (3.20)
                                              ---------       ---------      ---------      ---------       ---------

Weighted average shares, basic                  7,175.1         7,175.1        7,175.1        7,175.1         7,175.1
Weighted average shares, diluted                7,175.1         7,175.1        7,175.1        7,175.1         7,175.1

*- Restated to reflect the adoption of SFAS 142.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Shareholders and Directors of Hometown Auto Retailers, Inc.

      The audits referred to in our report dated March 11, 2004 relating to the consolidated financial statements of Hometown Auto Retailers, Inc., which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

      In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


New York, New York                                          /s/ BDO Seidman, LLP
March 11, 2004                                                  BDO Seidman, LLP

      THIS IS A COPY OF THE AUDIT REPORT ON SCHEDULE PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH HOMETOWN AUTO RETAILERS, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K, AS ARTHUR ANDERSEN LLP CEASED PROVIDING AUDIT SERVICES AS OF AUGUST 31, 2002. THE CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000 AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 REFERRED TO IN THIS REPORT HAVE NOT BEEN INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

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


Stamford, Connecticut                                        ARTHUR ANDERSEN LLP
May 23, 2002

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2003, 2002 and 2001

                                                  Additions
                                     Balance at   charged to     Deductions,     Other       Balance at
                                      Beginning   Costs and        net of     Adjustments        End
Account Description                    of Year     Expenses      Write-offs       (1)           of Year
                                     ----------   ----------     ----------     --------     ----------
Reserve for finance contract
charge-backs
    Year ended December 31, 2003     $  162,000   $  277,000     $ (249,000)    $       --   $  190,000
                                     ==========   ==========     ==========     ==========   ==========
    Year ended December 31, 2002     $  113,000   $  367,000     $ (318,000)    $       --   $  162,000
                                     ==========   ==========     ==========     ==========   ==========
    Year ended December 31, 2001     $   96,000   $  277,000     $ (260,000)    $       --   $  113,000
                                     ==========   ==========     ==========     ==========   ==========

Reserve for insurance contract
charge-backs
    Year ended December 31, 2003     $   35,000   $   14,000     $  (14,000)    $       --   $   35,000
                                     ==========   ==========     ==========     ==========   ==========
    Year ended December 31, 2002     $   23,000   $   37,000     $  (25,000)    $       --   $   35,000
                                     ==========   ==========     ==========     ==========   ==========
    Year ended December 31, 2001     $    3,000   $   39,000     $  (19,000)    $       --   $   23,000
                                     ==========   ==========     ==========     ==========   ==========

Reserve for service contract
charge-backs
    Year ended December 31, 2003     $   96,000   $  369,000     $ (180,000)    $       --   $  285,000
                                     ==========   ==========     ==========     ==========   ==========
    Year ended December 31, 2002     $  134,000   $   47,000     $  (85,000)    $       --   $   96,000
                                     ==========   ==========     ==========     ==========   ==========
    Year ended December 31, 2001     $   43,000   $  203,000     $ (112,000)    $       --   $  134,000
                                     ==========   ==========     ==========     ==========   ==========

                                   SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS - CONTINUED
              For the years ended December 31, 2003, 2002 and 2001

                                                     Additions
                                      Balance at     charged to     Deductions,        Other       Balance at
                                       Beginning     Costs and         net of       Adjustments       End
Account Description                     of Year       Expenses       Write-offs        (1)          of Year
                                      ----------     ----------      ----------      --------      ----------
Reserve for guarantees on finance
    Contracts
    Year ended December 31, 2003      $   78,000     $  (21,000)     $  (33,000)     $       --    $   24,000
                                      ==========     ==========      ==========      ==========    ==========
    Year ended December 31, 2002      $  377,000     $  (99,000)     $ (200,000)     $       --    $   78,000
                                      ==========     ==========      ==========      ==========    ==========
    Year ended December 31, 2001      $1,205,000     $  312,000      $ (789,000)     $ (351,000)   $  377,000
                                      ==========     ==========      ==========      ==========    ==========

Reserve for policy work expenses
    Year ended December 31, 2003      $  172,000     $  785,000      $ (782,000)     $       --    $  175,000
                                      ==========     ==========      ==========      ==========    ==========
    Year ended December 31, 2002      $  226,000     $  800,000      $ (854,000)     $       --    $  172,000
                                      ==========     ==========      ==========      ==========    ==========
    Year ended December 31, 2001      $  158,000     $  947,000      $ (879,000)     $       --    $  226,000
                                      ==========     ==========      ==========      ==========    ==========

Allowance for doubtful accounts
    Year ended December 31, 2003      $  207,000     $  122,000      $  (29,000)     $       --    $  300,000
                                      ==========     ==========      ==========      ==========    ==========
    Year ended December 31, 2002      $  250,000     $   76,000      $ (119,000)     $       --    $  207,000
                                      ==========     ==========      ==========      ==========    ==========
    Year ended December 31, 2001      $  904,000     $  109,000      $ (763,000)     $       --    $  250,000
                                      ==========     ==========      ==========      ==========    ==========

      (1) The adjustment of $351,000 to the Reserve for guarantees on finance contracts for the year ended December 31, 2001 represents a transfer to accounts payable for a portion of the liability that became fixed.