Form 10-Q
period 2004-03-31
HOMETOWN AUTO RETAILERS INC
filed 2004-05-13
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004


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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       Title                               Outstanding
      ------------------------------------------------     -----------
      Common Stock, Class A, par value $.001 per share      3,655,853
      Common Stock, Class B, par value $.001 per share      3,519,252

                                     INDEX

                                                                            Page
PART I.     FINANCIAL INFORMATION
ITEM 1.     Consolidated Balance Sheets at March 31, 2004 (Unaudited)
              and December 31, 2003 (Audited)                                 3
            Unaudited Consolidated Statements of Operations for the
              three months ended March 31, 2004 and 2003                      4
            Unaudited Consolidated Statements of Stockholders' Equity
              for the three months ended March 31, 2004 and 2003              5
            Unaudited Consolidated Statements of Cash Flows for the
              three months ended March 31, 2004 and 2003                      6
            Notes to Unaudited Consolidated Financial Statements              7

ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk       20

ITEM 4.     Controls and Procedures                                          20

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                21

ITEM 6.     Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                   22

CERTIFICATIONS                                                               23


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

                         HOMETOWN AUTO RETAILERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         March 31,  December 31,
                                  ASSETS                   2004        2003
                                                       (Unaudited)
                                                         --------    --------
Current Assets:
   Cash and cash equivalents                            $  5,819     $  5,639
   Accounts receivable, net                                6,725        6,058
   Inventories, net                                       44,531       37,774
   Prepaid expenses and other current assets                 634          625
   Deferred and prepaid income taxes                       1,401        1,349
                                                        --------     --------
     Total current assets                                 59,110       51,445

Property and equipment, net                               12,543       12,678
Other assets                                               1,108        1,141
                                                        --------     --------
     Total assets                                       $ 72,761     $ 65,264
                                                        ========     ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                             $ 45,201     $ 38,003
   Accounts payable and accrued expenses                   6,291        5,798
   Current maturities of long-term debt and
     capital lease obligations                             1,004          996
   Deferred revenue                                          467          609
                                                        --------     --------
     Total current liabilities                            52,963       45,406

Long-term debt and capital lease obligations              11,835       12,076
Long-term deferred income taxes                              125          125
Other long-term liabilities and deferred revenue             808          729
                                                        --------     --------
     Total liabilities                                    65,731       58,336

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding               --           --
   Common stock, Class A, $.001 par value,
   12,000,000 shares authorized, 3,655,853 shares
   issued and outstanding                                      4            4
   Common stock, Class B, $.001 par value,
   3,760,000 shares authorized, 3,519,252 shares
   issued and outstanding                                      3            3
   Additional paid-in capital                             29,760       29,760
   Accumulated deficit                                   (22,737)     (22,839)
                                                        --------     --------
     Total stockholders' equity                            7,030        6,928
                                                        --------     --------
     Total liabilities and stockholders' equity         $ 72,761     $ 65,264
                                                        ========     ========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                         HOMETOWN AUTO RETAILERS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        For the Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                         2004             2003
                                                    ------------    ------------
Revenues
   New vehicle sales                                $    41,115     $    35,930
   Used vehicle sales                                    16,910          16,394
   Parts and service sales                                5,959           6,216
   Other, net                                             1,894           1,780
                                                    -----------     -----------
      Total revenues                                     65,878          60,320

Cost of sales
   New vehicle                                           38,355          33,560
   Used vehicle                                          15,244          14,818
   Parts and service                                      2,759           2,922
                                                    -----------     -----------
      Total cost of sales                                56,358          51,300
                                                    -----------     -----------
      Gross profit                                        9,520           9,020

Selling, general and administrative expenses              8,621           8,446
                                                    -----------     -----------
      Income from operations                                899             574

   Interest income                                           44               7
   Interest (expense)                                      (801)           (778)
   Other income                                               2              13
   Other (expense)                                           (4)             (3)
                                                    -----------     -----------
Pre-tax income (loss)                                       140            (187)
      Provision (benefit) for income taxes                   38             (66)
                                                    -----------     -----------
Net income (loss)                                   $       102     $      (121)
                                                    ===========     ===========

Earnings (loss) per share, basic                    $      0.01     $     (0.02)
                                                    ===========     ===========

Earnings (loss) per share, diluted                  $      0.01     $     (0.02)
                                                    ===========     ===========

Weighted average shares outstanding, basic            7,175,105       7,175,105
Weighted average shares outstanding, diluted          7,471,259       7,175,105

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                         HOMETOWN AUTO RETAILERS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                              Class A               Class B                        Retained
                            Common Stock          Common Stock      Additional     Earnings      Total
                        -------------------   --------------------   Paid-in    (Accumulated  Stockholders'
                         Shares     Amount     Shares      Amount    Capital       Deficit)      Equity
                        --------   --------   --------    --------   --------      --------     --------
Balance at
    December 31, 2002      3,564   $      3      3,611    $      4   $ 29,760      $(25,217)    $  4,550
Conversion of Class B
 Common to Class A
 Common                        1         --         (1)         --         --            --           --
Net loss                      --         --         --          --         --          (121)        (121)
                        --------   --------   --------    --------   --------      --------     --------
Balance at
 March 31, 2003            3,565   $      3      3,610    $      4   $ 29,760      $(25,338)    $  4,429
                        ========   ========   ========    ========   ========      ========     ========

Balance at
 December 31, 2003       3,656   $      4      3,519    $      3   $ 29,760      $(22,839)    $  6,928
Net income                    --         --         --          --         --           102          102
                        --------   --------   --------    --------   --------      --------     --------
Balance at
March 31, 2004             3,656   $      4      3,519    $      3   $ 29,760      $(22,737)    $  7,030
                        ========   ========   ========    ========   ========      ========     ========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                         HOMETOWN AUTO RETAILERS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      For the Three Months ended
                                                              March 31,
                                                        --------------------

                                                          2004         2003
                                                        -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $   102      $  (121)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities -
   Depreciation and amortization                            311          349
  (Gain) loss on sale of fixed assets                         4           (3)
   Deferred income taxes                                     --          (43)
   Changes in assets and liabilities:
      Accounts receivable, net                             (667)        (812)
      Inventories, net                                   (6,494)         708
      Prepaid expenses and other current assets              (9)         (75)
      Prepaid taxes                                         (52)         (38)
      Other assets                                           11           16
      Floor plan notes payable                            7,198        2,245
      Accounts payable and accrued expenses                 493          670
      Deferred revenue                                     (142)          (4)
      Other long-term liabilities and deferred revenue       79          (15)
                                                        -------      -------
   Net cash provided by operating activities                834        2,877

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                       (94)        (236)
   Proceeds from sale of property and equipment              --            6
                                                        -------      -------
   Net cash (used in) investing activities                  (94)        (230)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt and
     capital lease obligations                             (560)        (717)
   Proceeds from long-term borrowings                        --           39
                                                        -------      -------
   Net cash (used in) financing activities                 (560)        (678)

Net increase in cash and cash equivalents                   180        1,969
CASH AND CASH EQUIVALENTS, beginning of period            5,639        3,624
                                                        -------      -------
CASH AND CASH EQUIVALENTS, end of period                $ 5,819      $ 5,593
                                                        =======      =======
 Cash paid for - Interest                               $   770      $   777
 Cash paid for - Taxes                                  $    89      $    21
 Purchases financed by capital lease obligations        $   327      $   345

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                         HOMETOWN AUTO RETAILERS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 9 franchised dealerships, 1 stand-alone used car facility and 1 stand-alone service facility, located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 9 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury and Toyota.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and 2003, the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, which are included in Hometown's filing of its annual report on Form 10-K.

      The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

      Stock-based Compensation

      At March 31, 2004, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan"). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                Three Months Ended March 31,
                                                     2004          2003
                                                  -------        -------
                                           (in thousands, except per share data)

Net income (loss), as reported                    $  102         $ (121)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects (1)                        (7)            (6)
                                                  -------        -------
Pro forma net income (loss)                       $   95         $ (127)
                                                  =======        =======
Earnings (loss) per share:
Basic, as reported                                $ 0.01         $(0.02)
Basic, pro forma                                  $ 0.01         $(0.02)

Diluted, as reported                              $ 0.01         $(0.02)
Diluted, pro forma                                $ 0.01         $(0.02)

(1) All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

      New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than Hometown's first quarter of fiscal 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPE's") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than Hometown's first quarter of fiscal 2004. Non-SPE's created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than Hometown's first quarter of fiscal 2004. Hometown has not entered into any material arrangements with VIE's created after January 31, 2003. The adoption of this interpretation did not have any effect on Hometown's financial statements.

3.    EARNINGS PER SHARE

      "Basic  earnings  (loss) per share" is  computed  by  dividing  net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,063,000 and 1,428,000 shares of common stock were outstanding during 2004 and 2003, respectively. Basic and diluted weighted average shares for the three months ended March 31, 2004 and 2003 are as follows:

                                Three Months Ended March 31,
                                   2004           2003
                                 ---------      ---------

  Basic, Weighted Average
  Shares                         7,175,105      7,175,105
                                 =========      =========

  Common Stock Equivalents         296,154              -
                                 ---------      ---------
  Diluted, Weighted
  Average Shares                 7,471,259      7,175,105
                                 =========      =========

      The common stock equivalents are options whose exercise price is less than the average market price of the common shares during the period. In 2004, options and warrants to purchase 163,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period. In 2003, options and warrants to purchase 1,428,000 shares of Hometown common stock were excluded from the calculation of diluted (loss) per share due to the effect being anti-dilutive.

      The basic and diluted income (loss) per share for the three months ended March 31, 2004 and 2003 is $0.01 and $(0.02), respectively.

4.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                     3/31/04  12/31/03
                                    --------  --------
                                       (in thousands)

      New Vehicles                   $34,967   $28,420
      Used Vehicles                    7,555     7,255
      Parts, accessories and other     2,009     2,099
                                    --------  --------
         Total Inventories           $44,531   $37,774
                                    ========  ========

      The lower of cost or market reserves were $0.7 million at March 31, 2004 and December 31, 2003, respectively.

5.    INTANGIBLE ASSETS

      As of March 31, 2004 and December 31, 2003, Hometown's intangible assets consisted of the following:

                                  3/31/04  12/31/03
                                 --------  --------
                                    (in thousands)

      Deferred finance charges   $    267  $    267
      Accumulated amortization       (105)      (98)
      Non-compete agreement           381       381
      Accumulated amortization       (286)     (270)
      Franchise Fee                    10        10
      Accumulated amortization         (1)       (1)
                                 --------  --------
         Net intangible assets   $    266  $    289
                                 ========  ========


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

      Hometown is subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates. The FMCC agreement has no set maturity date and it is the intention of Hometown to continue with this financing on an ongoing basis.

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

      Litigation counsel has been retained by our insurers to represent us in this action. A motion has been granted such that only a single shareholder remains as an individual shareholder defendant. Also, Hometown has filed counterclaims to recover damages associated with the Vergopias breaches of certain agreements, as well as breaches of their fiduciary duties. Discovery is scheduled to close on May 30, 2004.

      Hometown and its chief executive officer have also been served with a third lawsuit brought by Edward and Salvatore Vergopia claiming defamation and tortious interference with contract arising out of a letter allegedly sent to one of Hometown's automobile manufacturers. Litigation counsel has been retained by our insurers to represent us in this action as well. The suit is in its earliest stages and Hometown's counsel has removed the third action from New Jersey state court to Federal court. Hometown presently believes that this third action by the Vergopias involves damage claims that are similar to those already made in the two pending actions in the Superior Court of New Jersey in Bergen County.

      We believe that the Vergopias commenced these actions in response to our dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with us. We believe we have meritorious defenses and are vigorously defending these actions. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      Guarantees

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers. As of March 31, 2004, one of these loans remains unpaid. This is a vehicle loan, granted by a financial institution, to a customer of the dealership with below average credit that has been fully guaranteed by Hometown. The outstanding balance of this loan at March 31, 2004, is approximately $2,000. No reserve is recorded for this loan, as it is not currently delinquent. Should the loan become delinquent, Hometown would expect to realize proceeds from the sale of the vehicle upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing its condition.

      There is also one loan whose lien was not properly perfected totaling less than $1,000 as of March 31, 2004. Hometown will be required to pay the remaining loan balance should the customer default on their payments. Hometown is working to perfect this lien and has taken steps to prevent this from occurring in the future. No reserve is recorded for this loan, as it is not currently delinquent. Should the loan become delinquent, Hometown would expect to realize proceeds from the sale of the vehicle upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing its condition.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of March 31, 2004 the mortgage debt balance is $4.6 million. Hometown makes annual lease payments of approximately $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.1 million at March 31, 2004.

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

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At March 31, 2004 and December 31, 2003, Hometown has a reserve of $198,000 and $175,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                     Balance At  Additions To              Balance At
                                     Beginning    Costs and                  End of
    Reserve for Policy Work           of Year      Expenses   Deductions     Quarter
-----------------------------------  --------     ----------  ----------    --------
Three  Months  Ended March 31, 2004  $175,000      $205,000   $(182,000)    $198,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships.

      Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At March 31, 2004 and December 31, 2003, Hometown had $1,242,000 and $1,225,000 of
related deferred revenue, respectively. During the three months ended March 31, 2004, these dealerships generated approximately $132,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $115,000 of deferred revenue was amortized to Other Revenues, net. At March 31, 2004 and December 31, 2003, Hometown also had other deferred revenue of $31,000 and $112,000, respectively.

      Franchise Agreements

      On March 8, 2004, Toyota Motor Sales, U.S.A., Inc. notified Hometown that the current Toyota Dealer Agreement was extended through June 18, 2004. Hometown is currently reviewing the proposed new Toyota Dealer Agreement and anticipates executing that agreement prior to the expiration of the current agreement. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Note 7, Commitments and Contingencies - Litigation and in Managements Discussion and Analysis - Litigation. Hometown developed and implemented plans to correct the operational deficiencies that
would  bring   Hometown   into   compliance.   Hometown  has  obtained   written
confirmations  from Ford Motor  Credit in  response  to  Toyota's  requests  for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep Sales and Service Franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2003 had combined revenues of $105.1 million and pre-tax income before allocation of corporate costs of $2.3 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A prior to the expiration of the current dealer agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's discussion and analysis of financial condition and results of operations is based on the historical financial statements of Hometown Auto Retailers, Inc. and contains forward-looking statements that involve risks and uncertainties. Hometown's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on Hometown's annual report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 9 franchised dealerships, 1 stand-alone used car facility and 1 stand-alone service facility located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 9 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury and Toyota.

THREE  MONTHS  ENDED MARCH 31, 2004  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2003.

      UNITS

      The units sold by category for Hometown for the quarters ended March 31, 2004 and 2003, are as follows:

                                For the three months
                                   ended March 31,
                                    2004      2003
                                --------  ---------
 New vehicle                       1,496     1,368
 Used vehicle - retail               915       936
 Used vehicle - wholesale            903       612
                                --------  ---------
 Total units sold                  3,314     2,916
                                ========  ========

      Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. The units sold by category for Hometown on a same store basis (excluding the Chrysler/Jeep new car franchise for all periods) for the three months ended March 31, 2004 and 2003, are as follows:

                                For the three months
                                   ended March 31,
                                    2004      2003
                                --------  ---------
 New vehicle                       1,496     1,305
 Used vehicle - retail               915       936
 Used vehicle - wholesale            903       612
                                --------  ---------
 Total units sold                  3,314     2,853
                                ========  ========

      REVENUE

      Total revenue increased $5.6 million, or 9.3% to $65.9 million for three months ended March 31, 2004 from $60.3 million for three months ended March 31, 2003. Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep new car franchise for all periods), revenues increased $7.5 million or 12.8% to $65.9 million for the three months ended March 31, 2004 from $58.4 million for the three months ended March 31, 2003. This increase was primarily due to increased new vehicle sales ($6.9 million); increased sales of used vehicles ($0.5 million) and increased other revenues ($0.1 million). New vehicle sales were helped by the continuation of consumer financing deals, such as zero percent financing, combined with heavy rebating by manufacturers.

      Revenue from the sale of new vehicles increased $5.2 million, or 14.5% to $41.1 million for the three months ended March 31, 2004 from $35.9 million for three months ended March 31, 2003. On a same store basis, revenues increased $6.9 million, or 20.2% to $41.1 million for the three months ended March 31, 2004 from $34.2 million for the three months ended March 31, 2003. The increase is attributable to an additional 191 units sold in 2004 compared to 2003 ($5.0 million) plus a 4.6% increase in average selling price ($1.9 million). The increase in average selling price is primarily due to an increase in truck and livery sales in 2004 compared to 2003. All except for one Hometown dealership experienced increases in new vehicle revenues in 2004 compared to 2003. Sales of all brands increased over the prior year, Lincoln Mercury ($3.4 million), Chevrolet ($1.6 million), Ford ($0.9 million), Chrysler/Jeep ($0.5 million), Toyota ($0.4 million) and Mazda ($0.1 million). The increase at the Lincoln Mercury dealerships was primarily due to an increase of 91 units sold in 2004 compared to 2003 ($3.2 million) combined with a 1.3% increase in the average selling price ($0.2 million). The Lincoln Mercury increase includes an increase in sales of 41 livery units ($1.6 million). The increase at the Chevrolet dealership was primarily due to an increase of 57 units sold in 2004 compared to 2003 ($1.5 million), combined with a 2.3% increase in the average selling price ($0.1 million). The increase at the Ford dealership was primarily due to an increase of 36 units sold in 2004 compared to 2003 ($1.0 million), partially offset by 2.0% decrease in the average selling price ($0.1 million). The Chrysler/Jeep increase was primarily due to an additional 16 units sold ($0.4 million) in 2004 compared to 2003, combined with an 8.5% increase in the average selling price ($0.1 million). The increase at the Toyota dealerships was primarily due to a 4.7% increase in the average selling price ($0.7 million), partially offset by a decrease of 12 units sold in 2004 compared to 2003 ($0.3 million). Included in this was a decrease in fleet sales of $0.5 million due to a decrease of 32 units sold. Excluding fleet sales, other Toyota new vehicle sales increased $0.9 million due to the sale of 20 additional units ($0.5 million), combined with a 3.0% increase in average selling price ($0.4 million). The increase at the Mazda dealership was primarily due to an additional 3 units sold in 2004 compared to 2003 ($0.1 million).

      Revenue from the sale of used vehicles increased $0.5 million, or 3.0% to $16.9 million for the three months ended March 31, 2004 from $16.4 million for three months ended March 31, 2003. This was due to increased used vehicle revenues at retail ($0.3 million), primarily due to a 4.9% increase in average selling price ($0.6 million), partially offset by a decrease of 21 units ($0.3 million); plus increased used vehicle sales at wholesale ($0.2 million), due to an increased of 291 units ($1.5 million) partially offset by a 28.5% decrease in average selling price ($1.3 million). The decrease in wholesale average selling price is a function of the vehicles that were taken as trade-ins at the time of new vehicle purchases. Although the average selling price on wholesale decreased in 2004 from 2003, gross profit increased slightly. See Gross Profit below. The increased revenues at retail were primarily due to increases at the Chevrolet ($0.7 million) and Lincoln Mercury dealerships ($0.4 million). The increase at Chevrolet was primarily due to the sale of an additional 53 units ($0.7 million) combined with a 2.5% increase in average selling price (less than $0.1 million). The increase at the Lincoln Mercury dealerships was due to a 9.5% increase in average selling price ($0.4 million). Ford accounted for a decrease of $0.4 million due to a decrease of 20 units ($0.3 million) combined with a 5.0% decrease in average selling price ($0.1 million). The Toyota dealerships accounted for a $0.2 million decrease in used vehicle sales at retail primarily due to a decrease of 47 units ($0.6 million) partially offset by a 13.9% increase in average selling price ($0.4 million). Chrysler/Jeep accounted for a decrease of $0.1 million due to a decrease of 5 units and a 4.7% decrease in average selling price. Also, Hometown's used car outlet, the site of the sold Chrysler/Jeep franchise, accounted for a decrease of $0.1 million due to a 37.1% decrease in average selling price ($0.2 million) partially offset by an increase of 6 units ($0.1 million). The 37.1 % decrease in average selling price in 2004 from 2003 at this location was due to the mix of inventory available for sale. Although there was a decrease in average selling price, gross profit on these vehicles actually increased in 2004 from 2003. See Gross Profit below. Toyota ($0.3 million), Ford ($0.1 million) and Chevrolet (less than $0.1 million) experienced increases in wholesale, while there were decreases at Lincoln Mercury ($0.1 million) and Hometown's used car outlet ($0.1 million). Used vehicle inventory available for sale at retail increased during the year due to the increased new vehicle sales bringing in more vehicles as trade-ins at time of new vehicle purchase. This combined with the decrease in used vehicle sales at retail caused more vehicles to be sold at wholesale to manage used vehicle inventory levels.

      Parts and service revenue decreased $0.2 million, or 3.2%, to $6.0 million for the three months ended March 31, 2004, from $6.2 million for the three months ended March 31, 2003. As a result of the sale of a Chrysler/Jeep new car franchise, that dealership's parts and service business was closed. Excluding this business for all periods, parts and service revenue remained consistent at $6.0 million for 2004 and 2003. Increases at the Toyota dealership ($0.3 million) were offset by decreases at Lincoln Mercury ($0.2 million) and the remaining Chrysler/Jeep dealership ($0.1 million).

      Other dealership revenues increased $0.1 million, or 5.6% to $1.9 million for the three months ended March 31, 2004 from $1.8 million for the three months ended March 31, 2003. On a same store basis, the increase in other dealership revenues remained at $0.1 million. This increase is primarily attributable to increases in other dealership revenues of new vehicles; primarily finance income.

      GROSS PROFIT

      Total gross profit increased $0.5 million, or 5.6%, to $9.5 million for the three months ended March 31, 2004, from $9.0 million for the three months ended March 31, 2003. Hometown sold a Chrysler/Jeep new car franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep new car franchise for all periods), gross profit increased $0.7 million, or 8.0% to $9.5 million for the three months ended March 31, 2004 from $8.8 million for the three months ended March 31, 2003. This increase was primarily attributable to increased gross profit on: (i) new vehicle sales ($0.5 million), (ii) used vehicle sales (0.1 million) and (iii) other dealership revenues ($0.1 million). Gross profit percentage for Hometown was 14.5% in 2004 and 15.0% in 2003. Adjusting both periods for Toyota fleet sales, gross profit percentage was 14.5% in 2004 and 15.1% in 2003.

      Gross profit on the sale of new vehicles increased $0.4 million, or 16.7%, to $2.8 million for the three months ended March 31, 2004, from $2.4 million for the three months ended March 31, 2003. On a same store basis gross profit on the sale of new vehicles increased $0.5 million, or 21.7%, to $2.8 million for the three months ended March 31, 2004, from $2.3 million for the three months ended March 31, 2003. The increase in gross profit is primarily attributable to an increase of 191 units ($0.3 million) combined with a 6.4% increase in average gross profit per vehicle ($0.2 million). The unit increase is net of a 32 unit decrease attributable to Toyota fleet sales, which had a minimal effect on the increase in gross profit. All brands experienced an increase in gross profit on the sale of new vehicles in the 2004 period compared to 2003 as follows: Toyota
- $0.1 million, Chrysler/Jeep - $0.1 million, Lincoln Mercury - $0.1 million, Chevrolet - $0.1 million, Mazda and Ford - $0.1 million together. Gross profit percentage for 2004 was 6.7% compared to 6.6% for 2003. Adjusting both periods for Toyota fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.7% in 2004 and 2003.

      Gross profit on the sale of used vehicles increased $0.1 million, or 6.2%, to $1.7 million for the three months ended March 31, 2004, from $1.6 million for the three months ended March 31, 2003. This increase is primarily due to a 7.4% increase in average gross profit per vehicle ($0.1 million) partially offset by a decrease of 21 units (less than $0.1 million). Increases totaling $0.2 million at Chevrolet, Lincoln Mercury and Hometown's used car outlet, the site of the sold Chrysler/Jeep franchise, were partially offset by decreases at the Ford, Toyota and Mazda dealerships ($0.1 million). Gross profit on the sale of used vehicles at wholesale is minimal and was up slightly for the three months ended March 31, 2004 compared to the 2003 period. Gross profit percentage on the sale of used vehicles was 9.9% in 2004 compared to 9.6% in 2003.

      Parts and service gross profit decreased $0.1 million, or 3.0%, to $3.2 million for the three months ended March 31, 2004, from $3.3 million for the three months ended March 31, 2003. As a result of the sale of a Chrysler/Jeep new car franchise, that dealership's parts and service business was closed. Excluding this business for all periods, parts and service gross profit remained consistent at $3.2 million for the three months ended March 31, 2004 and 2003. Gross profit percentage was 53.7% in 2004 compared to 52.9% in 2003.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased $0.2 million, or 2.4%, to $8.6 million for the three months ended March 31, 2004 from $8.4 million for the three months ended March 31, 2003. The increase is primarily attributable to an increase in advertising.

      INTEREST EXPENSE

      Interest expense stayed consistent at $0.8 million for the three months ended March 31, 2004 and 2003.

      PROVISION (BENEFIT) FOR INCOME TAX

      The effective income tax rate was 27.1% in the quarter ended March 31, 2004 and 35.3% in the same period of 2003. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2004 rate reflects the expected full year effective tax rate adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes. Deferred taxes, including valuation allowances, will be reviewed throughout fiscal 2004.

      NET INCOME (LOSS)

      Net income increased $0.2 million to $0.1 million for the three months ended March 31, 2004 from a loss of $(0.1) million for the three months ended March 31, 2003. See above for explanation of the improvement.

      EARNINGS PER SHARE, BASIC AND DILUTED AND WEIGHTED AVERAGE SHARES

      "Basic  earnings  (loss) per share" is  computed  by  dividing  net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 1,063,000 and 1,428,000 shares of common stock were outstanding as of March 31, 2004 and 2003, respectively. The basic weighted average shares are 7,175,105 shares for both the 2004 and 2003 periods. The diluted weighted average shares are 7,471,259 and 7,175,105 for the 2004 and 2003 periods, respectively. Options whose exercise price is less than the average market price of the common shares during the period are included in weighted average shares as common stock equivalents. Periods that do not include common stock equivalents exclude them due to the options and warrant prices being greater than the average market price of the common shares during the period or due to the effect being anti-dilutive. See Note 3 to the consolidated financial statements.

      The basic and diluted income (loss) per share for the three months ended March 31, 2004 and 2003 is $0.01 and $(0.02), respectively.

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

SEASONALITY

      Hometown's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) Manufacturer related factors, primarily the historical timing of major Manufacturer incentive programs and model changeovers, (ii) weather-related factors, and (iii) consumer buying patterns.

EFFECTS OF INFLATION

      Due to the relatively low levels of inflation experienced in the 2004 and 2003 periods, inflation did not have a significant effect on the results of Hometown during those periods.

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

      Cash and Cash Equivalents

      Total cash and cash equivalents was $5.8 million and $5.6 million at March 31, 2004 and December 31, 2003, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                                  Three months ended
                                                       March 31,

                                                    2004        2003
                                                  -------    -------
                                                    (in thousands)

      Net cash provided by operating              $  834     $2,877
      activities
      Net cash (used in) investing activities        (94)      (230)
      Net cash (used in) financing activities       (560)      (678)
                                                  -------    -------
      Net increase in cash and cash equivalents   $  180     $1,969
                                                  =======    =======

      For the three months ended March 31, 2004, net cash provided from operations of $0.8 million primarily consists of: (i) net income plus non-cash items of $0.4 million; (ii) the increase in floor plan liability in excess of the increase in inventory of $0.7 million; (iii) an increase in accounts payable and accrued expenses of $0.5 million; partially offset by the increase in accounts receivable of $0.7 million. Net cash used in investing activities of $0.1 million is due to capital expenditures. Net cash used in financing activities of $0.6 million is due to principal payments of long-term debt and capital lease obligations.

      For the three months ended March 31, 2003, net cash provided from operations of $2.9 million primarily consists of: (i) net loss plus non-cash items of $0.2 million; (ii) the increase in floor plan liability of $2.2 million; (iii) the decrease in inventory of $0.7 million; and (iv) an increase in accounts payable and accrued expenses of $0.7 million; partially offset by increased accounts receivable of $0.8 million. Net cash used in investing activities of $0.2 million is primarily due to capital expenditures. Net cash used in financing activities of $0.7 million is due to principal payments of long-term debt and capital lease obligations.

      Capital Expenditures

      Capital expenditures for fiscal 2004 are expected to be $2.2 million, consisting primarily of the purchase of a building, equipment and leasehold improvements. The building is a Hometown dealership, currently leased, that has a purchase option. The purchase is subject to obtaining financing and board of director's approval. The monthly financing payments are expected to be less than the lease payments.

      Receivables

      Hometown had $6.7 million in accounts receivable at March 31, 2004 compared to $6.1 million at December 31, 2003. The increase in receivables is due to the increase in sales that takes place in March compared to December. The majority of those receivables, $3.3 million and $3.1 million as of March 31, 2004 and December 31, 2003, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. The allowance for doubtful accounts is $0.3 million at March 31, 2004 and December 31, 2003.

      Inventories

      Hometown had $44.5 million in inventories, net at March 31, 2004 compared to $37.8 million at December 31, 2003. The majority of inventory, $35.0 million and $28.4 million as of March 31, 2004 and December 31, 2003, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.7 million at March 31, 2004 and December 31, 2003.

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

      Hometown is subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates. The FMCC agreement has no set maturity date and it is the intention of Hometown to continue with this financing on an ongoing basis.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts outstanding at March 31, 2004 of $45.2 million, a 1% change in the prime rate would result in a $0.5 million change to annual floor plan interest expense.

      At March 31, 2004, Hometown invested $2.9 million of excess cash, of which $0.5 million was invested in money market accounts paying a weighted average interest rate of 0.83% at March 31, 2004, and $2.3 million was invested in a Ford Motor Credit Company cash management account paying interest of 5.00% at March 31, 2004. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.


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

      At March 31, 2004, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

      There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See Note 7 - Commitments and Contingencies - Litigation, to the notes to the unaudited consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits:

            31.1  Chief Executive Officer Certification

            31.2  Chief Financial Officer Certification

            32.1  Chief Executive  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Chief Financial  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

      On March 25, 2004, Hometown filed a report on Form 8-K with respect to Items 7 and 12 on such report, related to the Company's announcing its 2003 annual results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Hometown Auto Retailers, Inc.


May 13, 2004                             By: /s/ Corey E.  Shaker
------------------------                 --------------------------------
Date                                     Corey E. Shaker
                                         President and Chief Executive Officer


May 13, 2004                             By: /s/ Charles F. Schwartz
------------------------                 --------------------------------
Date                                     Charles F. Schwartz
                                         Chief Financial Officer