Form 10-Q
period 2004-06-30
HOMETOWN AUTO RETAILERS INC
filed 2004-08-11
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


                        Commission file number: 000-24669


                          HOMETOWN AUTO RETAILERS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                             06-1501703
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

774 Straits Turnpike
Watertown, CT                                                      06795
Address of principal executive offices)                         (Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Title                                            Outstanding
--------------------------------------------------------          --------------
Common Stock, Class A, par value $.001 per share                    3,870,137
Common Stock, Class B, par value $.001 per share                    3,519,252

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

ITEM 1.  Consolidated Balance Sheets at June 30, 2004
         (Unaudited) and December 31, 2003 (Audited)                           3
         Unaudited Consolidated Statements of Operations
         for the three and six months ended June 30, 2004
         and 2003                                                              4
         Unaudited Consolidated Statements of Stockholders' Equity
         for the six months ended June 30, 2004 and 2003                       5
         Unaudited Consolidated Statements of Cash Flows for the six
         months ended June 30, 2004 and 2003                                   6
         Notes to Unaudited Consolidated Financial Statements                  7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           25

ITEM 4.  Controls and Procedures                                              25

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    26
ITEM 4.  Submission of Matters to a Vote of Security Holders                  26
ITEM 6.  Exhibits and Reports on Form 8-K                                     26

SIGNATURES                                                                    27

CERTIFICATIONS                                                                28

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

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          June 30,     December 31,
                                ASSETS                                     2004          2003
                                                                        (Unaudited)
                                                                          --------      --------
Current Assets:
   Cash and cash equivalents                                              $  7,082      $  5,639
   Accounts receivable, net                                                  5,871         6,058
   Inventories, net                                                         49,791        37,774
   Prepaid expenses and other current assets                                   640           625
   Deferred and prepaid income taxes                                         1,416         1,349
                                                                          --------      --------
     Total current assets                                                   64,800        51,445

Property and equipment, net                                                 13,906        12,678
Other assets                                                                 1,085         1,141
                                                                          --------      --------
     Total assets                                                         $ 79,791      $ 65,264
                                                                          ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                                               $ 50,558      $ 38,003
   Accounts payable and accrued expenses                                     5,815         5,798
   Current maturities of long-term debt and capital lease obligations        1,155           996
   Deferred revenue                                                            916           609
                                                                          --------      --------
     Total current liabilities                                              58,444        45,406

Long-term debt and capital lease obligations                                12,900        12,076
Long-term deferred income taxes                                                125           125
Other long-term liabilities and deferred revenue                               802           729
                                                                          --------      --------
     Total liabilities                                                      72,271        58,336

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                                 --            --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,870,137 and 3,655,853 shares issued and outstanding,
   respectively                                                                  4             4
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,519,252 shares issued and outstanding                           3             3
   Additional paid-in capital                                               30,017        29,760
   Accumulated deficit                                                     (22,504)      (22,839)
                                                                          --------      --------
     Total stockholders' equity                                              7,520         6,928
                                                                          --------      --------
     Total liabilities and stockholders' equity                           $ 79,791      $ 65,264
                                                                          ========      ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      For the Three Months             For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                 ----------------------------      ----------------------------
                                                    2004             2003             2004              2003
                                                 -----------      -----------      -----------      -----------
Revenues
   New vehicle sales                             $    44,776      $    50,952      $    85,891      $    86,882
   Used vehicle sales                                 15,780           18,739           32,690           35,133
   Parts and service sales                             6,155            6,219           12,114           12,435
   Other, net                                          2,011            2,193            3,905            3,973
                                                 -----------      -----------      -----------      -----------
      Total revenues                                  68,722           78,103          134,600          138,423

Cost of sales
   New vehicle                                        41,960           47,668           80,315           81,228
   Used vehicle                                       14,318           16,945           29,562           31,763
   Parts and service                                   2,813            2,711            5,572            5,633
                                                 -----------      -----------      -----------      -----------
      Total cost of sales                             59,091           67,324          115,449          118,624
                                                 -----------      -----------      -----------      -----------
      Gross profit                                     9,631           10,779           19,151           19,799

Selling, general and administrative expenses           8,466            9,109           17,087           17,555
                                                 -----------      -----------      -----------      -----------
      Income from operations                           1,165            1,670            2,064            2,244

   Interest income                                        37                7               81               14
   Interest (expense)                                   (884)            (799)          (1,685)          (1,577)
   Other income                                            1              938                3              951
   Other (expense)                                        --               --               (4)              (3)
                                                 -----------      -----------      -----------      -----------

Pre-tax income                                           319            1,816              459            1,629
      Provision for income taxes                          86              733              124              667
                                                 -----------      -----------      -----------      -----------
Net income
                                                 $       233      $     1,083      $       335      $       962
                                                 ===========      ===========      ===========      ===========

Earnings per share, basic                        $      0.03      $      0.15      $      0.05      $      0.13
                                                 ===========      ===========      ===========      ===========

Earnings per share, diluted                      $      0.03      $      0.15      $      0.05      $      0.13
                                                 ===========      ===========      ===========      ===========

Weighted average shares outstanding, basic         7,191,588        7,175,105        7,183,347        7,175,105
Weighted average shares outstanding, diluted       7,324,514        7,175,105        7,397,886        7,175,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   Class A                   Class B                           Retained
                                Common Stock               Common Stock          Additional    Earnings       Total
                            ----------------------    -----------------------     Paid-in    (Accumulated   Stockholders'
                             Shares        Amount       Shares        Amount      Capital      Deficit)       Equity
                             --------     --------     --------      --------     --------     --------      --------
Balance at
    December 31, 2002           3,564     $      3        3,611      $      4     $ 29,760     $(25,217)     $  4,550
Conversion of Class B
Common to Class A Common            1           --           (1)           --           --           --            --
Net income                         --           --           --            --           --          962           962
                             --------     --------     --------      --------     --------     --------      --------
Balance at
 June 30, 2003                  3,565     $      3        3,610      $      4     $ 29,760     $(24,255)     $  5,512
                             ========     ========     ========      ========     ========     ========      ========

Balance at
   December 31, 2003            3,656     $      4        3,519      $      3     $ 29,760     $(22,839)     $  6,928
Exercise of Warrants              214           --           --            --          257                        257
Net income                         --           --           --            --           --          335           335
                             --------     --------     --------      --------     --------     --------      --------
Balance at
June 30, 2004                   3,870     $      4        3,519      $      3     $ 30,017     $(22,504)     $  7,520
                             ========     ========     ========      ========     ========     ========      ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            For the Six Months
                                                                               ended June 30,
                                                                          ----------------------
                                                                           2004           2003
                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    335      $    962

Adjustments to reconcile net income to net cash
   provided by operating activities -
   Depreciation and amortization                                               628           691
  (Gain) loss on sale/disposal of sales and service franchise and
    property and equipment                                                       4          (939)
   Deferred income taxes                                                       124           633
   Changes in assets and liabilities:
      Accounts receivable, net                                                 187        (2,113)
      Inventories, net                                                     (11,559)        1,605
      Prepaid expenses and other current assets                                (15)          (63)
      Prepaid taxes                                                           (191)         (260)
      Other assets                                                              12            21
      Floor plan notes payable                                              12,555            (6)
      Accounts payable and accrued expenses                                     17         1,304
      Deferred revenue                                                         307           211
      Other long-term liabilities and deferred revenue                          73           (17)
                                                                          --------      --------
   Net cash provided by operating activities                                 2,477         2,029

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (1,684)         (442)
   Proceeds from sale of sales and service franchise and property and
     equipment                                                                  --           942
                                                                          --------      --------
   Net cash provided by (used in) investing activities                      (1,684)          500

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt and capital lease obligations         (957)       (1,264)
   Proceeds from long-term borrowings                                        1,350            39
   Exercise of warrants                                                        257            --
                                                                          --------      --------
   Net cash provided by (used in) financing activities                         650        (1,225)

Net increase in cash and cash equivalents                                    1,443         1,304
CASH AND CASH EQUIVALENTS, beginning of period                               5,639         3,624
                                                                          --------      --------
CASH AND CASH EQUIVALENTS, end of period                                  $  7,082      $  4,928
                                                                          ========      ========

 Cash paid for - Interest                                                 $  1,630      $  1,557
 Cash paid for - Taxes                                                    $    191      $    260

 Purchases financed by capital lease obligations                          $    590      $    579

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Stock-based Compensation

      At June 30, 2004, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan"). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                       Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                      2004            2003           2004           2003
                                                    ---------      ---------      ---------      ---------
                                                                         (in thousands)
Net income, as reported                             $     233      $   1,083      $     335      $     962
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects (1)                                                (7)            (6)           (14)           (12)
                                                    ---------      ---------      ---------      ---------
Pro forma net income                                $     226      $   1,077      $     321      $     950
                                                    =========      =========      =========      =========
Earnings per share:
Basic, as reported                                  $    0.03      $    0.15      $    0.05      $    0.13
Basic, pro forma                                    $    0.03      $    0.15      $    0.04      $    0.13

Diluted, as reported                                $    0.03      $    0.15      $    0.05      $    0.13
Diluted, pro forma                                  $    0.03      $    0.15      $    0.04      $    0.13

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

3.    EARNINGS PER SHARE

      "Basic earnings per share" is computed by dividing net income by the weighted average common shares outstanding. "Diluted earnings per share" is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 829,000 and 1,401,000 shares of common stock were outstanding as of June 30, 2004 and 2003, respectively. Basic and diluted weighted average shares for the three and six months ended June 30, 2004 and 2003 are as follows:

                                       Three Months Ended            Six Months Ended
                                          June 30,                       June 30,
                                       2004         2003             2004       2003
                                     ---------     ---------     ---------     ---------
Basic, Weighted Average Shares
                                     7,191,588     7,175,105     7,183,347     7,175,105
                                     =========     =========     =========     =========

Common Stock Equivalents               132,926            --       214,539            --
                                     ---------     ---------     ---------     ---------
Diluted, Weighted Average Shares
                                     7,324,514     7,175,105     7,397,886     7,175,105
                                     =========     =========     =========     =========

      The common stock equivalents are options and warrants whose exercise price is less than the average market price of the common shares during the period. For the three and six months ended June 30, 2004, options and warrants to purchase 549,000 and 133,000 shares, respectively of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period. For the three and six months ended June 30, 2003, options and warrants to purchase 1,401,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period.

      The basic and diluted income per share for the three months ended June 30, 2004 and 2003 is $0.03 and $0.15, respectively. The basic and diluted income per share for the six months ended June 30, 2004 and 2003 is $0.05 and $0.13, respectively. The three and six months ended June 30, 2003 includes $0.08 per share from the gain on sale of a Chrysler/Jeep sales and service franchise in June 2003.

4.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                                       6/30/04          12/31/03
                                                       -------           -------
                                                             (in thousands)
New Vehicles                                           $40,508           $28,420
Used Vehicles                                            7,206             7,255
Parts, accessories and other                             2,077             2,099
                                                       -------           -------
   Total Inventories                                   $49,791           $37,774
                                                       =======           =======

      The lower of cost or market reserves were $0.7 million at June 30, 2004 and December 31, 2003.

5.    INTANGIBLE ASSETS

      As of June 30, 2004 and December 31, 2003, Hometown's intangible assets consisted of the following:

                                                        6/30/04         12/31/03
                                                        -----             -----
                                                              (in thousands)
Deferred finance charges                                $ 272             $ 267
Accumulated amortization                                 (110)              (98)
Non-compete agreement                                     381               381
Accumulated amortization                                 (301)             (270)
Franchise Fee                                              10                10
Accumulated amortization                                   (2)               (1)
                                                        -----             -----
   Net intangible assets                                $ 250             $ 289
                                                        =====             =====

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

7.    BUILDING PURCHASE / OTHER INDEBTEDNESS

      In June 2004, Hometown exercised an option to buy the building leased by its Brattleboro, VT. dealership. The purchase price was $1.5 million plus closing costs. The purchase was financed by a $1.05 million bank loan, a $0.3 million term note held by the seller and $0.15 million in cash. The bank loan is for 10 years, carries an interest rate of 7.0% for the first five years and is variable thereafter with monthly payments sufficient to amortize the loan over a 15-year period. After 10-years, the balance of the bank loan will be renegotiated. The note held by the seller is payable over three years and carries an interest rate of 10.5%.

8.    EXERCISE OF WARRANTS / COMMON STOCK

      In connection with a Private Equity Financing in July 2001, Hometown issued warrants that entitled the holders to purchase up to 487,498 shares of Class A Common shares at a purchase price of $1.20 per share, exercisable over a three-year period. In June 2004, 214,284 warrants were exercised for approximately $257,000 and 214,284 shares of Class A Common shares were issued. At June 30, 2004, 273,214 warrants remain outstanding. These warrants expired in July 2004.

9.    COMMITMENTS AND CONTINGENCIES

      Litigation

      In May 2001, Hometown's wholly-owned subsidiary Morristown Auto Sales, Inc. ("Morristown") assigned the lease for the premises, where it was operating its Lincoln Mercury dealership in Morristown, New Jersey to Crestmont MM, L.P. (the "Assignee"). On or about July 12, 2002, Morristown received notice from the landlord that the Assignee had not paid the required monthly rent, maintained the premises in accordance with the lease, nor provided the required insurance for the premises. In September 2002, Hometown received notice of a complaint filed by the landlord against Hometown, Morristown and certain former officers seeking payment of rent and other obligations through June 2005. In October 2002, Morristown filed a complaint against the Assignee to recover any potential damages from the Assignee as provided under the lease assignment. The Assignee has made a claim against Hometown for breach of the assignment agreement and misrepresentation of the use of the subject property. The Assignee has also brought a claim against Morristown's president, Hometown's Chief Executive Officer, for misrepresentation. Total anticipated costs for the remainder of the lease term, through June 2005, is $540,000 for rent plus certain other costs. Hometown believes it has meritorious defenses to the claim and cross-claim and is vigorously defending this action. In addition, the landlord has leased the premises to another tenant for the period from January 29, 2003 through January 29, 2005 for a total of $240,000, thereby significantly reducing Morristown's exposure to a damages judgment for lost rent. The landlord has also amended its complaint to state a claim directly against the assignee. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

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

      Litigation counsel has been retained by our insurers to represent us in this action. A motion has been granted such that only a single shareholder remains as an individual shareholder defendant. Also, Hometown has filed counterclaims to recover damages associated with the Vergopias breaches of certain agreements, as well as breaches of their fiduciary duties. Discovery has been extended as a result of the Vergopias bringing a fourth amended complaint to September 24, 2004. A trial date has been set for November 29, 2004.

      Hometown and its chief executive officer were served with a third lawsuit brought by Edward and Salvatore Vergopia claiming defamation and tortious interference with contract arising out of a letter allegedly sent to one of Hometown's automobile manufacturers. Since the original filing, the Vergopias have sought to add Hometown's Regional Vice President - South as an additional defendant. Litigation counsel has been retained by our insurers to represent us in this action as well. The suit is in its earliest stages and Hometown's counsel has removed the third action from New Jersey state court to Federal court. Discovery has been initiated. Hometown presently believes that this third action by the Vergopias involves damage claims that are similar to those already made in the two pending actions in the Superior Court of New Jersey in Bergen County.

      We believe that the Vergopias commenced these actions in response to our dismissal of both Salvatore A. Vergopia and Edward A. Vergopia from their officerships and employment positions with us. We believe we have meritorious defenses and are vigorously defending these actions. Hometown does not believe that the eventual outcome of the cases will have a material adverse effect on Hometown's consolidated financial position or results of operations.

      Universal Underwriters Group ("Universal"), Hometown's insurance provider, commenced a lawsuit against The Chubb Group of Insurance Companies ("Chubb"), Hometown's former Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopias for discovery and case management purposes. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopias claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Chubb to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal. Hometown has brought counterclaims against Universal and a cross-claim for declaratory judgment against Chubb. Hometown maintains that the insurers are obligated to defend and indemnify on all claims brought by the Vergopias. Hometown's former counsel and assistant secretary has been added to the case as a defendant in the action and has made cross-claims against Hometown demanding indemnification for claims made by the Vergopias against him in the underlying action. The claims made by the Vergopias against Hometown's former counsel and assistant secretary have recently been disposed of as the court granted summary judgment against the Vergopias as to those claims. Discovery is ongoing on this matter. Hometown believes it has meritorious claims and is vigorously defending this action and prosecuting its counterclaims and cross-claims. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

      Hometown from time to time may be a defendant in lawsuits arising from normal business activities. Management reviews pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Hometown's consolidated financial position or results of operations.

      Guarantees

      One of Hometown's dealerships, prior to fiscal 2000, had entered into various arrangements whereby Hometown guaranteed or partially guaranteed loans advanced by financial institutions to certain customers. As of June 30, 2004, one of these loans remains unpaid. This is a vehicle loan, granted by a financial institution, to a customer of the dealership with below average credit that has been fully guaranteed by Hometown. The outstanding balance of this loan at June 30, 2004, is approximately $2,000. No reserve is recorded for this loan, as it has not been reported delinquent. Should the loan become delinquent, Hometown would expect to realize proceeds from the sale of the vehicle upon repossession of such vehicle. The amount of proceeds, if any, is undetermined due to not knowing its condition.

      Hometown will continue to provide a reserve for potential future default losses associated with the guarantees based on available historical information. The reserve continues to decrease as the loans are paid off and due to no new loan guarantees being provided by Hometown to customers with below average credit.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of June 30, 2004 the mortgage debt balance is $4.5 million. Hometown makes annual lease payments of approximately $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.0 million at June 30, 2004.

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

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At June 30, 2004 and December 31, 2003, Hometown has a reserve of $172,000 and $175,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                                  Balance At      Additions To                   Balance At
                                                 Beginning of       Costs and                      End of
   Reserve for Policy Work                          Year           Expenses       Deductions      Quarter
----------------------------------------    ----------------   ---------------   ------------   -------------
 Six Months Ended June 30, 2004                    $175,000         $349,000       $(352,000)     $172,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships.

      Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At June 30, 2004 and December 31, 2003, Hometown had $1,228,000 and $1,225,000 of
related deferred revenue, respectively. During the six months ended June 30, 2004, these dealerships generated approximately $239,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $236,000 of deferred revenue was amortized to Other Revenues, net. At June 30, 2004 and December 31, 2003, Hometown also had other deferred revenue of $488,000 and $112,000, respectively. The 2004 other deferred revenue of $488,000, represents the balance of a $500,000 advance on warranty income from Hometown's Extended Service Plan vendor. It is estimated that this advance will be earned over 19 months. There were no fees or other costs associated with the advance.

      Franchise Agreements

      In July 2004, Toyota Motor Sales, U.S.A., Inc. notified Hometown that the current Toyota Dealer Agreement was extended through September 18, 2004. Hometown is currently awaiting receipt of a revised new Toyota Dealer Agreement and anticipates executing that agreement prior to the expiration of the current agreement. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford

Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Note 9, Commitments and Contingencies - Litigation. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2003 had combined revenues of $105.1 million and pre-tax income before allocation of corporate costs of $2.3 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A prior to the expiration of the current dealer agreement.

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

UNITS

      The units sold by category for Hometown for the three and six months ended June 30, 2004 and 2003, are as follows:

                                       For the three months   For the six months
                                          ended June 30,          ended June 30,
                                       2004         2003       2004        2003
                                       -----       -----       -----       -----
New vehicle                            1,655       2,098       3,151       3,466
Used vehicle - retail                    781       1,000       1,696       1,936
Used vehicle - wholesale                 932         768       1,835       1,380
                                       -----       -----       -----       -----
Total units sold                       3,368       3,866       6,682       6,782
                                       =====       =====       =====       =====

      Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. The units sold by category for Hometown on a same store basis (excluding the Chrysler/Jeep sales and service franchise for all periods) for the three and six months ended June 30, 2004 and 2003, are as follows:

                                       For the three months   For the six months
                                          ended June 30,          ended June 30,
                                       2004         2003       2004        2003
                                       -----       -----       -----       -----
New vehicle                            1,655       2,068       3,151       3,373
Used vehicle - retail                    781       1,000       1,696       1,936
Used vehicle - wholesale                 932         768       1,835       1,380
                                       -----       -----       -----       -----
Total units sold                       3,368       3,836       6,682       6,689
                                       =====       =====       =====       =====

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003.

      REVENUE

      Total revenue decreased $9.4 million, or 12.0% to $68.7 million for three months ended June 30, 2004 from $78.1 million for three months ended June 30, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep sales and service franchise for all periods), revenues decreased $8.4 million or 10.9% to $68.7 million for the three months ended June 30, 2004 from $77.1 million for the three months ended June 30, 2003. This decrease was primarily due to decreased sales of new vehicles ($5.3 million) and decreased sales of used vehicles ($2.9 million).

      Revenue from the sale of new vehicles decreased $6.2 million, or 12.2% to $44.8 million for the three months ended June 30, 2004 from $51.0 million for three months ended June 30, 2003. On a same store basis, revenues decreased $5.3 million, or 10.6% to $44.8 million for the three months ended June 30, 2004 from $50.1 million for the three months ended June 30, 2003. The decrease is attributable to a reduction of 413 units sold ($10.0 million) in 2004 compared to 2003, partially offset by an 11.6% increase in average selling price ($4.7 million). The increase in average selling price is primarily due to truck and livery sales representing a higher percentage of total sales in 2004 compared to 2003, combined with higher fleet sales in 2003 compared to 2004. The fleet sales had a lower average selling price than other units sold. The decrease is primarily from Hometown's Toyota ($3.7 million), Ford ($1.9 million), Chevrolet ($1.4 million), and Mazda ($0.2 million) dealerships, partially offset by increases at Lincoln Mercury ($1.5 million) and Chrysler/Jeep ($0.4 million). The decrease at the Toyota dealerships was primarily due a decrease in fleet sales of $3.9 million due to a decrease of 277 units sold in 2004 compared to 2003. Excluding the decrease in fleet sales, other Toyota sales increased $0.2 million due to a 6.3% increase in the average selling price ($1.0 million), partially offset by a decrease of 34 units sold in 2004 compared to 2003 ($0.8 million). The decrease at the Ford dealership was primarily due to a decrease of 76 units sold in 2004 compared to 2003 ($2.0 million), partially offset by 2.0% increase in the average selling price ($0.1 million). The decrease at the Chevrolet dealership was primarily due to a decrease in fleet sales of $0.8 million due to a decrease of 42 units sold in 2004 compared to 2003. Excluding the decrease in fleet sales, other Chevrolet sales decreased $0.6 million due to a decrease of 31 units sold in 2004 compared to 2003 ($0.7 million), partially offset by a 2.7% increase in the average selling price ($0.1 million). The decrease at the Mazda dealership was primarily due to a decrease of 11 units sold in 2004 compared to 2003 ($0.2 million). The increase at the Lincoln Mercury dealerships was primarily due to an increase of 94 livery units sold in 2004 compared to 2003 ($3.7 million), partially offset by a decrease of other sales of $2.2 million due to a decrease of 47 units sold in 2004 compared to 2003 ($1.7 million) combined with a 5.5% decrease in the average selling price ($0.5 million). The Chrysler/Jeep increase was primarily due to an additional 11 units sold ($0.3 million) in 2004 compared to 2003, combined with a 3.1% increase in the average selling price ($0.1 million).

      Revenue from the sale of used vehicles decreased $2.9 million, or 15.5% to $15.8 million for the three months ended June 30, 2004 from $18.7 million for three months ended June 30, 2003. This was due to decreased used vehicle revenues at retail ($3.2 million), primarily due to a decrease of 219 units; partially offset by increased used vehicle sales at wholesale ($0.3 million), due to an increase of 164 units ($0.8 million), partially offset by an 11.9% decrease in average selling price ($0.5 million). The decrease in wholesale average selling price is a function of the vehicles that were taken as trade-ins at the time of new vehicle purchases. Although the average selling price on wholesale decreased in 2004 from 2003, gross profit increased slightly. See Gross Profit below. The decreased revenues at retail were primarily due to decreases at Toyota ($1.4 million), Lincoln Mercury ($1.2 million), Ford ($0.7 million), Mazda ($0.2 million) and the used car outlet ($0.2 million), partially offset by increases at Chevrolet ($0.5 million). The decrease at Toyota was primarily due to a decrease of 96 units. The decrease at the Lincoln Mercury dealerships was primarily due to a decrease of 92 units ($1.5 million), partially offset by an 8.8% increase in average selling price ($0.3 million). The decrease at Ford was primarily due to a decrease of 45 units. The decrease at Mazda was primarily due to a decrease of 13 units. Also, the decrease at Hometown's used car outlet, the site of the sold Chrysler/Jeep franchise, was primarily due to a 42.4% decrease in average selling price ($0.3 million), partially offset by an increase of 6 units ($0.1 million). The 42.4 % decrease in average selling price in 2004 from 2003 at this location was due to the mix of inventory available for sale. Although there was a decrease in average selling price, gross profit on these vehicles actually decreased minimally in 2004 from 2003. The increase at Chevrolet was primarily due to the sale of an additional 24 units ($0.3 million), combined with an 8.4% increase in average selling price ($0.2 million). Toyota ($0.4 million) and Lincoln Mercury ($0.2 million) experienced increases in used vehicle sales at wholesale, while there were decreases at Hometown's used car outlet ($0.2 million), Chrysler/Jeep ($0.1 million) and Chevrolet (less than $0.1 million) dealerships.

      Parts and service revenue remained consistent at $6.2 million for the three months ended June 30, 2004 and June 30, 2003. As a result of the sale of a Chrysler/Jeep sales and service franchise, that dealership's parts and service business was closed. Excluding this business for all periods, parts and service revenue increased $0.2 million, or 3.3% to $6.2 million for the three months ended June 30, 2004, from $6.0 million for the three months ended June 30, 2003. Increases were primarily due to the Toyota ($0.1 million), Ford ($0.1 million) and Chevrolet ($0.1 million) dealerships, partially offset by decreases at Lincoln Mercury ($0.2 million).

      Other dealership revenues decreased $0.2 million, or 9.1% to $2.0 million for the three months ended June 30, 2004 from $2.2 million for the three months ended June 30, 2003. On a same store basis, the decrease in other dealership revenues remained at $0.2 million. This decrease is primarily attributable to decreases in other dealership revenues of used vehicles ($0.3 million) partially offset by increases in other dealership revenues of new vehicles ($0.1 million).

      GROSS PROFIT

      Total gross profit decreased $1.2 million, or 11.1%, to $9.6 million for the three months ended June 30, 2004, from $10.8 million for the three months ended June 30, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep sales and service franchise for all periods), gross profit decreased $1.0 million, or 9.4% to $9.6 million for the three months ended June 30, 2004, from $10.6 million for the three months ended June 30, 2003. This decrease was attributable to decreased gross profit on: (i) new vehicle sales ($0.4 million), (ii) used vehicle sales ($0.3 million), (iii) other dealership revenues ($0.2 million) and
(iv) parts and service sales ($0.1 million). Gross profit percentage for Hometown was 14.0% for the three months ended June 30, 2004 and 13.8% for the three months ended June 30, 2003. Adjusting both periods for Toyota and Chevrolet fleet sales, gross profit percentage was 14.1% for the three months ended June 30, 2004 and 14.7% for the three months ended June 30, 2003.

      Gross profit on the sale of new vehicles decreased $0.5 million, or 15.2%, to $2.8 million for the three months ended June 30, 2004, from $3.3 million for the three months ended June 30, 2003. On a same store basis gross profit on the sale of new vehicles decreased $0.4 million, or 12.5%, to $2.8 million for the three months ended June 30, 2004, from $3.2 million for the three months ended June 30, 2003. The decrease in gross profit is primarily attributable to a decrease of 413 units ($0.6 million), partially offset by a 9.5% increase in average gross profit per vehicle ($0.2 million). The unit decrease includes a 319-unit decrease attributable to Toyota (277 units) and Chevrolet (42 units) fleet sales, which had a minimal effect on the decrease in gross profit ($36,000). Excluding fleet sales, the following brands experienced a decrease in gross profit on the sale of new vehicles in the 2004 period compared to 2003:
Lincoln Mercury ($0.2 million), Chevrolet ($0.1 million) and Ford ($0.1 million). The Lincoln Mercury decrease is net of an increase of $0.1 million attributable to a 94-unit increase in livery sales. The Lincoln Mercury and Chevrolet decreases were split between unit decreases and decreased gross profit per unit. The Ford decrease was due to the decrease of 76 units. Partially offsetting these decreases were increases at Mazda, Chrysler/Jeep and Toyota, which combined for an increase in gross profit of $0.1 million. These increases were primarily due to increased gross profit per unit; Chrysler/Jeep also had increases attributable to an additional 11 units sold. Gross profit percentage for 2004 was 6.3% compared to 6.4% for 2003. Adjusting both periods for Toyota and Chevrolet fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.4% in 2004 and 7.1% in 2003.

      Gross profit on the sale of used vehicles decreased $0.3 million, or 16.7%, to $1.5 million for the three months ended June 30, 2004, from $1.8 million for the three months ended June 30, 2003. This decrease is primarily due to a 219-unit decrease at retail, partially offset by a small increase in gross profit at wholesale. Decreases at Lincoln Mercury ($0.2 million), Toyota ($0.1 million) and Ford ($0.1 million), were partially offset by increases at Chevrolet, Chrysler/Jeep and Hometown's used car outlet (together totaling $0.1 million). Gross profit percentage on the sale of used vehicles was 9.3% in 2004 compared to 9.6% in 2003.

      Parts and service gross profit decreased $0.2 million, or 5.7%, to $3.3 million for the three months ended June 30, 2004, from $3.5 million for the three months ended June 30, 2003. As a result of the sale of a Chrysler/Jeep sales and service franchise, that dealership's parts and service business was closed. Excluding this business for all periods, parts and service gross profit decreased $0.1 million, or 2.9%, to $3.3 million for the three months ended June 30, 2004, from $3.4 million for the three months ended June 30, 2003. Gross profit percentage was 54.3% in 2004 compared to 56.5% in 2003.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased $0.6 million, or 6.6%, to $8.5 million for the three months ended June 30, 2004 from $9.1 million for the three months ended June 30, 2003. The decrease is primarily attributable to reductions in payroll and related taxes ($0.5 million), various reserves for chargebacks ($0.2 million) and professional fees (less than $0.1 million), partially offset by an increase in advertising of $0.1 million. Approximately $0.1 million of the decrease in payroll and related taxes is due to the sale of the Chrysler/Jeep sales and service franchise in June 2003.

      OTHER INCOME

      In June 2003, Hometown sold a Chrysler/Jeep sales and service franchise in Waterbury, CT resulting in a gain of approximately $936,000 recorded in Other Income.

      INTEREST EXPENSE

      Interest expense increased $0.1 million, or 12.5%, to $0.9 million for the three months ended June 30, 2004, from $0.8 million for the three months ended June 30, 2003. The increase is primarily due to an increase of floorplan interest expense resulting from higher average borrowings.

      PROVISION FOR INCOME TAX

      The effective income tax rate was 27.0% in the quarter ended June 30, 2004 and 40.4% in the same period of 2003. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2004 rate reflects the expected full year effective tax rate adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes. Deferred taxes, including valuation allowances, will be reviewed throughout fiscal 2004.

      NET INCOME

      Net income decreased $0.9 million to $0.2 million for the three months ended June 30, 2004, from $1.1 million for the three months ended June 30, 2003. The decrease is primarily due to the gain on sale of the Chrysler/Jeep sales and service franchise recorded in Other Income. See above for explanation of other changes.

      EARNINGS PER SHARE, BASIC AND DILUTED AND WEIGHTED AVERAGE SHARES

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 829,000 and 1,401,000 shares of common stock were outstanding as of June 30, 2004 and 2003, respectively. The basic weighted average shares are 7,191,588 and 7,175,105 shares for the three months ended June 30, 2004 and 2003, respectively. The diluted weighted average shares are 7,324,514 and 7,175,105 for the 2004 and 2003 periods, respectively. Options whose exercise price is less than the average market price of the common shares during the period are included in weighted average shares as common stock equivalents. Periods that do not include common stock equivalents exclude them due to the options and warrant prices being greater than the average market price of the common shares during the period or due to the effect being anti-dilutive. See Note 3 to the consolidated financial statements.

      The basic and diluted income per share for the three months ended June 30, 2004 and 2003 is $0.03 and $0.15, respectively. The three months ended June 30, 2003 includes $0.08 per share from the gain on sale of a Chrysler/Jeep sales and service franchise in June 2003.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30,
2003.

      REVENUE

      Total revenue decreased $3.8 million, or 2.7% to $134.6 million for six months ended June 30, 2004, from $138.4 million for six months ended June 30, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep sales and service franchise for all periods), revenues decreased $0.9 million or 0.7% to $134.6 million for the six months ended June 30, 2004, from $135.5 million for the six months ended June 30, 2003. This decrease was primarily due to decreased sales of used vehicles ($2.4 million), partially offset by an increase in sales of new vehicles ($1.5 million).

      Revenue from the sale of new vehicles decreased $1.0 million, or 1.2% to $85.9 million for the six months ended June 30, 2004, from $86.9 million for six months ended June 30, 2003. On a same store basis, revenues increased $1.5 million, or 1.8% to $85.9 million for the six months ended June 30, 2004, from $84.4 million for the six months ended June 30, 2003. The increase is attributable to an 8.9% increase in average selling price ($7.1 million), partially offset by a reduction of 222 units sold in 2004 compared to 2003 ($5.6 million). The increase in average selling price is primarily due to truck and livery sales representing a higher percentage of total sales in 2004 compared to 2003, combined with higher fleet sales in 2003 compared to 2004. The fleet sales had a lower average selling price than other units sold. The increase is primarily from Hometown's Lincoln Mercury ($4.8 million), Chrysler/Jeep ($0.9 million) and Chevrolet ($0.1 million) dealerships, partially offset by decreases at Toyota ($3.2 million), Ford ($1.0 million) and Mazda ($0.1 million). The increase at the Lincoln Mercury dealerships was primarily due to an increase of 135 livery units sold in 2004 compared to 2003 ($5.2 million), partially offset by a decrease of other sales of $0.4 million due to a 2.9% decrease in the average selling price ($0.5 million), partially offset by an increase of 3 units sold in 2004 compared to 2003 ($0.1 million). The Chrysler/Jeep increase was primarily due to an additional 27 units sold ($0.7 million) in 2004 compared to 2003, combined with a 5.1% increase in the average selling price ($0.2 million). The increase at the Chevrolet dealership is net of a $0.8 million decrease in fleet sales (42 units) in 2004 compared to 2003. Excluding the decrease in fleet sales, other Chevrolet sales increased $0.9 million due to a increase of 26 units sold in 2004 compared to 2003 ($0.6 million), combined with a 2.7% increase in the average selling price ($0.3 million). The decrease at the Toyota dealerships was primarily due a decrease in fleet sales of $4.4 million, due to a decrease of 309 units sold in 2004 compared to 2003. Excluding the decrease in fleet sales, other Toyota sales increased $1.1 million, due to a 4.8% increase in the average selling price ($1.5 million), partially offset by a decrease of 14 units sold in 2004 compared to 2003 ($0.3 million). The decrease at the Ford dealership was primarily due to a decrease of 40 units sold in 2004 compared to 2003. The decrease at the Mazda dealership was primarily due to a decrease of 8 units sold in 2004 compared to 2003 ($0.2 million), partially offset by 2.6% increase in the average selling price ($0.1 million).

      Revenue from the sale of used vehicles decreased $2.4 million, or 6.8% to $32.7 million for the six months ended June 30, 2004 from $35.1 million for six months ended June 30, 2003. This was due to decreased used vehicle revenues at retail ($2.8 million), primarily due to a decrease of 240 units ($3.5 million), partially offset by a 2.6% increase in average selling price ($0.7 million). This is partially offset by increased used vehicle sales at wholesale ($0.4 million), primarily due to an increase of 455 units ($2.2 million), partially offset by a 20.1% decrease in average selling price ($1.8 million). The decrease in wholesale average selling price is a function of the vehicles that were taken as trade-ins at the time of new vehicle purchases. Although the average selling price on wholesale decreased in 2004 from 2003, gross profit increased slightly. See Gross Profit below. Used vehicle inventory available for sale at retail increased during the year due to the increased new vehicle sales (during the first quarter of 2004) bringing in more vehicles as trade-ins at time of new vehicle purchase. This combined with the decrease in used vehicle sales at retail caused more vehicles to be sold at wholesale to manage used vehicle inventory levels. The decreased revenues at retail were primarily due to decreases at Toyota ($1.5 million), Ford ($1.1 million), Lincoln Mercury ($0.8 million), the used car outlet ($0.3 million), Mazda ($0.2 million) and Chrysler/Jeep ($0.1 million), partially offset by increases at Chevrolet ($1.2 million). The decrease at Toyota was primarily due to a decrease of 143 units ($2.0 million), partially offset by a 7.7% increase in average selling price ($0.5 million). The decrease at Ford was primarily due to a decrease of 65 units ($1.0 million), combined with a 5.2% decrease in average selling price ($0.1 million). The decrease at the Lincoln Mercury dealerships was primarily due to a decrease of 93 units ($1.5 million), partially offset by an 8.8% increase in average selling price ($0.7 million). The decrease at Hometown's used car outlet, the site of the sold Chrysler/Jeep franchise, was primarily due to a 39.7% decrease in average selling price ($0.5 million), partially offset by an increase of 12 units ($0.2 million). The 39.7 % decrease in average selling price in 2004 from 2003 at this location was due to the mix of inventory available for sale. Although there was a decrease in average selling price, gross profit on these vehicles actually increased minimally in 2004 from 2003. See Gross Profit below. The decrease at Mazda was primarily due to a decrease of 20 units ($0.3 million), partially offset by a 13.3% increase in average selling price ($0.1 million). The decrease at Chrysler/Jeep was primarily due to a decrease of 8 units sold in 2004 compared to 2003. The increase at Chevrolet was primarily due to the sale of an additional 77 units ($1.0 million), combined with a 5.1% increase in average selling price ($0.2 million). Toyota ($0.7 million), Lincoln Mercury ($0.1 million) and Ford ($0.1 million) experienced increases in used vehicle revenues at wholesale, while there were decreases at Hometown's used car outlet ($0.3 million), Chrysler/Jeep ($0.1 million) and Chevrolet (less than $0.1 million) dealerships.

      Parts and service revenue decreased $0.3 million, or 2.4% to $12.1 million for the six months ended June 30, 2004, from $12.4 million for six months ended June 30, 2003. As a result of the sale of a Chrysler/Jeep sales and service franchise, that dealership's parts and service business was closed. Excluding this business for all periods, parts and service revenue increased $0.1 million, or 0.8% to $12.1 million for the six months ended June 30, 2004, from $12.0 million for the six months ended June 30, 2003. Increases were primarily due to the Toyota ($0.4 million), Ford ($0.1 million) and Chevrolet ($0.1 million) dealerships, partially offset by decreases at Lincoln Mercury ($0.4 million) and Chrysler/Jeep ($0.1 million).

      Other dealership revenues decreased $0.1 million, or 2.5% to $3.9 million for the six months ended June 30, 2004, from $4.0 million for the six months ended June 30, 2003. On a same store basis, the decrease in other dealership revenues was less than $0.1 million. Decreases in other dealership revenues of used vehicles was mostly offset by increases in other dealership revenues of new vehicles.

      GROSS PROFIT

      Total gross profit decreased $0.6 million, or 3.0%, to $19.2 million for the six months ended June 30, 2004, from $19.8 million for the six months ended June 30, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. On a same store basis (excluding the Chrysler/Jeep sales and service franchise for all periods), gross profit decreased $0.2 million, or 1.0% to $19.2 million for the six months ended June 30, 2004, from $19.4 million for the six months ended June 30, 2003. This decrease was primarily attributable to decreased gross profit on used vehicle sales ($0.3 million) and other dealership revenues ($0.1 million); partially offset by increased gross profit on new vehicle sales ($0.1 million). Gross profit percentage for Hometown was 14.2% for the six months ended June 30, 2004 and 14.3% for the six months ended June 30, 2003. Adjusting both periods for Toyota and Chevrolet fleet sales, gross profit percentage was 14.3% for the six months ended June 30, 2004 and 14.9% for the six months ended June 30, 2003.

      Gross profit on the sale of new vehicles decreased $0.1 million, or 1.8%, to $5.6 million for the six months ended June 30, 2004, from $5.7 million for the six months ended June 30, 2003. On a same store basis gross profit on the sale of new vehicles increased $0.1 million, or 1.8%, to $5.6 million for the six months ended June 30, 2004, from $5.5 million for the six months ended June 30, 2003. The increase in gross profit is primarily attributable to a 9.0% increase in average gross profit per vehicle ($0.5 million), partially offset by a decrease of 222 units ($0.4 million). The unit decrease includes a 351-unit decrease attributable to Toyota (309 units) and Chevrolet (42 units) fleet sales, which had a minimal effect on gross profit ($40,000). Excluding fleet sales, the following brands experienced an increase in gross profit on the sale of new vehicles in the 2004 period compared to 2003: Toyota ($0.2 million), Chrysler/Jeep ($0.1 million) and Mazda ($0.1 million). These increases were primarily due to increased gross profit per unit; Chrysler/Jeep also had increases attributable to an additional 27 units sold. Partially offsetting these increases were decreases at Lincoln Mercury ($0.1 million), Ford ($0.1 million) and Chevrolet ($0.1 million). The Lincoln Mercury decrease is net of an increase of $0.1 million attributable to a 135-unit increase in livery sales. Gross profit percentage for 2004 and 2003 was 6.5%. Adjusting both periods for Toyota and Chevrolet fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.5% in 2004 and 6.9% in 2003.

      Gross profit on the sale of used vehicles decreased $0.3 million, or 8.8%, to $3.1 million for the six months ended June 30, 2004, from $3.4 million for the six months ended June 30, 2003. This decrease is primarily due to a 240-unit decrease at retail partially offset by a small increase in gross profit at wholesale. Decreases at retail for Toyota ($0.2 million), Lincoln Mercury ($0.1 million), and Ford ($0.1 million) were partially offset by increases at Chevrolet ($0.1 million), and Chrysler/Jeep and Hometown's used car outlet (together totaling less than $0.1 million). Gross profit percentage on the sale of used vehicles was 9.6% in 2004 and 2003.

      Parts and service gross profit decreased $0.3 million, or 4.4%, to $6.5 million for the six months ended June 30, 2004, from $6.8 million for the six months ended June 30, 2003. As a result of the sale of a Chrysler/Jeep sales and service franchise, that dealership's parts and service business was closed. Excluding this business for all periods, parts and service gross profit remained consistent at $6.5 million for the six months ended June 30, 2004 and June 30, 2003. Gross profit percentage was 54.0% in 2004 compared to 54.7% in 2003. Decreases at Lincoln Mercury ($0.2 million) and Chrysler/Jeep (less than $0.1 million) were mostly offset by increases at Toyota ($0.1 million) and Mazda, Ford and Chevrolet (together totaling $0.1 million).

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased $0.5 million, or 2.8%, to $17.1 million for the six months ended June 30, 2004 from $17.6 million for the six months ended June 30, 2003. The decrease is primarily attributable to reductions in payroll and related taxes ($0.5 million), various reserves for chargebacks ($0.2 million) and professional fees (less than $0.1 million), partially offset by an increase in advertising of $0.2 million. Approximately $0.2 million of the decrease in payroll and related taxes is due to the sale of the Chrysler/Jeep sales and service franchise in June 2003.

      OTHER INCOME

      In June 2003, Hometown sold a Chrysler/Jeep sales and service franchise in Waterbury, CT resulting in a gain of approximately $936,000 recorded in Other Income.

      INTEREST EXPENSE

      Interest expense increased $0.1 million, or 6.3%, to $1.7 million for the six months ended June 30, 2004, from $1.6 million for the six months ended June 30, 2003. The increase is primarily due to an increase of floorplan interest expense resulting from higher average borrowings.

      PROVISION FOR INCOME TAX

      The effective income tax rate was 27.0% in the six months ended June 30, 2004 and 40.9% in the same period of 2003. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2004 rate reflects the expected full year effective tax rate adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes. Deferred taxes, including valuation allowances, will be reviewed throughout fiscal 2004.

      NET INCOME

      Net income decreased $0.7 million to $0.3 million for the six months ended June 30, 2004, from $1.0 million for the six months ended June 30, 2003. The decrease is primarily due to the gain on sale of the Chrysler/Jeep sales and service franchise recorded in Other Income. See above for explanation of other changes.

      EARNINGS PER SHARE, BASIC AND DILUTED AND WEIGHTED AVERAGE SHARES

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 829,000 and 1,401,000 shares of common stock were outstanding as of June 30, 2004 and 2003, respectively. The basic weighted average shares are 7,183,347 and 7,175,105 shares for the six months ended June 30, 2004 and 2003, respectively. The diluted weighted average shares are 7,397,886 and 7,175,105 for the 2004 and 2003 periods, respectively. Options whose exercise price is less than the average market price of the common shares during the period are included in weighted average shares as common stock equivalents. Periods that do not include common stock equivalents exclude them due to the options and warrant prices being greater than the average market price of the common shares during the period or due to the effect being anti-dilutive. See Note 3 to the consolidated financial statements.

      The basic and diluted income per share for the six months ended June 30, 2004 and 2003 is $0.05 and $0.13, respectively. The six months ended June 30, 2003 includes $0.08 per share from the gain on sale of a Chrysler/Jeep sales and service franchise in June 2003.

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

SEASONALITY

      Hometown's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) Manufacturer related factors, primarily the historical timing of major Manufacturer incentive programs and model changeovers, (ii) weather-related factors and (iii) consumer buying patterns.

EFFECTS OF INFLATION

      Due to the relatively low levels of inflation experienced in the 2004 and 2003 periods, inflation did not have a significant effect on the results of Hometown during those periods.

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

      Cash and Cash Equivalents

      Total cash and cash equivalents was $7.1 million and $5.6 million at June 30, 2004 and December 31, 2003, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                                             Six months ended
                                                                  June 30,
                                                             2004       2003
                                                          ----------  ----------
                                                              (in thousands)

Net cash provided by operating activities                  $ 2,477      $ 2,029
Net cash provided by (used in) investing activities         (1,684)         500
Net cash provided by (used in) financing activities            650       (1,225)
                                                           -------      -------
Net increase in cash and cash equivalents                  $ 1,443      $ 1,304
                                                           =======      =======

      For the six months ended June 30, 2004, net cash provided from operations of $2.5 million primarily consists of: (i) net income plus non-cash items of $1.1 million; (ii) the increase in floor plan liability in excess of the increase in inventory of $1.0 million; and (iii) an increase in other long term liabilities and deferred revenue of $0.4 million. Net cash used in investing activities of $1.7 million is due to capital expenditures, primarily the Brattleboro, VT. building purchased in June 2004 for $1.5 million. Net cash provided by financing activities of $0.7 million is due to proceeds from long-term borrowings of $1.4 million and exercise of warrants of $0.3 million; partially offset by principal payments of long-term debt and capital lease obligations of $1.0 million. The long-term borrowings were used to acquire the Brattleboro, VT. building discussed above.

      For the six months ended June 30, 2003, net cash provided from operations of $2.0 million primarily consists of: (i) net income plus non-cash items of $1.3 million; (ii) the decrease in inventory in excess of the decrease in floor plan liability of $1.6 million; and (iii) an increase in accounts payable and accrued expenses of $1.3 million; partially offset by increased accounts receivable of $2.1 million. Net cash provided by investing activities of $0.5 million is primarily due to the proceeds from the sale of a Chrysler/Jeep sales and service franchise of $0.9 million, partially offset by capital expenditures of $0.4 million. Net cash used in financing activities of $1.2 million is due to principal payments of long-term debt and capital lease obligations.

      Capital Expenditures

      Capital expenditures for fiscal 2004 are expected to be approximately $2.2 million, consisting primarily of the purchase of a building, equipment and leasehold improvements. The building was acquired in June 2004 for $1.5 million. It is a Hometown dealership that had been previously leased, that had a purchase option. See Other Indebtedness.

      Receivables

      Hometown had $5.9 million in accounts receivable at June 30, 2004 compared to $6.1 million at December 31, 2003. The majority of those receivables, $2.7 million and $3.1 million as of June 30, 2004 and December 31, 2003, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. The allowance for doubtful accounts is $0.3 million at June 30, 2004 and December 31, 2003.

      Inventories

      Hometown had $49.8 million in inventories, net at June 30, 2004 compared to $37.8 million at December 31, 2003. The majority of inventory, $40.5 million and $28.4 million as of June 30, 2004 and December 31, 2003, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.7 million at June 30, 2004 and December 31, 2003.

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

      Other Indebtedness

      In June 2004, Hometown exercised an option to buy the building leased by its Brattleboro, VT. dealership. The purchase price was $1.5 million plus closing costs. The purchase was financed by a $1.05 million bank loan, a $0.3 million term note held by the seller and $0.15 million in cash. The bank loan is for 10 years, carries an interest rate of 7.0% for the first five years and is variable thereafter with monthly payments sufficient to amortize the loan over a 15-year period. After 10-years, the balance of the bank loan will be renegotiated. The note held by the seller is payable over three years and carries an interest rate of 10.5%.

      Exercise of Warrants / Common Stock

      In connection with a Private Equity Financing in July 2001, Hometown issued warrants that entitled the holders to purchase up to 487,498 shares of Class A Common shares at a purchase price of $1.20 per share, exercisable over a three-year period. In June 2004, 214,284 warrants were exercised for approximately $257,000, and 214,284 shares of Class A Common shares were issued. At June 30, 2004, 273,214 warrants remain outstanding. These warrants expired in July 2004.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts outstanding at June 30, 2004 of $50.6 million, a 1% change in the prime rate would result in a $0.5 million change to annual floor plan interest expense.

      At June 30, 2004, Hometown invested $5.3 million of excess cash, of which $1.3 million was invested in money market accounts paying a weighted average interest rate of 0.80% at June 30, 2004, and $4.0 million was invested in a Ford Motor Credit Company cash management account paying interest of 5.00% at June 30, 2004. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.

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

      At June 30, 2004, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

      There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      See Note 9 - Commitments and Contingencies - Litigation, to the notes to the unaudited consolidated financial statements.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Hometown held its Annual Stockholders Meeting on June 8, 2004. The following matters were submitted to a vote of security holders.

1) The candidates nominated for election to its Board of Directors are as follows:

         Candidates                          Votes For        Votes Withheld
         ----------                          ---------        --------------
         Corey E. Shaker                    26,957,231              7,170
         William C. Muller Jr.              26,958,231              6,170
         Joseph Shaker                      26,957,231              7,170
         Bernard J. Dzinski Jr.             26,958,231              6,170
         Steven A. Fournier                 26,957,231              7,170
         H. Dennis Lauzon                   26,957,731              6,670
         Timothy C. Moynahan                26,957,231              7,170

      All seven nominees were elected to the Board. Those individuals represent the entire Board of Directors as no other directors had terms continuing after the meeting.

2) To ratify the selection of BDO Seidman, LLP as independent auditors for the year ending December 31, 2004. The selection of BDO Seidman, LLP was ratified. There were 26,959,331 votes for, 5,070 votes against and 0 votes abstaining.

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

         31.1     Chief Executive Officer Certification

         31.2     Chief Financial Officer Certification

         32.1     Chief Executive  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Chief Financial  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

On May 13, 2004, Hometown filed a report on Form 8-K with respect to Items 7 and 12 on such report, related to the Company's announcing its first quarter 2004 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Hometown Auto Retailers, Inc.


 August 10, 2004                   By: /s/ Corey E.  Shaker
 ---------------
                                   ---------------------------------------------
 Date                              Corey E. Shaker
                                   President and Chief Executive Officer


 August 10, 2004                   By: /s/ Charles F. Schwartz
 ---------------
                                   ---------------------------------------------
 Date                              Charles F. Schwartz
                                   Chief Financial Officer