Form 10-Q
period 2004-09-30
HOMETOWN AUTO RETAILERS INC
filed 2004-11-12
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Title                                 Outstanding
------------------------------------------------         -----------
Common Stock, Class A, par value $.001 per share          3,870,137
Common Stock, Class B, par value $.001 per share          3,519,252

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Balance Sheets at September 30, 2004 (Unaudited)
         and December 31, 2003 (Audited)                                       3
         Unaudited Consolidated Statements of Operations for the three
         and nine months ended September 30, 2004 and 2003                     4
         Unaudited Consolidated Statements of Stockholders' Equity for the
         nine months ended September 30, 2004 and 2003                         5
         Unaudited Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2004 and 2003                              6
         Notes to Unaudited Consolidated Financial Statements                  7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           23

ITEM 4.  Controls and Procedures                                              23

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    24

ITEM 6.  Exhibits and Reports on Form 8-K                                     24

SIGNATURES                                                                    25

CERTIFICATIONS                                                                26

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

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        September 30,   December 31,
                                                ASSETS                      2004            2003
                                                                         (Unaudited)
                                                                        ------------    ------------
Current Assets:
   Cash and cash equivalents                                               $  5,224       $  5,639
   Accounts receivable, net                                                   7,248          6,058
   Inventories, net                                                          38,686         37,774
   Prepaid expenses and other current assets                                    672            625
   Deferred and prepaid income taxes                                          1,216          1,349
                                                                           --------       --------
     Total current assets                                                    53,046         51,445

Property and equipment, net                                                  13,793         12,678
Other assets                                                                  1,067          1,141
                                                                           --------       --------
     Total assets                                                          $ 67,906       $ 65,264
                                                                           ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                                                $ 38,664       $ 38,003
   Accounts payable and accrued expenses                                      5,699          5,798
   Current maturities of long-term debt and capital lease obligations         1,148            996
   Deferred revenue                                                             818            609
                                                                           --------       --------
     Total current liabilities                                               46,329         45,406

Long-term debt and capital lease obligations                                 12,598         12,076
Long-term deferred income taxes                                                 125            125
Other long-term liabilities and deferred revenue                                764            729
                                                                           --------       --------
     Total liabilities                                                       59,816         58,336

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                                  --             --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,870,137 and 3,655,853 shares issued and outstanding,
   respectively                                                                   4              4
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,519,252 shares issued and outstanding                            3              3
   Additional paid-in capital                                                30,017         29,760
   Accumulated deficit                                                      (21,934)       (22,839)
                                                                           --------       --------
     Total stockholders' equity                                               8,090          6,928
                                                                           --------       --------
     Total liabilities and stockholders' equity                            $ 67,906       $ 65,264
                                                                           ========       ========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       For the Three Months                For the Nine Months
                                                        Ended September 30,                Ended September 30,
                                                  -----------------------------       -----------------------------
                                                     2004              2003              2004              2003
                                                  -----------       -----------       -----------       -----------
Revenues
   New vehicle sales                              $    44,291       $    52,786       $   130,182       $   139,668
   Used vehicle sales                                  16,943            16,888            49,633            52,021
   Parts and service sales                              5,984             6,220            18,098            18,655
   Other, net                                           2,064             2,286             5,969             6,259
                                                  -----------       -----------       -----------       -----------
      Total revenues                                   69,282            78,180           203,882           216,603
                                                  -----------       -----------       -----------       -----------
Cost of sales
   New vehicle                                         41,474            49,192           121,789           130,420
   Used vehicle                                        15,359            15,243            44,921            47,006
   Parts and service                                    2,697             2,830             8,269             8,463
                                                  -----------       -----------       -----------       -----------
      Total cost of sales                              59,530            67,265           174,979           185,889
                                                  -----------       -----------       -----------       -----------
      Gross profit                                      9,752            10,915            28,903            30,714

Selling, general and administrative expenses            8,280             9,174            25,367            26,729
                                                  -----------       -----------       -----------       -----------
      Income from operations                            1,472             1,741             3,536             3,985

   Interest income                                         53                22               134                36
   Interest (expense)                                    (802)             (715)           (2,487)           (2,292)
   Other income                                            63                 5                66               956
   Other (expense)                                         (5)               --                (9)               (3)
                                                  -----------       -----------       -----------       -----------
Pre-tax income                                            781             1,053             1,240             2,682

      Provision for income taxes                          211               221               335               888
                                                  -----------       -----------       -----------       -----------
Net income                                        $       570       $       832       $       905       $     1,794
                                                  ===========       ===========       ===========       ===========

Earnings per share, basic                         $      0.08       $      0.12       $      0.12       $      0.25
                                                  ===========       ===========       ===========       ===========

Earnings per share, diluted                       $      0.08       $      0.12       $      0.12       $      0.25
                                                  ===========       ===========       ===========       ===========

Weighted average shares outstanding, basic          7,389,389         7,175,105         7,252,529         7,175,105
Weighted average shares outstanding, diluted        7,493,208         7,212,067         7,429,892         7,187,426

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     Class A                     Class B                              Retained
                                   Common Stock                Common Stock            Additional     Earnings         Total
                              ----------------------      -----------------------        Paid-in    (Accumulated   Stockholders'
                               Shares        Amount        Shares         Amount         Capital      Deficit)        Equity
                              --------      --------      --------       --------      ----------   ------------   -------------
Balance at
    December 31, 2002            3,564      $      3         3,611       $      4       $ 29,760      $(25,217)      $  4,550
Conversion of Class B
Common to Class A Common            33             1           (33)            (1)            --            --             --
Net income                          --            --            --             --             --         1,794          1,794
                              --------      --------      --------       --------       --------      --------       --------
Balance at
 September 30, 2003              3,597      $      4         3,578       $      3       $ 29,760      $(23,423)      $  6,344
                              ========      ========      ========       ========       ========      ========       ========

Balance at
   December 31, 2003             3,656      $      4         3,519       $      3       $ 29,760      $(22,839)      $  6,928
Exercise of Warrants               214            --            --             --            257            --            257
Net income                          --            --            --             --             --           905            905
                              --------      --------      --------       --------       --------      --------       --------
Balance at
September 30, 2004               3,870      $      4         3,519       $      3       $ 30,017      $(21,934)      $  8,090
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

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          For the Nine Months ended
                                                                                 September 30,
                                                                          -------------------------
                                                                             2004          2003
                                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   905       $ 1,794
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                               950         1,010
  (Gain) loss on sale/disposal of sales and service franchise and
    property and equipment                                                       8          (939)
   Deferred income taxes                                                       335           829
   Changes in assets and liabilities:
      Accounts receivable, net                                              (1,190)       (2,095)
      Inventories, net                                                         (85)        5,716
      Prepaid expenses and other current assets                                (47)          (65)
      Prepaid taxes                                                           (202)         (316)
      Other assets                                                               8            37
      Floor plan notes payable                                                 661        (4,257)
      Accounts payable and accrued expenses                                    (99)        1,747
      Deferred revenue - current                                               209           109
      Other long-term liabilities and deferred revenue                          35            11
                                                                           -------       -------
   Net cash provided by operating activities                                 1,488         3,581

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (1,821)         (593)
   Proceeds from sale of sales and service franchise and property and
        equipment                                                               --           942
                                                                           -------       -------
   Net cash provided by (used in) investing activities                      (1,821)          349

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt and capital lease obligations       (1,707)       (1,868)
   Proceeds from long-term borrowings                                        1,368            55
   Exercise of warrants                                                        257            --
                                                                           -------       -------
   Net cash (used in) financing activities                                     (82)       (1,813)

Net increase (decrease) in cash and cash equivalents                          (415)        2,117
CASH AND CASH EQUIVALENTS, beginning of period                               5,639         3,624
                                                                           -------       -------
CASH AND CASH EQUIVALENTS, end of period                                   $ 5,224       $ 5,741
                                                                           =======       =======

 Cash paid for - Interest                                                  $ 2,485       $ 2,325
 Cash paid for - Taxes                                                     $   202       $   316
 Purchases financed by capital lease obligations                           $ 1,013       $   958

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 9 franchised dealerships and 1 stand-alone service facility, located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 9 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury and Toyota.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Stock-based Compensation

      At September 30, 2004, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan"). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                       2004            2003            2004            2003
                                                     ---------       ---------       ---------       ---------
                                                                           (in thousands)
Net income, as reported                              $     570       $     832       $     905       $   1,794
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects (1)                                                 (7)            (10)            (21)            (22)
                                                     ---------       ---------       ---------       ---------
Pro forma net income                                 $     563       $     822       $     884       $   1,772
                                                     =========       =========       =========       =========
Earnings per share:
Basic, as reported                                   $    0.08       $    0.12       $    0.12       $    0.25
Basic, pro forma                                     $    0.08       $    0.11       $    0.12       $    0.25

Diluted, as reported                                 $    0.08       $    0.12       $    0.12       $    0.25
Diluted, pro forma                                   $    0.08       $    0.11       $    0.12       $    0.25

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

3.    EARNINGS PER SHARE

      "Basic earnings per share" is computed by dividing net income by the weighted average common shares outstanding. "Diluted earnings per share" is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options and warrants to purchase approximately 556,000 and 1,132,000 shares of common stock were outstanding as of September 30, 2004 and 2003, respectively. Basic and diluted weighted average shares for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                        2004           2003                     2004           2003
                                      ---------      ---------                ---------      ---------

Basic, Weighted Average Shares        7,389,389      7,175,105                7,252,529      7,175,105

Common Stock Equivalents                103,819         36,962                  177,363         12,321
                                      ---------      ---------                ---------      ---------
Diluted, Weighted Average Shares      7,493,208      7,212,067                7,429,892      7,187,426
                                      =========      =========                =========      =========

      The common stock equivalents are options and warrants whose exercise price is less than the average market price of the common shares during the period. For the three and nine months ended September 30, 2004, options and warrants to purchase approximately 286,000 and 133,000 shares, respectively of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period. For the three and nine months ended September 30, 2003, options and warrants to purchase 947,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period.

      The basic  and  diluted  income  per  share  for the  three  months  ended
September 30, 2004 and 2003 is $0.08 and $0.12, respectively. The basic and diluted income per share for the nine months ended September 30, 2004 and 2003 is $0.12 and $0.25, respectively. The nine months ended September 30, 2003 includes $0.08 per share from the gain on sale of a Chrysler/Jeep sales and service franchise in June 2003.

4.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                                9/30/04           12/31/03
                                                -------           --------
                                                      (in thousands)
New Vehicles                                    $29,088           $28,420
Used Vehicles                                     7,714             7,255
Parts, accessories and other                      1,884             2,099
                                                -------           -------
   Total Inventories                            $38,686           $37,774
                                                =======           =======

      The lower of cost or market reserves were $0.7 million at September 30, 2004 and December 31, 2003.

5.    INTANGIBLE ASSETS

      As of September 30, 2004 and December 31, 2003, Hometown's intangible assets consisted of the following:

                                                  9/30/04          12/31/03
                                                  -------          --------
                                                       (in thousands)
Deferred finance charges                           $ 272             $ 267
Accumulated amortization                            (115)              (98)
Non-compete agreement                                381               381
Accumulated amortization                            (317)             (270)
Franchise Fee                                         10                10
Accumulated amortization                              (3)               (1)
                                                   -----             -----
   Net intangible assets                           $ 228             $ 289
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

7.    BUILDING PURCHASE / OTHER INDEBTEDNESS

      In June 2004, Hometown exercised an option to buy the building leased by its Brattleboro, VT. dealership. The purchase price was $1.5 million plus closing costs. The purchase was financed by a $1.05 million bank loan, a $0.3 million term note held by the seller and $0.15 million in cash. The bank loan is for 10 years, carries an interest rate of 7.0% for the first five years and is variable thereafter with monthly payments sufficient to amortize the loan over a 15-year period. After 10 years, the terms of the bank loan will be renegotiated. The note held by the seller is payable over three years and carries an interest rate of 10.5%.

8.    EXERCISE OF WARRANTS / COMMON STOCK

      In connection with a Private Equity Financing in July 2001, Hometown issued warrants that entitled the holders to purchase up to 487,498 shares of Class A Common Stock at a purchase price of $1.20 per share, exercisable over a three-year period. In June 2004, 214,284 warrants were exercised for approximately $257,000 and 214,284 shares of Class A Common Stock were issued. All remaining warrants expired in July 2004.

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

      Hometown and its chief executive officer were served with a third lawsuit brought by Edward and Salvatore Vergopia claiming defamation and tortious interference with contract arising out of a letter allegedly sent to one of Hometown's automobile manufacturers. Since the original filing, the Vergopias have sought to add Hometown's Regional Vice President - South as an additional defendant. Litigation counsel has been retained by our insurers to represent us in this action as well. The third action had been removed from New Jersey state court to Federal court, but has been remanded to state court in New Jersey. Discovery has been initiated. Hometown presently believes that this third action by the Vergopias involves damage claims that are similar to those already made in the two pending actions in the Superior Court of New Jersey in Bergen County which are scheduled for trial November 29, 2004.

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

      Universal Underwriters Group ("Universal"), Hometown's insurance provider, commenced a lawsuit against Federal Insurance Company an affiliate of The Chubb Group of Insurance Companies ("Federal"), Hometown's former Director and Officer Liability Insurance provider, Hometown, certain officers, directors and shareholders of Hometown and the Vergopias seeking a declaration of its coverage obligations with respect to the suit brought by the Vergopias discussed above. The suit has been consolidated with the suit brought by the Vergopias for discovery and case management purposes. It is scheduled to be tried immediately following the conclusion of the Vergopias suit. Universal originally acknowledged its obligation to defend and indemnify Hometown against the Vergopias claims and engaged separate counsel to represent Hometown and its directors. Universal is now seeking to limit its obligations under the comprehensive insurance policy as well as require Federal to share in defense and indemnity obligations. Hometown originally commenced an action seeking affirmative declaration of its rights under its policy with Universal, but allowed this action to be stayed pending a resolution of the action brought by Universal. Hometown has brought counterclaims against Universal and a cross-claim for declaratory judgment against Federal. Hometown maintains that the insurers are obligated to defend and indemnify on all claims brought by the Vergopias. Hometown's former counsel and assistant secretary was previously added to the case as a defendant in the action and has made cross-claims against Hometown demanding indemnification for claims made by the Vergopias against him in the underlying action. The claims made by the Vergopias against Hometown's former counsel and assistant secretary have been disposed of as the court granted summary judgment against the Vergopias as to those claims. Hometown believes it has meritorious claims and is vigorously defending this action and prosecuting its counterclaims and cross-claims. Hometown does not believe that the eventual outcome of the case will have a material adverse effect on Hometown's consolidated financial position or results of operations.

      Hometown from time to time may be a defendant in lawsuits arising from normal business activities. Management reviews pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Hometown's consolidated financial position or results of operations.

      Guarantees

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. As of September 30, 2004 the mortgage debt balance is $4.4 million. Hometown makes annual lease payments of approximately $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. The lease was recorded as a capital lease. The capital lease obligation is $4.0 million at September 30, 2004.

      Warranties

      Hometown's new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty, whereby the part and certain labor costs are covered under the limited manufacturer warranty. Also, certain Hometown dealerships provide a three or five year 100,000-mile limited warranty on new and/or used vehicles. The cost of this warranty is charged to the cost of sale of the vehicle. The warranty covers certain parts and service for three or five years or until the vehicle reaches an odometer reading of 100,000 miles, whichever comes sooner. The warranty is insured, making the cost of the warranty fixed for Hometown. The insurance company pays costs associated with the warranty work to Hometown. An insurance company that is wholly owned by Ford Motor Company reinsures the insurance policy. If the insurance company were to fail, Hometown would be responsible for the costs of the service. Hometown has not recorded any additional reserve for this warranty program.

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At September 30, 2004 and December 31, 2003, Hometown has a reserve of $194,000 and $175,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                                  Balance At      Additions To                   Balance At
                                                 Beginning of       Costs and                      End of
           Reserve for Policy Work                   Year           Expenses       Deductions      Quarter
   ----------------------------------------    ----------------  ---------------  ------------  -------------
 Nine Months Ended September 30, 2004              $175,000         $551,000       $(532,000)     $194,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships.

      Connecticut dealerships operate under state laws which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At September 30, 2004 and December 31, 2003, Hometown had $1,181,000 and $1,225,000
of related deferred revenue, respectively. During the nine months ended September 30, 2004, these dealerships generated approximately $315,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $359,000 of deferred revenue was amortized to Other Revenues, net. At September 30, 2004 and December 31, 2003, Hometown also had other deferred revenue of $399,000 and $112,000, respectively. The 2004 other deferred revenue of $399,000, represents the balance of a $500,000 advance on warranty income from Hometown's Extended Service Plan vendor received June 2004. It is estimated that this advance will be earned over the next 12 months. There were no fees or other costs associated with the advance.

      Franchise Agreements

      In August 2004, Toyota Motor Sales, U.S.A., Inc. notified Hometown that the current Toyota Dealer Agreement was extended through November 18, 2004. Hometown is currently awaiting receipt of a revised new Toyota Dealer Agreement and anticipates executing that agreement prior to the expiration of the current agreement. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, including the Vergopia's as discussed above in Note 9, Commitments and Contingencies - Litigation. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2003 had combined revenues of $105.1 million and pre-tax income before allocation of corporate costs of $2.3 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A. prior to the expiration of the current dealer agreement.

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

OVERVIEW

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 9 franchised dealerships and 1 stand-alone service facility located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 9 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury and Toyota.

UNITS

      The units sold by category for Hometown for the three and nine months ended September 30, 2004 and 2003, are as follows:

                                     For the three months    For the nine months
                                      ended September 30,    ended September 30,
                                       2004        2003        2004        2003
                                      ------      ------      ------      ------
New vehicle                            1,663       1,990       4,814       5,456
Used vehicle - retail                    864         947       2,560       2,883
Used vehicle - wholesale                 932         936       2,767       2,316
                                      ------      ------      ------      ------
Total units sold                       3,459       3,873      10,141      10,655
                                      ======      ======      ======      ======

      Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. The units sold by category for Hometown on a same store basis (excluding the aforementioned Chrysler/Jeep dealership for all periods) for the three and nine months ended September 30, 2004 and 2003, are as follows:

                                    For the three months     For the nine months
                                     ended September 30,     ended September 30,
                                       2004        2003        2004        2003
                                      ------      ------      ------      ------
New vehicle                            1,663       1,990       4,814       5,363
Used vehicle - retail                    846         911       2,455       2,772
Used vehicle - wholesale                 922         947       2,748       2,311
                                      ------      ------      ------      ------
Total units sold                       3,431       3,848      10,017      10,446
                                      ======      ======      ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003.

      REVENUE

      Total revenue decreased $8.9 million, or 11.4% to $69.3 million for the three months ended September 30, 2004 from $78.2 million for the three months ended September 30, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. At that time, sales of new vehicles along with parts and service stopped at that location while sales of used vehicles continued until August 2004. On a same store basis (excluding the Chrysler/Jeep revenues for all periods), revenues decreased $8.8 million or 11.3% to $69.0 million for the three months ended September 30, 2004 from $77.8 million for the three months ended September 30, 2003. This decrease was primarily due to decreased sales of new vehicles ($8.5 million).

      Revenue from the sale of new vehicles decreased $8.5 million, or 16.1% to $44.3 million for the three months ended September 30, 2004 from $52.8 million for the three months ended September 30, 2003. The decrease is attributable to a reduction of 327 units sold ($8.7 million) in 2004 compared to 2003, partially offset by a 0.4% increase in average selling price ($0.2 million). All dealerships contributed to the decrease as follows: Lincoln Mercury ($3.6 million), Toyota ($2.1 million), Chevrolet ($1.1 million), Chrysler/Jeep ($0.7 million), Ford ($0.5 million) and Mazda ($0.5 million). The decrease at the Lincoln Mercury dealerships was primarily due to a decrease of 103 units sold in 2004 compared to 2003 ($3.6 million). This is net of a 5 unit increase in livery sales ($0.2 million). The decrease at the Toyota dealerships was primarily due to a decrease of 84 units sold in 2004 compared to 2003 ($2.0 million), combined with a 1.0% decrease in the average selling price ($0.1 million). The decrease at the Chevrolet dealership was primarily due to a decrease of 66 units sold in 2004 compared to 2003 ($1.6 million), partially offset by a 12.0% increase in the average selling price ($0.5 million). The Chrysler/Jeep decrease was primarily due to a decrease of 30 units sold ($0.8 million) in 2004 compared to 2003, partially offset by a 6.7% increase in the average selling price ($0.1 million). The decrease at the Ford dealership was primarily due to a decrease of 24 units sold in 2004 compared to 2003 ($0.6 million), partially offset by a 4.1% increase in the average selling price ($0.1 million). The decrease at the Mazda dealership was primarily due to a decrease of 20 units sold in 2004 compared to 2003 ($0.4 million), combined with a 2.2% decrease in average selling price ($0.1 million).

      Revenue from the sale of used vehicles remained constant at $16.9 million for the three months ended September 30, 2004 and September 30, 2003. On a same store basis, revenues increased $0.1 million or 0.6% to $16.7 million for the three months ended September 30, 2004 from $16.6 million for the three months ended September 30, 2003. This was due to: (i) increased used vehicle sales at wholesale ($0.4 million), due to a 14.7% increase in average selling price ($0.5 million), partially offset by a decrease of 25 units sold in 2004 compared to 2003 ($0.1 million); and (ii) decreased used vehicle revenues at retail ($0.2 million), due to a decrease of 65 units ($1.0 million), partially offset by a 5.7% increase in average selling price ($0.8 million). The increase in wholesale average selling price is a function of the vehicles that were taken as trade-ins at the time of new vehicle purchases. The Lincoln Mercury ($0.1 million), Chrysler/Jeep ($0.1 million), Ford ($0.1 million), and Chevrolet ($0.1 million) dealerships experienced increases in used vehicle sales at wholesale. The decreased revenues at retail were primarily due to decreases at the Toyota ($0.9 million), Lincoln Mercury ($0.1 million) and Ford ($0.1 million) dealerships, partially offset by increases at the Chevrolet ($0.7 million) and Chrysler/Jeep ($0.2 million) dealerships. The decrease at Toyota was primarily due to a decrease of 69 units. The decrease at the Lincoln Mercury dealerships was primarily due to a decrease of 42 units ($0.7 million), partially offset by a 13.0% increase in average selling price ($0.6 million). The decrease at Ford was primarily due to a decrease of 4 units, combined with a 2.2% decrease in average selling price ($0.1 million combined). The increase at Chevrolet was primarily due to the sale of an additional 43 units ($0.6 million), combined with a 7.7% increase in average selling price ($0.1 million).

      Parts and service revenue decreased $0.2 million, or 3.2% to $6.0 million for the three months ended September 30, 2004 from $6.2 million for the three months ended September 30, 2003. On a same store basis, the decrease in other dealership revenues remained at $0.2 million. The decrease was primarily due to the Lincoln Mercury ($0.2 million) dealerships.

      Other dealership revenues decreased $0.2 million, or 8.7% to $2.1 million for the three months ended September 30, 2004 from $2.3 million for the three months ended September 30, 2003. On a same store basis, the decrease in other dealership revenues remained at $0.2 million. This decrease is attributable to decreases in other dealership revenues of both new and used vehicles.

      GROSS PROFIT

      Total gross profit decreased $1.1 million, or 10.1%, to $9.8 million for the three months ended September 30, 2004, from $10.9 million for the three months ended September 30, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on September 3, 2003. At that time, sales of new vehicles along with parts and service stopped at that location while sales of used vehicles continued until August 2004. On a same store basis (excluding the Chrysler/Jeep gross profit for all periods), gross profit decreased $1.0 million, or 9.3% to $9.8 million for the three months ended September 30, 2004, from $10.8 million for the three months ended September 30, 2003. This decrease was attributable to decreased gross profit on: (i) new vehicle sales ($0.8 million), (ii) parts and service sales ($0.1 million) and (iii) other dealership revenues ($0.1 million). Gross profit percentage for Hometown was 14.1% for the three months ended September 30, 2004 and 13.9% for the three months ended September 30, 2003. Adjusting both periods for Toyota and Chevrolet fleet sales, gross profit percentage was 14.2% for the three months ended September 30, 2004 and 14.0% for the three months ended September 30, 2003.

      Gross profit on the sale of new vehicles decreased $0.8 million, or 22.2%, to $2.8 million for the three months ended September 30, 2004, from $3.6 million for the three months ended September 30, 2003. The decrease in gross profit is primarily attributable to a decrease of 327 units ($0.6 million), combined with a 6.3% decrease in average gross profit per vehicle ($0.2 million). The following brands experienced a decrease in gross profit on the sale of new vehicles in the 2004 period compared to 2003: Lincoln Mercury ($0.5 million), Toyota ($0.1 million), Chevrolet ($0.1 million) and Ford ($0.1 million). The Lincoln Mercury decrease was primarily due to a decrease of 103 units ($0.3 million) combined with a 21.1% decrease in average gross profit per unit ($0.2 million), or a 15.0% decrease in average gross profit per unit when not including livery sales ($0.1 million). The Toyota and Chevrolet decreases are due to a decrease of 84 units and 66 units sold, respectively. The Ford decrease was due to the decrease of 24 units combined with a 3.7% decrease in average gross profit per unit. Gross profit percentage for 2004 was 6.4% compared to 6.8% for 2003. Adjusting both periods for Toyota and Chevrolet fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.4% in 2004 and 6.9% in 2003.

      Gross profit on the sale of used vehicles remained constant at $1.6 million for the three months ended September 30, 2004 and September 30, 2003. On a same store basis, revenues remained at $1.6 million for both periods. Increases at the Chevrolet ($0.1 million) and Chrysler/Jeep ($0.1 million) dealerships were offset by decreases at the Lincoln Mercury ($0.1 million) and Toyota ($0.1 million) dealerships. The majority of the changes were at retail. A decrease of 65 units ($0.1 million), was offset by a 7.3% increase in average gross profit per unit ($0.1 million). Gross profit at wholesale remained constant. Gross profit percentage on the sale of used vehicles was 9.5% in 2004 compared to 9.6% in 2003.

      Parts and service gross profit decreased $0.1 million, or 2.9%, to $3.3 million for the three months ended September 30, 2004, from $3.4 million for the three months ended September 30, 2003. The decrease was primarily due to the Lincoln Mercury ($0.1 million) dealerships. Gross profit percentage was 54.9% in 2004 compared to 54.5% in 2003.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased $0.9 million, or 9.8%, to $8.3 million for the three months ended September 30, 2004 from $9.2 million for the three months ended September 30, 2003. The decrease is primarily attributable to reductions in payroll and related taxes and benefits ($0.7 million), professional fees ($0.3 million) and various reserves for chargebacks (less than $0.1 million), partially offset by an increase in advertising of $0.1 million.

      INTEREST EXPENSE

      Interest expense increased $0.1 million, or 14.3%, to $0.8 million for the three months ended September 30, 2004, from $0.7 million for the three months ended September 30, 2003. The increase is primarily due to an increase of floorplan interest expense resulting from higher average borrowings.

      PROVISION FOR INCOME TAX

      The effective income tax rate was 27.0% in the quarter ended September 30, 2004 and 21.0% in the same period of 2003. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2004 rate reflects the expected full year effective tax rate adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes.

      NET INCOME AND EARNINGS PER SHARE

      Net income decreased $0.2 million to $0.6 million for the three months ended September 30, 2004, from $0.8 million for the three months ended September 30, 2003. See above for explanation of the decrease.

      The basic and diluted income per share for the three months ended September 30, 2004 and 2003 is $0.08 and $0.12, respectively. See Note 3 to the consolidated financial statements.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003.

      REVENUE

      Total revenue decreased $12.7 million, or 5.9% to $203.9 million for the nine months ended September 30, 2004, from $216.6 million for the nine months ended September 30, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. At that time, sales of new vehicles along with parts and service stopped at that location while sales of used vehicles continued until August 2004. On a same store basis (excluding the Chrysler/Jeep revenues for all periods), revenues decreased $9.0 million or 4.2% to $202.8 million for the nine months ended September 30, 2004, from $211.8 million for the nine months ended September 30, 2003. This decrease was primarily due to decreased sales of new vehicles ($7.0 million) and used vehicles ($1.6 million).

      Revenue from the sale of new vehicles decreased $9.5 million, or 6.8% to $130.2 million for the nine months ended September 30, 2004, from $139.7 million for the nine months ended September 30, 2003. On a same store basis, revenues decreased $7.0 million, or 5.1% to $130.2 million for the nine months ended September 30, 2004, from $137.2 million for the nine months ended September 30, 2003. The decrease is attributable to a reduction of 549 units sold in 2004 compared to 2003 ($14.0 million), partially offset by a 5.7% increase in average selling price ($7.0 million). The increase in average selling price is primarily due to higher fleet sales in 2003 compared to 2004. The fleet sales had a lower average selling price than other units sold. Excluding Toyota and Chevrolet fleet sales, there was a 2.6% increase in average selling price. The decrease is primarily from Hometown's Toyota ($5.3 million), Ford ($1.5 million), Chevrolet ($1.0 million), and Mazda ($0.6 million) dealerships, partially offset by increases at Lincoln Mercury ($1.2 million) and Chrysler/Jeep ($0.2 million). The decrease at the Toyota dealerships was primarily due a decrease in fleet sales of $4.4 million, due to a decrease of 316 units sold in 2004 compared to 2003. Excluding the decrease in fleet sales, other Toyota sales decreased $0.9 million, due to a decrease of 91 units sold in 2004 compared to 2003 ($2.1 million), partially offset by a 2.4% increase in the average selling price ($1.2 million). The decrease at the Ford dealership was primarily due to a decrease of 64 units sold in 2004 compared to

2003 ($1.7 million), partially offset by a 1.7% increase in average selling price ($0.2 million). The decrease at the Chevrolet dealership was primarily due to a decrease in fleet sales of $0.8 million, due to a decrease of 42 units sold in 2004 compared to 2003. Excluding the decrease in fleet sales, other Chevrolet sales decreased $0.2 million, due to a decrease of 40 units sold in 2004 compared to 2003 ($1.0 million), partially offset by a 5.7% increase in the average selling price ($0.8 million). The decrease at the Mazda dealership was primarily due to a decrease of 28 units sold in 2004 compared to 2003. The increase at the Lincoln Mercury dealerships was primarily due to an increase of 140 livery units sold in 2004 compared to 2003 ($5.4 million), partially offset by a decrease of other sales of $4.2 million due to a decrease of 105 units sold in 2004 compared to 2003 ($3.7 million), combined with a 2.1% decrease in the average selling price ($0.5 million). The Chrysler/Jeep increase was primarily due to a 5.2% increase in the average selling price ($0.3 million), partially offset by a decrease of 3 units sold ($0.1 million) in 2004 compared to 2003.

      Revenue from the sale of used vehicles decreased $2.4 million, or 4.6% to $49.6 million for the nine months ended September 30, 2004 from $52.0 million for the nine months ended September 30, 2003. On a same store basis, revenues decreased $1.6 million or 3.2% to $48.6 million for the nine months ended
September 30, 2004 from $50.2 million for the nine months ended September 30, 2003. This was due to: (i) decreased used vehicle revenues at retail ($2.7 million), due to a decrease of 317 units ($4.6 million), partially offset by a 5.2% increase in average selling price ($1.9 million), (ii) partially offset by increased used vehicle sales at wholesale ($1.1 million), due to an increase of 437 units sold in 2004 compared to 2003 ($1.8 million), partially offset by a 6.1% decrease in average selling price ($0.7 million). The decrease in wholesale average selling price is a function of the vehicles that were taken as trade-ins at the time of new vehicle purchases. Although the average selling price on wholesale decreased in 2004 from 2003, average gross profit per unit increased slightly. Used vehicle inventory available for sale at retail increased during the year due to the increased new vehicle sales (during the first quarter of
2004) bringing in more vehicles as trade-ins at time of new vehicle purchase. This combined with the decrease in used vehicle sales at retail caused more vehicles to be sold at wholesale to manage used vehicle inventory levels. The decreased revenues at retail were primarily due to decreases at the Toyota ($2.5 million), Ford ($1.2 million), Lincoln Mercury ($1.0 million), and Mazda ($0.2 million) dealerships, partially offset by increases at the Chevrolet ($2.0 million) and Chrysler/Jeep ($0.2 million) dealerships. The decrease at Toyota was primarily due to a decrease of 212 units ($3.0 million), partially offset by a 5.1% increase in average selling price ($0.5 million). The decrease at Ford was primarily due to a decrease of 69 units ($1.0 million), combined with a 3.9% decrease in average selling price ($0.2 million). The decrease at the Lincoln Mercury dealerships was primarily due to a decrease of 135 units ($2.2 million), partially offset by a 10.2% increase in average selling price ($1.2 million). The decrease at Mazda was primarily due to a decrease of 24 units ($0.3 million), partially offset by a 10.7% increase in average selling price ($0.1 million). The increase at Chevrolet was primarily due to the sale of an additional 120 units ($1.6 million), combined with a 6.0% increase in average selling price ($0.4 million). The increase at Chrysler/Jeep was primarily due to a 2.9% increase in average selling price. The Toyota ($0.7 million), Lincoln Mercury ($0.2 million) and Ford ($0.2 million) dealerships experienced increases in used vehicle revenues at wholesale.

      Parts and service revenue decreased $0.6 million, or 3.2% to $18.1 million for the nine months ended September 30, 2004, from $18.7 million for the nine months ended September 30, 2003. On a same store basis, parts and service revenue decreased $0.1 million, or 0.5% to $18.1 million for the nine months ended September 30, 2004, from $18.1 million for the nine months ended September 30, 2003. Decreases at the Lincoln Mercury ($0.5 million) and Chrysler/Jeep ($0.1 million) dealerships were partially offset by increases at the Toyota ($0.3 million), Ford ($0.1 million) and Chevrolet ($0.1 million) dealerships.

      Other dealership revenues decreased $0.3 million, or 4.8% to $6.0 million for the nine months ended September 30, 2004, from $6.3 million for the nine months ended September 30, 2003. On a same store basis, other dealership revenues decreased $0.2 million, or 3.3% to $5.9 million for the nine months ended September 30, 2004, from $6.1 million for the nine months ended September 30, 2003. Decreases in other dealership revenues of used vehicles ($0.3 million), was partially offset by increases in other dealership revenues of new vehicles ($0.1 million).

      GROSS PROFIT

      Total gross profit decreased $1.8 million, or 5.9%, to $28.9 million for the nine months ended September 30, 2004, from $30.7 million for the nine months ended September 30, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. At that time, sales of new vehicles along with parts and service stopped at that location while sales of used vehicles continued until August 2004. On a same store basis (excluding the Chrysler/Jeep gross profit for all periods), gross profit decreased $1.3 million, or 4.3% to $28.7 million for the nine months ended September 30, 2004, from $30.0 million for the nine months ended September 30, 2003. This decrease was primarily attributable to decreased gross profit on new vehicle sales ($0.7 million), used vehicle sales ($0.3 million), other dealership revenues ($0.2 million),and parts and service sales ($0.1 million). Gross profit percentage for Hometown was 14.2% for the nine months ended September 30, 2004 and September 30, 2003. Adjusting both periods for Toyota and Chevrolet fleet sales, gross profit percentage was 14.2% for the nine months ended September 30, 2004 and 14.6% for the nine months ended September 30, 2003.

      Gross profit on the sale of new vehicles decreased $0.8 million, or 8.7%, to $8.4 million for the nine months ended September 30, 2004, from $9.2 million for the nine months ended September 30, 2003. On a same store basis gross profit on the sale of new vehicles decreased $0.7 million, or 7.7%, to $8.4 million for the nine months ended September 30, 2004, from $9.1 million for the nine months ended September 30, 2003. The decrease in gross profit is primarily attributable to a decrease of 549 units ($0.9 million), partially offset by a 3.0% increase in average gross profit per vehicle ($0.2 million). The unit decrease includes a 358-unit decrease attributable to Toyota (316 units) and Chevrolet (42 units) fleet sales, which had a minimal effect on gross profit ($40,000). Excluding fleet sales, the following brands experienced decreases in gross profit on the sale of new vehicles in 2004 compared to 2003: Lincoln Mercury ($0.6 million), Ford ($0.2 million) and Chevrolet ($0.1 million). The Lincoln Mercury decrease is net of an increase of $0.1 million attributable to a 140-unit increase in livery sales. Partially offsetting this were increases at: Chrysler/Jeep ($0.1 million), and Mazda ($0.1 million). These increases were primarily due to increased gross profit per unit. Gross profit percentage was 6.4% for the 2004 period and 6.6% for the 2003 period. Adjusting both periods for Toyota and Chevrolet fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.5% in 2004 and 6.9% in 2003.

      Gross profit on the sale of used vehicles decreased $0.3 million, or 6.0%, to $4.7 million for the nine months ended September 30, 2004, from $5.0 million for the nine months ended September 30, 2003. On a same store basis, gross profit decreased $0.3 million, or 6.1%, to $4.6 million for the nine months ended September 30, 2004, from $4.9 million for the nine months ended September 30, 2003. This decrease is primarily due to a 317-unit decrease at retail ($0.5 million), partially offset by a 5.4% increase in average gross profit per retail unit ($0.2 million). Decreases at retail for the Toyota ($0.3 million), Lincoln Mercury ($0.2 million), and Ford ($0.1 million) dealerships were partially offset by increases at the Chevrolet ($0.2 million) and Chrysler/Jeep ($0.1 million) dealerships. Gross profit on wholesale increased slightly due to an additional 437 units sold in 2004 compared to 2003. Gross profit percentage on the sale of used vehicles was 9.4% in 2004 compared to 9.7% in 2003.

      Parts and service gross profit decreased $0.4 million, or 3.9%, to $9.8 million for the nine months ended September 30, 2004, from $10.2 million for the nine months ended September 30, 2003. On a same store basis, gross profit decreased $0.2 million, or 2.0%, to $9.8 million for the nine months ended September 30, 2004, from $10.0 million for the nine months ended September 30, 2003. Gross profit percentage was 54.3% in 2004 compared to 54.7% in 2003. Decreases at the Lincoln Mercury ($0.3 million) and Chrysler/Jeep ($0.1 million) dealerships were partially offset by increases at the Toyota ($0.1 million) and Mazda, Ford and Chevrolet (together totaling $0.1 million) dealerships.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased $1.3 million, or 4.9%, to $25.4 million for the nine months ended September 30, 2004 from $26.7 million for the nine months ended September 30, 2003. The decrease is primarily attributable to reductions in payroll and related taxes and benefits ($1.2 million), various reserves for chargebacks ($0.3 million) and professional fees ($0.3 million), partially offset by an increase in advertising of $0.4 million. Approximately $0.2 million of the decrease in payroll and related taxes is due to the sale of the Chrysler/Jeep sales and service franchise in June 2003.

      OTHER INCOME

      In June 2003, Hometown sold a Chrysler/Jeep sales and service franchise in Waterbury, CT resulting in a gain of approximately $936,000 recorded in Other Income.

      INTEREST EXPENSE

      Interest expense increased $0.2 million, or 8.7%, to $2.5 million for the nine months ended September 30, 2004, from $2.3 million for the nine months ended September 30, 2003. The increase is primarily due to an increase of floorplan interest expense resulting from higher average borrowings.

      PROVISION FOR INCOME TAX

      The effective income tax rate was 27.0% in the nine months ended September 30, 2004 and 33.1% in the same period of 2003. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2004 rate reflects the expected full year effective tax rate adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes.

      NET INCOME AND EARNINGS PER SHARE

      Net income decreased $0.9 million to $0.9 million for the nine months ended September 30, 2004, from $1.8 million for the nine months ended September 30, 2003. The decrease is primarily due to the gain on sale of the Chrysler/Jeep sales and service franchise recorded in Other Income in 2003. See above for explanation of other changes.

      The basic and diluted income per share for the nine months ended September 30, 2004 and 2003 is $0.12 and $0.25, respectively. The nine months ended September 30, 2003 includes $0.08 per share from the gain on sale of a Chrysler/Jeep sales and service franchise in June 2003. See Note 3 to the consolidated financial statements.

CYCLICALITY

      Hometown's operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect Hometown's operations, Hometown believes that the impact on Hometown's operations of future negative trends in such factors will be somewhat mitigated by its (i) strong parts, service and collision repair services, (ii) variable cost salary structure, (iii) geographic regional focus, and (iv) product diversity.

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

      Cash and Cash Equivalents

      Total cash and cash equivalents was $5.2 million and $5.6 million at September 30, 2004 and December 31, 2003, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                                            Nine months ended
                                                               September 30,
                                                           2004           2003
                                                          -------       -------
                                                             (in thousands)
Net cash provided by operating activities                 $ 1,488       $ 3,581
Net cash provided by (used in) investing activities        (1,821)          349
Net cash (used in) financing activities                       (82)       (1,813)
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents      $  (415)      $ 2,117
                                                          =======       =======

      For the nine months ended September 30, 2004, net cash provided from operations of $1.5 million primarily consists of: (i) net income plus non-cash items of $2.2 million and (ii) the increase in floor plan liability in excess of the increase in inventory of $0.6 million, (iii) partially offset by an increase in accounts receivable of $1.2 million. Net cash used in investing activities of $1.8 million is due to capital expenditures, primarily the Brattleboro, VT. building purchased in June 2004 for $1.5 million. Net cash used in financing activities of $0.1 million is due to principal payments of long-term debt and capital lease obligations of $1.7 million; partially offset by proceeds from long-term borrowings of $1.4 million and exercise of warrants of $0.26 million. The long-term borrowings were used to acquire the Brattleboro, VT. building discussed above.

      For the nine months ended September 30, 2003, net cash provided from operations of $3.6 million primarily consists of: (i) net income plus non-cash items of $2.7 million; (ii) the decrease in inventory in excess of the decrease in floor plan liability of $1.5 million; and (iii) an increase in accounts payable and accrued expenses of $1.7 million, partially offset by increased accounts receivable of $2.1 million. Net cash provided by investing activities of $0.3 million is primarily due to the proceeds from the sale of a Chrysler/Jeep Sales and Service Franchise of $0.9 million, partially offset by capital expenditures of $0.6 million. Net cash used in financing activities of $1.8 million is primarily due to principal payments of long-term debt and capital lease obligations.

      Capital Expenditures

      Capital expenditures for fiscal 2004 are expected to be approximately $2.2 million, consisting primarily of the purchase of a building, equipment and leasehold improvements. The building was acquired in June 2004 for $1.5 million. It is a Hometown dealership that had been previously leased, that had a purchase option. See Other Indebtedness.

      Receivables

      Hometown had $7.2 million in accounts receivable at September 30, 2004 compared to $6.1 million at December 31, 2003. The majority of those receivables, $3.7 million and $3.1 million as of September 30, 2004 and December 31, 2003, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. The allowance for doubtful accounts is $0.3 million at September 30, 2004 and December 31, 2003.

      Floor Plan Financing

      Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). See Note 6 to the consolidated financial statements.

      Other Indebtedness

      In June 2004, Hometown exercised an option to buy the building leased by its Brattleboro, VT. dealership. The purchase price was $1.5 million plus closing costs. The purchase was financed by a $1.05 million bank loan, a $0.3 million term note held by the seller and $0.15 million in cash. The bank loan is for 10 years, carries an interest rate of 7.0% for the first five years and is variable thereafter with monthly payments sufficient to amortize the loan over a 15-year period. After 10 years, the terms of the bank loan will be renegotiated. The note held by the seller is payable over three years and carries an interest rate of 10.5%.

      Exercise of Warrants / Common Stock

      In connection with a Private Equity Financing in July 2001, Hometown issued warrants that entitled the holders to purchase up to 487,498 shares of Class A Common shares at a purchase price of $1.20 per share, exercisable over a three-year period. In June 2004, 214,284 warrants were exercised for approximately $257,000, and 214,284 shares of Class A Common shares were issued. All remaining warrants expired in July 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts outstanding at September 30, 2004 of $38.7 million, a 1% change in the prime rate would result in a $0.4 million change to annual floor plan interest expense.

      At September 30, 2004, Hometown invested $4.2 million of excess cash, of which $1.0 million was invested in money market accounts paying a weighted average interest rate of 1.06% at September 30, 2004, and $3.2 million was invested in a Ford Motor Credit Company cash management account paying interest of 5.50% at September 30, 2004. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.

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

      At September 30, 2004, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

            31.1  Chief Executive Officer Certification

            31.2  Chief Financial Officer Certification

            32.1  Chief Executive  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Chief Financial  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

            On August 11, 2004, Hometown filed a report on Form 8-K with respect to Items 7 and 12 on such report, related to the Company's announcing its second quarter 2004 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Hometown Auto Retailers, Inc.


November 11, 2004                     By: /s/ Corey E.  Shaker
------------------------              --------------------------------------
Date                                  Corey E. Shaker
                                      President and Chief Executive Officer


November 11, 2004                     By: /s/ Charles F. Schwartz
------------------------              --------------------------------------
Date                                  Charles F. Schwartz
                                      Chief Financial Officer