Form 10-K
period 2004-12-31
HOMETOWN AUTO RETAILERS INC
filed 2005-03-24
CIK 1061117

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

                   For the fiscal year ended December 31, 2004

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

                             1309 SOUTH MAIN STREET
                               WATERBURY, CT 06706
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (203) 756-1300

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $3,108,000. Non-affiliates are defined as holders of Class A Common Stock that do not also hold Class B Common Stock. Hometown used closing selling price in the calculation.

      The number of shares outstanding of the registrant's Class A and Class B Common Stock, $.001 par value, as of March 22, 2005 was 6,449,389 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          HOMETOWN AUTO RETAILERS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                                                      Page
                                                                      ----
PART I
   Item 1.   Business............................................       3
   Item 2.   Properties..........................................      17
   Item 3.   Legal Proceedings...................................      19
   Item 4.   Submission of Matters to a Vote of Security Holders.      20

PART II
   Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters...............................      21
   Item 6.   Selected Financial Data.............................      22
   Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............      23
   Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk.......................................      37
   Item 8.   Financial Statements and Supplementary Data.........      37
   Item 9.   Change in and Disagreements With Accountants on
               Accounting and Financial Disclosure...............      37
   Item 9A.  Controls and Procedures ............................      37
   Item 9B.  Other Information ..................................      37

PART III
   Item 10.  Directors and Executive Officers of the Registrant..      38
   Item 11.  Executive Compensation..............................      41
   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management....................................      45
   Item 13.  Certain Relationships and Related Transactions......      49
   Item 14.  Principal Accountant Fees and Services..............      50

PART IV
   Item 15.  Exhibits and Financial Statement Schedules..........      51

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

                                     PART I

ITEM 1. BUSINESS

      Hometown was founded by merger, on June 27, 1997, between Dealer-Co., Inc., a New York Corporation, organized on March 10, 1997 and Hometown Auto Retailers, Inc., a Delaware corporation, organized on June 6, 1997. Until the closing of its initial public offering on July 31, 1998, Hometown conducted no operations under its own name and all revenues were generated by its predecessor companies. On July 31, 1998, Hometown acquired three dealerships, and the predecessor companies, which operate six dealerships, a collision repair center and a factory authorized freestanding service center. In 1999, Hometown also acquired freestanding Lincoln Mercury and Toyota dealerships and added both a Mazda and a Jeep dealership to existing locations. In 2000, Hometown acquired a high-end used car operation, which was added to its Massachusetts location. In 2001, Hometown sold its Morristown, NJ dealership, Lincoln Mercury franchise back to Lincoln Mercury. In 2002, the high-end used car operation was significantly scaled down. In 2003, Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury CT store. In 2005, as described in Item 3 - Legal Proceedings, Hometown settled certain litigation matters, which includes among other things the transfer of certain Westwood Lincoln Mercury Sales, Inc. assets, the transfer to the Vergopia's of the Westwood Lincoln Mercury franchise subject to manufacturer approval, the termination of Hometown's Westwood, New Jersey lease, and the receipt by Hometown of all of Hometown's shares owned by the Vergopia's.

GENERAL

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 9 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 9 American and Asian automotive brands, including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, and Toyota. Hometown also is active in a "niche" area of the automotive market, the sale of Lincoln town cars and limousines to livery car and livery fleet operators.

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

OPERATING STRATEGY

      Hometown will seek to consolidate operations and increase the profitability of its existing dealerships by using a strategy that combines its "best in class" operating practices with the advantages of its established customer base, local presence and name recognition. Each of Hometown's dealerships will use a core operating strategy specifically designed to produce a high "shop absorption rate," a high rate of service retention and a high ratio of retail used to new car sales, all in order to maximize profitability and provide insulation from the cyclical nature of new car sales. "Shop absorption rate" is the percentage of a dealership's fixed expenses that are covered or absorbed by the gross profit of the parts and service departments."

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

      o Brand Diversity. Hometown's dealerships offer 9 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, and Toyota. Hometown believes that brand diversity helps to insulate it from changes in consumer preferences, short supplies of particular automotive models and negative publicity concerning a particular Manufacturer or vehicle model.

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

      New Vehicle Sales. Hometown's dealerships represent 9 American and Asian brands of lower, mid and higher priced sport and family cars and light trucks, including sport utility vehicles. Hometown believes that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one Manufacturer and reduces its exposure to supply problems and product cycles.

      The following table sets forth for 2004 and 2003, certain information relating to the brands of new vehicles sold at retail by Hometown:

                              FOR THE YEARS ENDED DECEMBER 31,
                              --------------------------------
                               2004                     2003
                               -----                    ----
BRANDS                NUMBER       PERCENTAGE    NUMBER      PERCENTAGE
------                ------       ----------    ------      ----------

TOYOTA ........        2,851         45.9%        3,227         46.7%
LINCOLN/MERCURY        1,373         22.1%        1,398         20.2%
CHEVROLET .....          759         12.2%          772         11.2%
FORD ..........          601          9.7%          703         10.2%
MAZDA .........          351          5.6%          393          5.7%
DODGE .........          105          1.7%          108          1.6%
JEEP ..........           97          1.6%          167          2.4%
CHRYSLER ......           71          1.1%           89          1.3%
OLDSMOBILE ....            7          0.1%           50          0.7%
OTHER .........            0          0.0%            3          0.0%
                       -----        -----         -----        -----
Total .........        6,215        100.0%        6,910        100.0%
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

      The following table shows actual vehicle sales by Hometown from 2000 through 2004.

                                             NUMBER OF USED AND NEW VEHICLES SOLD
                                             ------------------------------------
                                  2004          2003          2002          2001          2000
                                 ------        ------        ------        ------        ------
Used Vehicles - Retail ..         3,329         3,683         4,128         4,874         4,549
Used Vehicles - Wholesale         3,576         3,144         2,857         3,105         3,208
New Vehicles ............         6,215         6,910         6,432         6,230         6,731
                                 ------        ------        ------        ------        ------
        Total Sales .....        13,120        13,737        13,417        14,209        14,488

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

      Finance, Insurance and Other Revenue. Hometown dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on F&I and offer advanced F&I training to their F&I managers. During 2004, Hometown arranged financing for approximately 62% of new and used vehicles sold at retail to its customers. Typically, the dealerships forward proposed financing contracts to finance companies owned and operated by the Manufacturers or to selected commercial banks or other financing parties. The dealerships receive a finance fee from the lender for arranging the financing and may be assessed a charge-back against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, including early repayment or default. The time period whereby Hometown is subject to charge-backs is generally from 90 days to 180 days. For certain other contracts Hometown is subject to charge-backs for the life of the loan. Hometown pays for this in the form of a reduction of the finance fee.

      At the time of a new vehicle sale, Hometown offers extended service contracts to supplement the Manufacturer's warranty. Additionally, Hometown sells primary service contracts for used vehicles, as well as service contracts of third party vendors.

      Hometown also offers three types of insurance to customers: (i) credit life insurance pays off the remaining balance of the vehicle loan upon the death of the insured, (ii) disability insurance makes the monthly loan payments on behalf of the insured during a period of disability and (iii) gap insurance ensures that the loan is paid in full if the vehicle becomes totally inoperable due to an accident. Hometown's dealerships typically receive one-half of the premiums as a commission for selling these products. Insurance revenues for the year ended December 31, 2004 were less than 2% of total Finance, Insurance and Other Revenues.

COMPANY GUARANTEES

      Hometown may guaranty or partially guaranty loans advanced by financial institutions to certain customers. It is Hometown's policy to provide reserves for potential future default losses based on available historical information.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. Hometown recorded the lease as a capital lease. As of December 31, 2004 the mortgage debt balance is $4.3 million, which equals the capital lease obligation. Hometown makes annual lease payments of $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. See Notes 7 and 8 to the consolidated financial statements.

COMPANY WARRANTIES

      Hometown's new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty; whereby the part and certain labor costs are covered under the limited manufacturer warranty. Also, certain Hometown dealerships provide a three, four or five year 100,000-mile limited warranty on new and/or used vehicles. The cost of this warranty is charged to the cost of sale of the vehicle. The warranty covers certain parts and service for three, four or five years or until the vehicle reaches an odometer reading of 100,000 miles, whichever comes sooner. The warranty is insured, making the cost of the warranty fixed for Hometown. The insurance company pays costs associated with the warranty work to Hometown. An insurance company that is wholly owned by Ford Motor Company reinsures the insurance policy. If the insurance company were to fail, Hometown would be responsible for the costs of the service. Hometown has not recorded any additional reserve for this warranty program.

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At December 31, 2004 and 2003, Hometown has a reserve of $208,000 and $175,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Finance, Insurance and Service Contract Income Recognition".

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

      Toyota Motor Sales, U.S.A., Inc. has extended Hometown's current Toyota Dealer Agreement through April 18, 2005. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopia's as discussed in Item 3. - Legal Proceedings and in Note 14 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2004 had combined revenues of $98.1 million and pre-tax income before allocation of corporate costs of $2.2 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A.; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

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

EMPLOYEES

      As  of  December  31,  2004,   Hometown   employed  371  people,  of  whom
approximately 56 were employed in managerial positions, 80 were employed in non-managerial sales positions, 183 were employed in non-managerial parts and service positions and 52 were employed in administrative support positions.

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

               CERTAIN FACTORS THAT MAY AFFECT GROWTH AND PROFITS

      The following factors may affect the growth or profits of Hometown and should be considered by any prospective purchaser of Hometown's securities:

A DECREASE IN CONSUMER DEMAND FOR OUR NEW VEHICLE LINES OR THE FAILURE OF ITS MANUFACTURER COULD ADVERSELY AFFECT THE RESULTS OF OUR OPERATIONS.

      Our business is significantly dependent upon the sale of new vehicles from Toyota Motors, Ford Motors and Chevrolet. For the year ended December 31, 2004, Toyota Motor, Ford Motor and Chevrolet accounted for 45.9%, 31.8% and 12.2% of our new vehicle sales, respectively. New vehicle sales generate the majority of our gross revenue and lead to sales of higher-margin products and services such as used vehicle sales, finance and insurance products and repair and maintenance services. In addition, the success of each of our franchises is also dependent to a great extent on the success of the respective manufacturer, including its financial condition, marketing, vehicle demand, production capabilities and management. If one or more of these manufacturers were to suffer from labor strikes, negative publicity, including safety recalls of a particular vehicle model, or a decrease in consumer demand for its products, our results of operations could be materially and adversely affected.

THE FAILURE TO MEET  MANUFACTURERS'  CUSTOMER  SATISFACTION  REQUIREMENTS  COULD
LIMIT  OUR  ABILITY  TO  ACQUIRE  ADDITIONAL   DEALERSHIPS  AND  PARTICIPATE  IN
MANUFACTURERS' INCENTIVE PROGRAMS.

      Many manufacturers attempt to measure customers' satisfaction with automobile dealerships through a CSI, or customer satisfaction index, rating system. These manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and participation by a dealership in incentive programs. Additionally, from time to time, the components of the various manufacturer CSI scores have been modified and there is no assurance that such components will not be further modified or replaced by different systems in the future, which will make it more difficult for our key dealerships to meet such standards. If our dealerships fail to meet or exceed their manufacturers' CSI standards, those manufacturers may prohibit us from acquiring additional dealerships and/or participating in incentive programs, which could have a material adverse effect on our business.

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

      Toyota Motor Sales, U.S.A., Inc. has extended Hometown's current Toyota Dealer Agreement through April 18, 2005. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopia's as discussed in Item 3. - Legal Proceedings and in Note 14 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2004 had combined revenues of $98.1 million and pre-tax income before allocation of corporate costs of $2.2 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A.; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

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

WE MAY NOT BE ABLE TO RETAIN KEY EXISTING EMPLOYEES OR ATTRACT AND RETAIN QUALIFIED EMPLOYEES.

      Our success depends to a large extent upon the abilities and continued efforts of its senior executive officers and key managers including Corey Shaker, William C. Muller Jr., Joseph Shaker, Steven Shaker and Charles F. Schwartz and on our ability to attract and retain qualified employees to operate our dealerships. If any of these persons becomes unavailable to continue in such capacity, or if Hometown were unable to attract and retain other qualified employees, its business or prospects could be adversely affected.

FUTURE LOSSES MAY THREATEN THE VIABILITY OF OUR BUSINESS.

      Hometown had net income of $3.7 million for the year ended December 31, 2004 compared to net income of $2.4 million and a net loss of $22.9 million for the years ended December 31, 2003 and 2002, respectively. The 2004 period includes a $2.8 million tax benefit primarily associated with a reduction of a tax valuation allowance. See Note 11 to the consolidated financial statements. The 2003 period included $0.9 million associated with the gain on sale of a Chrysler/Jeep Sales and Service Franchise and $0.6 million associated with a tax benefit recorded primarily due to the reduction of a tax valuation allowance. The 2002 net loss was due to recording the write-off of the carrying value of goodwill of $23.7 million in accordance with the provisions of SFAS 142. See
Note 5 to the consolidated financial statements. Although Hometown is currently profitable, if Hometown sustains significant losses in the future, our business could be materially and adversely affected and the value of our common stock might decline.

OUR LIMITED CASH AND WORKING CAPITAL COULD HAVE AN ADVERSE AFFECT ON OUR
BUSINESS.

      At  December  31,  2004,   our  total  cash  and  cash   equivalents   was
approximately $6.1 million and our working capital was approximately $2.9 million. If we were to incur net losses in 2005 or subsequent years, then we may have insufficient working capital to maintain our current level of operations or provide for unexpected contingencies. In such event, we will need to seek additional capital from public or private equity or debt funding sources and we may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which could have an adverse affect on our business.

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

THE CONCENTRATION OF VOTING POWER COULD PREVENT OUR CLASS A COMMON STOCKHOLDERS FROM HAVING ANY VOICE IN OUR CORPORATE AFFAIRS.

      The holders of our Class B common stock are entitled to ten votes for each share held, while holders of our Class A common stock, are entitled to one vote per share held. Consequently, as of March 22, 2005, the holders of the Class B common stock, who also own approximately 58% of our outstanding common stock of all classes, will control approximately 91% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. Also as of March 22, 2005, our executive officers and directors control approximately 55% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. Accordingly, absent a significant increase in the number of shares of Class A common stock outstanding or conversion of Class B common stock into Class A common stock, the holders of shares of Class B common stock will be entitled, for the foreseeable future, to elect all members of the Board of Directors and control all matters subject to stockholder approval.

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


ITEM 2. PROPERTIES

      Set forth in the table below is certain information relating to the properties that Hometown uses in its business. Hometown accounts for operating leases on a straight line basis.

OCCUPANT/
TRADE NAME          LOCATION                 USE                          LEASE/OWN
----------          --------                 ---                          ---------

Shaker's Lincoln    831 Straits Turnpike     New and used car sales;      Lease expires in 2013; $274,000 per
   Mercury          Watertown, CT 06795      service; F & I               year with CPI increase in 2009.

Lincoln Mercury     1189 New Haven Rd.       Service                      Owned by dealership.
   Autocare         Naugatuck, CT 06770

Family Ford         1200 Wolcott Street      New and used car sales;      Lease expires in 2013; $274,000 per
                    Waterbury, CT 06705      service; F & I               year with CPI increase in 2009.

Hometown Auto       1309 South Main St.      Administrative and           Lease expires in 2013; $82,000 per year
   Retailers, Inc.  Waterbury, CT 06706      Corporate offices            with CPI increase in 2009.

Hometown Auto       774 Straits Turnpike     Administrative and           Month to month lease expired 1/31/05.
   Retailers, Inc.  Watertown, CT. 06795     Corporate offices            Moved to 1309 South Main St. Waterbury,
                                                                          CT 06706, described above.

Westwood Lincoln    55 Kinderkamack Rd.      New and used car sales;      Lease expires in 2013; $411,000 per
   Mercury          Emerson, NJ 07630        service; F & I; livery       year with CPI increase in 2009. See
                                             sales                        Item 3. Legal Proceedings.

Muller Toyota       Route 31 and Van         New and used car sales;      Lease expires in 2013; $411,000 per
                    Syckles Rd. Clinton, NJ  service; F & I               year with CPI increase in 2009.
                    08809                                                 Hometown guarantees mortgage debt
                                                                          associated with this lease. The lease
                                                                          is treated as a capital lease.

Muller Chevrolet    Route 173 and Voorhees   New and used car sales;      Lease expires in 2013; $452,000 per
                    Rd. Stewartsville, NJ    service; F & I               year with CPI increase in 2009.
                    08886                                                 Hometown guarantees mortgage debt
                                                                          associated with this lease. The lease
                                                                          is treated as a capital lease.




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

Bay State Lincoln   571 Worcester Road       New and used car sales;      Owned facility. Mortgage balance of
   Mercury          Framingham, MA 01701     service; F & I               $4,613,000 at 12/31/04. Matures May
                                                                          2014. Annual payments of $748,000. See
                                                                          Note 7.

Brattleboro         Route 5, Putney Rd. N.   New and used car sales;      Owned facility. Mortgage balance of
   Chrysler         Brattleboro, VT 05304    service; F & I               $1,025,000 at 12/31/04. Matures May
   Dodge Sales                                                            2019. Annual payments of $113,000.
                                                                          Second mortgage balance of $241,000 at
                                                                          12/31/04. Matures April 2007. Annual
                                                                          payments of $117,000.

Autos of            2934 Rte 9 W             New and used car sales;      Owned facility. Mortgage balance of
   Newburgh, Inc.   New Windsor, NY 12553    service; F & I               $2,834,000 at 12/31/04. Matures
   d/b/a Toyota of                                                        5/1/2014. Annual payments of $462,000.
   Newburgh

Autos of            334 Route 9W             New and used car sales;      Lease expires 10/14/06 at $78,000 per
   Newburgh, Inc.   New Windsor, NY          F & I                        year, increasing by a CPI adjustment in
   d/b/a Toyota of  12553                                                 the final two years; one five-year
   Newburgh                                                               renewal option at the previous year
                                                                          rent plus CPI adjustment for each year
                                                                          of the extension.

LEASES

      Hometown has leased from various affiliates the premises occupied by certain of its dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent on January 1, 2009. Hometown believes that each lease was at their fair market value at inception.

      Shaker Group. Hometown leases, for an annual base rental of approximately $274,000, the premises occupied by its Lincoln Mercury dealership in Watertown, Connecticut, from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker, Janet Shaker, Edward D. Shaker, Edward Shaker and Richard Shaker. Hometown leases, for an annual base rental of approximately $274,000 and $82,000 respectively, the premises occupied by the Family Ford and Shaker Auto Outlet dealerships in Waterbury, CT from Joseph Shaker Realty, a Connecticut general partnership whose three partners are Richard Shaker, Edward Shaker and Rose Shaker. Richard Shaker is the father of Steven Shaker, Edward D. Shaker and Joseph Shaker. Edward Shaker is the father of Corey Shaker and Janet Shaker and Rose Shaker is the aunt of Steven Shaker, Joseph Shaker, Edward D. Shaker, Corey Shaker and Janet Shaker. Corey Shaker is the CEO, Director and a principal stockholder of Hometown. Steven Shaker is the Regional Vice President - North Division and a principal stockholder of Hometown. Joseph Shaker is the Regional Vice President
- East Division, Director and a principal stockholder of Hometown. Edward D. Shaker and Janet Shaker are principal stockholders of Hometown.

      Muller Group. Hometown leases, for an annual base rental of approximately $411,000 and $452,000 respectively the premises occupied by its Toyota ("Toyota") dealership in Clinton, New Jersey and its Chevrolet ("Chevy") dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President - South Division, director and a principal stockholder of Hometown. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. Hometown recorded the lease as a capital lease. As of December 31, 2004 the mortgage debt balance is $4.3 million, which agrees with the capital lease obligation. Hometown makes annual lease payments of approximately $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

      Westwood. Hometown leases, for an annual base rental of approximately $411,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia and his wife will cease to be principal stockholders and this lease will be terminated as part of the settlement of the litigation between Hometown and the Vergopia's. See Item
3. Legal Proceedings.


ITEM 3. LEGAL PROCEEDINGS

      During the fourth quarter of 2004, Hometown announced that it had resolved in principle to settle the litigation matters described in Footnote 9 in the Notes to Unaudited Consolidated Financial Statements as contained in Hometown's most recent Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2004. On March 3, 2005 the execution and delivery of a settlement agreement and applicable releases of claims from all parties to the litigation was completed. The settlement agreement settles all claims made by Salvatore A. Vergopia and Edward A. Vergopia, former directors and executive officers of the Corporation, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias"). The settlement also finally resolved the related insurance coverage litigation with Universal Underwriters Group and The Chubb Group of Insurance Companies. The gross payment to the Vergopias by all parties is $4 million of which $600,000 is payable by Hometown. The settlement will be completed when all the material terms have been satisfied including Hometown's payment of its share of the gross settlement proceeds. The settlement with the Vergopias and the insurers included an exchange of mutual releases of claims among the parties and a withdrawal of all claims with prejudice and without costs or attorneys fees to any party. The settlement also provides for the transfer to the Vergopias of certain Westwood Lincoln Mercury Sales, Inc. assets, including its Lincoln Mercury franchise, subject to manufacturer approval which is pending, the termination of Hometown's Westwood, New Jersey lease, and the receipt by Hometown of all of the 940,000 shares of Class B Common Stock owned by the Vergopias. The Settlement Agreement does not constitute an admission of liability or wrongdoing by any party. The $600,000 is included in Accounts Payable and Accrued Expenses in Hometown's Consolidated Balance Sheet as of December 31, 2004.

      The receipt of the Hometown stock will be recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and will be shown as a reduction of Stockholders' Equity. The assets and liabilities being transferred to the Vergopias will be recorded as a reduction of those accounts at book value. If the fair market value of Hometown stock exceeds the net book value of the assets being transferred, a gain will result from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 5.

      Also, during the fourth quarter of 2004, Hometown fully resolved the litigation concerning the lease for property in Morristown, New Jersey formerly used by Hometown's subsidiary Morristown Auto Sales, Inc., including all claims among the landlord, Morristown and Crestmont M.M., L.P., the assignee of the lease agreement. The cost to Hometown is $150,000 with $75,000 payable immediately, that has already been paid as of December 31, 2004, and the balance in six equal monthly installments commencing January 1, 2005. This liability is included in Accounts Payable and Accrued Expenses in Hometown's Consolidated Balance Sheet as of December 31, 2004.

      Hometown Auto Retailers, Inc. d/b/a Muller Toyota, Inc. has been named as one of 1,667 defendants in a complaint filed by Maryann Cerbo, et. al. in the Superior Court of New Jersey in Bergen County and allegedly served upon Hometown on December 30, 2004. The action has been brought on behalf of about 111 named plaintiffs and, purportedly on behalf of a class of individuals and companies who have purchased or leased a motor vehicle from the defendants. Plaintiffs contend that the defendants (a) overcharged for registration and/or title fees;
(b) failed to properly itemized documentary costs and governmental costs; (c) charged grossly excessive documentary fees not reasonably related to costs; and
(d) failed to disclose that the defendants are not required to perform certain documentary services. It appears from the complaint that plaintiffs have attempted to name as defendants all franchised automobile dealers in the State of New Jersey, as well as a large assortment of other persons and entities. There are no allegations that Hometown ever performed any services for any of the plaintiffs. The complaint makes certain class action allegations and alleges violations of the New Jersey Consumer Fraud Act as well as common law fraud. Hometown does not believe that the eventual outcome of this case will have a material adverse effect upon Hometown's consolidated financial position or results of operations.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (A) MARKET INFORMATION

      Hometown's Class A Common Stock trades over the counter as a Bulletin Board stock under the symbol "HCAR.OB"

      The following table sets forth the high and low bid prices as quoted by the NASD OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

PRICE RANGE OF COMMON STOCK       BID  PRICES
---------------------------  ---------------------
                             HIGH              LOW
                             ----              ---
YEAR ENDED 2003
First Quarter .            $   0.55         $   0.31
Second Quarter             $   0.55         $   0.28
Third Quarter .            $   0.88         $   0.41
Fourth Quarter             $   1.60         $   0.67

YEAR ENDED 2004
First Quarter .            $   2.00         $   1.05
Second Quarter             $   1.40         $   0.95
Third Quarter .            $   1.25         $   0.71
Fourth Quarter             $   0.87         $   0.68


      (B) HOLDERS

      As of March 22, 2005, the number of record holders of the Class A Common Stock of Hometown was 50. Hometown believes it has more than 700 beneficial holders.

      (C) DIVIDENDS

      The holders of Common Stock are entitled to receive such dividends as may be declared by Hometown's Board of Directors. Hometown has not paid and does not expect to declare or pay any dividends in the foreseeable future.

      (D) EQUITY COMPENSATION PLAN INFORMATION

      There are no new compensation plans in 2004.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data as of December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the audited consolidated financial statements of Hometown.

                                                                     For the Years Ended December 31,
                                                              (in thousands, except share and per share data)
                                                    2004           2003           2002           2001           2000
                                                -----------    -----------    -----------    -----------    -----------

STATEMENT OF OPERATIONS DATA:
Revenues                                        $   265,281    $   279,777    $   269,739    $   275,760    $   279,382
Gross profit                                         37,974         39,747         38,667         39,815         37,881
Amortization of goodwill                                 --             --             --            704            661
Selling, general and administrative expenses         33,371         34,840         34,152         35,114         37,946
Income (loss) from operations                         4,711          4,907          4,515          3,997           (726)
Interest expense                                     (3,281)        (3,037)        (3,205)        (4,225)        (5,069)
Net income (loss) before cumulative effect of
   accounting change                                  3,748          2,378            776         (2,136)        (3,800)

Cumulative effect of accounting change                   --             --        (23,708)            --             --
                                                -----------    -----------    -----------    -----------    -----------
Net income (loss)                               $     3,748    $     2,378    $   (22,932)   $    (2,136)   $    (3,800)
                                                ===========    ===========    ===========    ===========    ===========

Earnings (loss) per share, basic
Before cumulative effect of accounting change          0.51    $      0.33    $      0.10    $      (.32)   $      (.63)
Cumulative effect of accounting change                   --             --          (3.30)            --             --
                                                -----------    -----------    -----------    -----------    -----------
Earnings (loss) per share, basic                $      0.51    $      0.33    $     (3.20)   $      (.32)   $      (.63)
                                                ===========    ===========    ===========    ===========    ===========

Earnings (loss) per share, diluted
Before cumulative effect of accounting change   $      0.50    $      0.33    $      0.10    $      (.32)   $      (.63)
Cumulative effect of accounting change                   --             --          (3.30)            --             --
                                                -----------    -----------    -----------    -----------    -----------
Earnings (loss) per share, diluted              $      0.50    $      0.33    $     (3.20)   $      (.32)   $      (.63)
                                                ===========    ===========    ===========    ===========    ===========
Weighted average shares,
Basic                                             7,286,931      7,175,105      7,175,105      6,592,436      5,995,996
Diluted                                           7,439,024      7,215,492      7,175,105      6,592,436      5,995,996
                                                                                                            -----------
-----------------------------------------------------------------------------------------------------------------------
                                                   2004            2003           2002           2001           2000
                                                -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA:
Working capital                                 $     2,900    $     6,039    $     4,085    $     4,029    $     1,663
Inventories                                          43,440         37,774         39,169         31,887         40,170
Total assets                                         74,223         65,264         63,816         81,842         91,572
Total debt                                           56,600         51,075         52,745         46,234         54,133
Stockholders' equity                            $    10,933    $     6,928    $     4,550    $    27,452    $    28,643

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

      REVENUE

      Total revenue decreased $14.5 million, or 5.2% to $265.3 million for the year ended December 31, 2004 from $279.8 million for the year ended December 31, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. At that time, sales of new vehicles along with parts and service stopped at that location while sales of used vehicles continued until August 2004. On a same store basis (excluding the Chrysler/Jeep revenues for all periods), revenues decreased $10.4 million or 3.8% to $264.2 million for the year ended December 31, 2004 from $274.6 million for the year ended December 31, 2003. This decrease was primarily due to decreased sales of new vehicles ($10.2 million).

      Revenue from the sale of new vehicles decreased $12.7 million, or 7.0%, to $167.9 million for the year ended December 31, 2004, from $180.6 million for the year ended December 31, 2003. On a same store basis, revenues decreased $10.2 million, or 5.7% to $167.9 million for the year ended December 31, 2004, from $178.1 million for the year ended December 31, 2003. The decrease is attributable to a reduction of 601 units sold in 2004 compared to 2003 ($15.7 million), partially offset by a 3.4% increase in average selling price ($5.5 million). The decrease is primarily from Hometown's Toyota ($6.0 million), Ford ($2.4 million), Lincoln Mercury ($1.0 million), Mazda ($0.9 million) and
Chevrolet ($0.3 million) dealerships, partially offset by increases at Chrysler/Jeep ($0.4 million). The decrease at the Toyota dealerships was primarily due a decrease in fleet sales of $3.9 million, due to a decrease of 268 units sold in 2004 compared to 2003. Excluding the decrease in fleet sales, other Toyota sales decreased $2.1 million, due to a decrease of 108 units sold in 2004 compared to 2003 ($2.6 million), partially offset by a 0.7% increase in the average selling price ($0.4 million). The decrease at the Ford dealership was primarily due to a decrease of 102 units sold in 2004 compared to 2003 ($2.7 million), partially offset by a 2.1% increase in average selling price ($0.3 million). The decrease at the Lincoln Mercury dealerships was primarily due to a decrease of 176 non-livery units sold in 2004 compared to 2003 ($6.2 million), combined with a 2.3% decrease in their average selling price ($0.8 million), partially offset by an increase in livery sales in 2004 compared to 2003 ($6.0 million), primarily due to an additional 151 units sold in 2004 compared to 2003 ($5.6 million). The decrease at the Mazda dealership was primarily due to a decrease of 42 units sold in 2004 compared to 2003. The decrease at the Chevrolet dealership was primarily due to a decrease in fleet sales of $0.8 million, due to a decrease of 42 units sold in 2004 compared to 2003. Excluding the decrease in fleet sales, other Chevrolet sales increased $0.5 million, due to a 4.7% increase in the average selling price ($0.9 million), partially offset by a decrease of 17 units sold in 2004 compared to 2003 ($0.4 million). The
Chrysler/Jeep increase was primarily due to a 5.1% increase in the average selling price in 2004 compared to 2003.

      Revenue from the sale of used vehicles decreased $1.2 million, or 1.8%, to $65.3 million for year ended December 31, 2004, from $66.5 million for the year ended December 31, 2003. On a same store basis, revenues decreased $0.1 million or 0.2% to $64.3 million for year ended December 31, 2004, from $64.4 million for the year ended December 31, 2003. This was due to: (i) decreased used vehicle revenues at retail ($1.5 million), due to a decrease of 307 units ($4.5 million), partially offset by a 6.4% increase in average selling price ($3.0 million), (ii) partially offset by increased used vehicle sales at wholesale ($1.4 million), due to an increase of 416 units sold in 2004 compared to 2003
($1.7 million), partially offset by a 2.5% decrease in average selling price ($0.3 million). The decrease in wholesale average selling price is a function of the vehicles that were taken as trade-ins at the time of new vehicle purchases. Although the average selling price on wholesale decreased in 2004 from 2003, average gross profit per unit increased slightly. The decrease in used vehicle sales at retail caused more vehicles to be sold at wholesale to manage used vehicle inventory levels. The decreased revenues at retail were primarily due to decreases at the Toyota ($2.3 million), Ford ($0.9 million), Lincoln Mercury ($0.5 million), and Mazda ($0.3 million) dealerships, partially offset by increases at the Chevrolet ($2.1 million) and Chrysler/Jeep ($0.4 million) dealerships. The decrease at Toyota was primarily due to a decrease of 221 units ($3.1 million), partially offset by a 6.7% increase in average selling price
($0.8 million). The decrease at Ford was primarily due to a decrease of 57 units. The decrease at the Lincoln Mercury dealerships was primarily due to a decrease of 129 units ($2.1 million), partially offset by a 10.4% increase in average selling price ($1.6 million). The decrease at Mazda was primarily due to a decrease of 27 units ($0.4 million), partially offset by a 6.5% increase in average selling price ($0.1 million). The increase at Chevrolet was primarily due to the sale of an additional 114 units ($1.5 million), combined with a 6.8% increase in average selling price ($0.6 million). The increase at Chrysler/Jeep was primarily due to the sale of an additional 13 units ($0.2 million), combined with a 4.8% increase in average selling price ($0.2 million). Increases in used vehicle revenues at wholesale were primarily due to the Toyota ($0.7 million), Lincoln Mercury ($0.3 million), Ford ($0.2 million) and Chevrolet ($0.1 million) dealerships.

      Parts and service revenue decreased $0.4 million, or 1.6% to $24.2 million for the year ended December 31, 2004, from $24.6 million for the year ended December 31, 2003. On a same store basis, parts and service revenue remained constant at $24.2 million for the years ended December 31, 2004 and 2003. Decreases at the Lincoln Mercury ($0.6 million) and Chrysler/Jeep ($0.1 million) dealerships were partially offset by increases at the Toyota ($0.5 million), Chevrolet ($0.1 million) and Ford ($0.1 million) dealerships.

      Other dealership revenues decreased $0.2 million, or 2.5% to $7.8 million for the year ended December 31, 2004, from $8.0 million for the year ended December 31, 2003. On a same store basis, other dealership revenues decreased $0.1 million, or 1.3% to $7.8 million for the year ended December 31, 2004, from $7.9 million for the year ended December 31, 2003. Decreases in other dealership revenues of used vehicles ($0.3 million), was partially offset by increases in other dealership revenues of new vehicles ($0.2 million). Other dealership revenues are comprised of extended service plan income, finance income, insurance income and other income.

      GROSS PROFIT

      Total gross profit decreased $1.7 million, or 4.3%, to $38.0 million for the year ended December 31, 2004 from $39.7 million for the year ended December 31, 2003. Hometown sold a Chrysler/Jeep sales and service franchise on June 3, 2003. At that time, sales of new vehicles along with parts and service stopped at that location while sales of used vehicles continued until August 2004. On a same store basis (excluding the Chrysler/Jeep gross profit for all periods), gross profit decreased $1.2 million, or 3.1% to $37.8 million for the year ended December 31, 2004 from $39.0 million for the year ended December 31, 2003. This decrease was primarily attributable to decreased gross profit on new vehicle sales ($1.2 million). Gross profit percentage for Hometown was 14.3% for the year ended December 31, 2004 compared to 14.2% for the year ended December 31, 2003. Fleet sales generate low margins. Excluding Toyota and Chevrolet fleet sales from both periods, gross profit percentage was 14.4% for the year ended December 31, 2004 compared to 14.5% for the year ended December 31, 2003.

      Gross profit on the sale of new vehicles decreased $1.3 million, or 10.8%, to $10.7 million for the year ended December 31, 2004 from $12.0 million for the year ended December 31, 2003. On a same store basis gross profit on the sale of new vehicles decreased $1.2 million, or 10.5%, to $10.7 million for the year ended December 31, 2004 from $11.9 million for the year ended December 31, 2003. The decrease in gross profit is primarily attributable to a decrease of 601 units ($1.1 million), combined with a 0.9% decrease in average gross profit per vehicle ($0.1 million). The unit decrease includes a 310-unit decrease attributable to Toyota (268 units) and Chevrolet (42 units) fleet sales, which had a minimal effect on gross profit ($39,000). Excluding fleet sales, the following brands experienced decreases in gross profit on the sale of new vehicles in 2004 compared to 2003: Lincoln Mercury ($0.9 million), Ford ($0.2 million), Chevrolet ($0.2 million) and Toyota ($0.1 million). The Lincoln Mercury decrease is net of an increase of $0.1 million attributable to a 151-unit increase in livery sales. Non-livery sales decreased $1.0 million due to a decrease of 176 units ($0.5 million) combined with a 15.5% decrease in gross profit per unit ($0.5 million). The decrease at Ford was primarily due to a 102-unit decrease. The decrease at Chevrolet was primarily due to an 11.3% decrease in gross profit per unit. The decrease at Toyota was primarily due to a 108-unit decrease. Partially offsetting this were increases at: Mazda ($0.2 million) and Chrysler/Jeep ($0.1 million). These increases were primarily due to increased gross profit per unit. Gross profit percentage was 6.4% for the 2004 period and 6.7% for the 2003 period. Excluding Toyota and Chevrolet fleet sales from both periods, gross profit percentage for new vehicles was 6.5% in 2004 and 6.9% in 2003.

      Gross profit on the sale of used vehicles decreased $0.1 million, or 1.6%, to $6.3 million for the year ended December 31, 2004 from $6.4 million for the year ended December 31, 2003. On a same store basis, gross profit decreased $0.1 million, or 1.6%, to $6.1 million for the year ended December 31, 2004 from $6.2 million for the year ended December 31, 2003. This decrease is primarily due to a 307-unit decrease at retail ($0.5 million), partially offset by a 7.2% increase in average gross profit per retail unit ($0.4 million). Decreases at retail for the Toyota ($0.2 million), Lincoln Mercury ($0.2 million), and Ford ($0.1 million) dealerships were partially offset by increases at the Chevrolet ($0.3 million) and Chrysler/Jeep ($0.1 million) dealerships. The decrease at Toyota was primarily due to a decrease of 221 units ($0.4 million), partially offset by an 11.4% increase in average gross profit per unit ($0.2 million). The decrease at Lincoln Mercury and Ford was primarily due to a decrease of 129 units and 57 units, respectively. The increase at Chevrolet was primarily due to an increase of 114 units ($0.2 million), combined with a 4.5% increase in average gross profit per unit ($0.1 million). The increase at Chrysler/Jeep was primarily due to an increase of 13 units, combined with an 11.2% increase in average gross profit per unit. Gross profit on wholesale increased slightly (less than $0.1 million) due to an additional 416 units sold in 2004 compared to 2003. Gross profit percentage on the sale of used vehicles was 9.5% in 2004 compared to 9.6% in 2003.

      Parts and service gross profit decreased $0.1 million, or 0.8%, to $13.2 million for the year ended December 31, 2004 from $13.3 million for the year ended December 31, 2003. On a same store basis, gross profit increased $0.1 million, or 0.8%, to $13.2 million for the year ended December 31, 2004 from $13.1 million for the year ended December 31, 2003. The increase was primarily attributable to the increase in gross profit percentage. Gross profit percentage was 54.4% in 2004 compared to 54.1% in 2003. Increases at the Toyota ($0.3 million) and Mazda, Ford and Chevrolet (together totaling $0.2 million) dealerships, were partially offset by decreases at the Lincoln Mercury ($0.3 million) and Chrysler/Jeep ($0.1 million) dealerships.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased $1.4 million, or 4.0%, to $33.4 million for the year ended December 31, 2004, from $34.8 million for the year ended December 31, 2003. Decreases in salaries and employee benefits ($1.4 million), legal and other professional fees ($0.5 million) and reserves for charge-backs ($0.3 million), were partially offset by an increase in advertising costs ($0.6 million) and other costs ($0.2 million). The sale of a Chrysler/Jeep new car franchise and subsequent closing of the used car lot accounted for $0.3 million of the reduction in salaries and employee benefits.

      INTEREST INCOME

      Interest income increased $0.1 million, or 100%, to $0.2 million for the year ended December 31, 2004 from $0.1 million for the year ended December 31, 2003. The increase is primarily the result of investing excess cash in a Ford
Motor Credit Company cash management account paying interest of 6.25% at December 31, 2004. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.

      INTEREST EXPENSE

      Interest expense increased $0.4 million, or 13.3%, to $3.4 million for the year ended December 31, 2004 from $3.0 million for the year ended December 31, 2003. The increase is primarily attributable to an increase in floor plan interest expense resulting form higher average borrowings.

      OTHER INCOME

      Other income for 2004 primarily includes $0.1 million received from General Motors Corp. related to the termination of the Oldsmobile product line. Other income for 2003 primarily includes a gain of approximately $0.9 million resulting from the sale of a Chrysler/Jeep Sales and Service Franchise in Waterbury, CT in June 2003.

PROVISION (BENEFIT) FOR INCOME TAX

      The effective income tax rate was (127)% for the year ended December 31, 2004 and 18% for the year ended December 31, 2003. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in rates for both years from the expected effective tax rate of approximately 40% is primarily due to a reduction in the valuation allowance for both periods. The 2004 difference is primarily due to the reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. The 2003 difference is primarily due to the reduction of a valuation allowance related to goodwill that was deducted related with the sale of the Chrysler/Jeep Sales and Service Franchise as well as amortization of goodwill for tax purposes. At December 31, 2004, Hometown has a deferred tax asset of $0.6 million, net of a valuation allowance, related to its net operating losses. The state net operating losses begin to expire in 2005. The federal net operating losses begin to expire in 2021. Hometown believes this net deferred tax asset will be realized within the next three years based on current projections. See Note 11 to the consolidated financial statements.

      NET INCOME

      Net income improved $1.3 million, to income of $3.7 million for the year ended December 31, 2004, from $2.4 million for the year ended December 31, 2003. See changes described above.

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

      The basic and diluted income per share for the year ended December 31, 2004 is $0.51 and $0.50, respectively, including $0.38 and $0.37 respectively, resulting from a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and net operating losses. The basic and diluted income per share for the year ended December 31, 2003 is $0.33 including $0.09 resulting from a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and $0.08 resulting from a gain on the sale of a Chrysler/Jeep Sales and Service Franchise in June 2003.

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

      Gross profit on the sale of new vehicles increased $1.6 million, or 15.4%, to $12.0 million for the year ended December 31, 2003, from $10.4 million for the year ended December 31, 2002. On a same store basis gross profit on the sale of new vehicles increased $2.0 million, or 20.2%, to $11.9 million for the year ended December 31, 2003, from $9.9 million for the year ended December 31, 2002. The increase in gross profit is primarily attributable to an increase of 694 units ($1.1 million) combined with a 7.5% increase in average gross profit per vehicle ($0.9 million). Included in the unit increase are 24 units attributable to an increase in Toyota and Chevrolet fleet sales, which had a minimal effect on the increase in gross profit. All dealerships experienced an increase in gross profit on the sale of new vehicles in the 2003 period compared to 2002 as follows: Lincoln Mercury - $0.9 million, Toyota - $0.4 million, Chevrolet - $0.4 million, Mazda - $0.2 million and Ford - $0.1 million. Gross profit percentage for 2003 was 6.7% compared to 6.3% for 2002. Adjusting both periods for Toyota and Chevrolet fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.9% in 2003 and 6.6% in 2002. Included in the these results is an increase in gross profit of $0.3 million (Lincoln Mercury - $0.2 million and Ford - $0.1 million) attributable to the implementation of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF Issue No. 02-16"). This issue addressed the income statement classification of cash consideration received from a vendor and the recognition criteria for performance-driven vendor rebates or refunds. This consensus, which was effective for all arrangements entered into after December 31, 2002, resulted in certain co-op advertising recoveries, which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of Cost of Sales, buying and occupancy. We adopted EITF Issue No. 02-16 on January 1, 2003.

      Gross profit on the sale of used vehicles decreased $0.3 million, or 4.5%, to $6.4 million for the year ended December 31, 2003, from $6.7 million for the year ended December 31, 2002. Due to most dealerships experiencing a decrease in used vehicle sales at retail in 2003 compared to 2002, they had to wholesale more vehicles that would have been received as trade-ins that would have been sold at retail in prior years; however, gross profit is minimal on wholesale sales. The decrease in gross profit on used vehicle sales was due to a net decrease of 158 units ($0.2 million) combined with a 1.9% decrease in average gross profit per vehicle ($0.1 million). The decrease of 158 units is net of a 445 decrease in retail units, partially offset by a 287-unit increase in wholesale units. The Toyota dealerships accounted for a $0.2 million decrease primarily due a decrease of 145 units sold at retail. A Lincoln Mercury/Mazda dealership, discussed in revenues above, accounted for a $0.1 million decrease. Ford accounted for a $0.1 million decrease primarily due to a decrease of 88 units sold at retail. Other Lincoln Mercury dealerships partially offset this with a $0.1 million increase due to an increase of 45 units (8 at retail) and an increase in average selling price. Gross profit percentage on the sale of used vehicles was 9.6% in 2003 compared to 9.2% in 2002.

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased $0.6 million, or 1.8%, to $34.8 million for the year ended December 31, 2003, from $34.2 million for the year ended December 31, 2002. Increases in advertising ($0.6 million), reserves for charge-backs ($0.3 million), legal and other professional fees ($0.3 million) and various other costs ($0.1 million), were partially offset by a reduction in salaries and employee benefits ($0.5 million) and the ceasing of certain contractual payments at the end of 2002 ($0.2 million). Included in the increase in advertising costs is $0.3 million attributable to the implementation of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF Issue No. 02-16"). This issue addressed the income statement classification of cash consideration received from a vendor and the recognition criteria for performance-driven vendor rebates or refunds. This consensus, which was effective for all arrangements entered into after December 31, 2002, resulted in certain co-op advertising recoveries, which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of Cost of Sales. We adopted EITF Issue No. 02-16 on January 1, 2003. The sale of a Chrysler/Jeep new car franchise accounted for $0.4 million of the reduction in salaries and employee benefits.

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

      OTHER INCOME

      Other income for 2003 primarily includes a gain of approximately $0.9 million resulting from the sale of a Chrysler/Jeep Sales and Service Franchise in Waterbury, CT in June 2003.

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

      The basic and diluted income per share for the year ended December 31, 2003 is $0.33 including $0.09 resulting from a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and $0.08 resulting from a gain on the sale of a Chrysler/Jeep Sales and Service Franchise in June 2003. The basic and diluted (loss) per share for the year ended December 31, 2002 is $(3.20), which includes basic and diluted income per share before cumulative effect of accounting change of $0.10 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 5 to the consolidated financial statements for the recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

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

EFFECTS OF INFLATION

      Due to the relatively low levels of inflation experienced in fiscal 2004 and 2003, inflation did not have a significant effect on the results of Hometown during those periods.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and Cash Equivalents

      Total cash and cash equivalents at December 31, 2004 and 2003, was $6.1 million and $5.6 million, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the statements of cash flow:

                                                              For the years ended December 31,
                                                        --------------------------------------------
                                                            2004              2003            2002
                                                        ----------        ----------       ----------
                                                                        (in thousands)
Net cash provided by operating activities                   $ 3,129         $ 4,273         $ 3,386
Net cash provided by (used in) investing activities          (2,121)            132          (2,439)
Net cash (used in) financing activities                        (546)         (2,390)         (1,769)
                                                            -------         -------         -------
Net increase (decrease) in cash and cash equivalents        $   462         $ 2,015         $  (822)
                                                            =======         =======         =======

      For the year ended December 31, 2004, net cash provided from operations of $3.1 million is primarily due to: (i) net income plus non-cash items of $2.7 million, and (ii) a decreases in accounts receivable of $1.0 million. Partially offsetting this were increases in accounts payable and accrued expenses of $0.7 million. An increase in inventory of $4.5 million was offset by a similar increase in floor plan notes payable of $4.5 million. New vehicle inventory was purchased with the expectation of higher sales in 2004, which did not materialize. Sales of new vehicles actually decreased $12.7 million in 2004 from the 2003 period, resulting in an increase in new vehicle inventory at December 31, 2004 due to the higher purchasing level. Net cash used in investing activities of $2.1 million is due to capital expenditures of $2.1 million and is primarily due to the Brattleboro, VT building purchased in June 2004 for $1.5 million. Net cash used in financing activities of $0.5 million is due to principal payments of long-term debt and capital lease obligations of $2.2 million; partially offset by proceeds from long-term borrowings of $1.4 million and exercise of warrants of $0.26 million. The long-term borrowings were used to acquire the Brattleboro, VT building discussed above.

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

      Capital Expenditures

      Capital expenditures for 2005 are expected to be $0.3 million, consisting of equipment purchases and building and leasehold improvements.

      Use of Estimates and Critical Accounting Policies

      Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates. A summary of our significant accounting policies is presented in the Notes to Consolidated Financial Statements.

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

      Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At December 31, 2004 and 2003, Hometown had $1,140,000 and $1,225,000 of related deferred revenue, respectively. During 2003, these dealerships generated approximately $403,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $488,000 of deferred revenue was amortized to Other Revenues, net. At December 31, 2004, Hometown also had other deferred revenue of $319,000, which represents the balance of a $500,000 advance on warranty income from Hometown's Extended Service Plan vendor received June 2004. It is estimated that this advance will be earned over the next 12 months. There were no fees or other costs associated with the advance.

      Hometown may be charged back ("charge-backs") for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. For finance fees, if a customer were to terminate their contract prior to the scheduled maturity, generally three to five years, Hometown may be charged back for a portion of the finance fee received. The time period whereby Hometown is subject to charge-backs is generally from 90 days to 180 days. For certain other contracts Hometown is subject to charge-backs for the life of the loan. Generally, if a customer makes their first three to six payments and subsequently pays off the loan, Hometown will not be charged back by the financing institution. Hometown pays for this in the form of a reduction of the finance fee. In the case of insurance or service contracts, Hometown is subject to charge-backs for the life of the related insurance policy or service contract. In the case of early termination, the vendor will bill us back a pro-rated portion of our commission. The reserves for future charge backs are based on historical operating results and the termination provisions of the applicable contracts. At the time of sale, Hometown records finance, insurance and service contract income, net of estimated charge-backs. This is included in other dealership revenue in the accompanying consolidated financial statements.

      Receivables

      Hometown had $5.1 million in accounts receivable, net at December 31, 2004 compared to $6.1 million at December 31, 2003. The majority of those receivables, $2.4 million and $3.1 million as of December 31, 2004 and 2003, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. Of the remaining amount, $1.6 million and $1.7 million as of December 31, 2004 and 2003, respectively, represents amounts due from manufactures for such items as warranty claims and incentive reimbursements. Additional amounts are parts, service and other trade receivables. In assessing our allowance for doubtful accounts, we consider historical losses as well as current performance with respect to past due accounts. The allowance for doubtful accounts is $0.3 million at December 31, 2004 and 2003.

      Inventories

      Hometown had $43.4 million in inventories, net at December 31, 2004 compared to $37.8 million at December 31, 2003. The majority of inventory, $33.6 million and $28.4 million as of December 31, 2004 and 2003, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.7 million at December 31, 2004 and 2003.

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

FLOOR PLAN FINANCING

      See Note 6 to the consolidated financial statements.

OTHER INDEBTEDNESS

      In addition to floor plan financing, Hometown has long-term debt and capital lease obligations of $13.7 million, which is primarily attributable to real estate mortgage notes payable of $7.4 million due in monthly installments including interest at 10.0% that matures in May 2014, real estate capital lease obligations of $4.3 million due in monthly installments including interest at 10.0% that matures in December 2013, real estate mortgage note payable of $1.0 million including interest at 7.0% through May 2009 at which time the terms of the loan will be renegotiated, and capital lease obligations on rental vehicles of $0.9 million due in monthly installments including interest ranging from 3.8% to 5.5% that matures through April 2012. See Notes 7, 8 and 13 to the consolidated financial statements.

      Hometown is subject to certain financial covenants related to its real estate mortgages. At December 31, 2004, Hometown was in default of its loan agreement for Baystate Lincoln Mercury for failure to comply with a financial covenant. Accordingly, Hometown has reclassified $4,319,000 of related long-term debt to current at December 31, 2004. Total debt for this mortgage at December 31, 2004 is $4,613,000. On March 16, 2005, the lender notified Hometown that it is not declaring an event of default in connection with the loan, however, reserving all rights to declare an event of default in the future should the financial covenant default not be cured. If an event of default was declared and only at the lenders option, Hometown could be required to pay all outstanding debt plus a defeasance penalty and transaction costs totaling approximately $1,400,000. Although Hometown does not believe the lender will call the loan, in the event it is called, Hometown believes it would be able to secure alternate financing. Hometown believes the market value of the property is approximately $6,200,000. Hometown believes it would be able to borrow up 100% of the market value of the property. Assuming borrowing $6,000,000 at a current variable interest rate of approximately 7.46% for a 15-year mortgage, monthly payments would be approximately $6,800 lower than the current monthly payments being made on the property.

      As  of  December  31,  2004,   Hometown  has  the  following   contractual
obligations:

                                           Less than                             More than
                                Total       1 year      1-3 years    3-5 years    5 years
                               -------      -------      -------      -------      -------
                                                     (In thousands)
Floor Plan                     $42,474      $42,474           --           --           --
Long term debt and
  capital lease obligations    $14,126      $ 5,505      $ 1,810      $ 1,634      $ 5,177
Operating leases:
      Third parties            $ 1,172      $   452      $   504      $   216      $    --
          Related parties      $ 5,851      $   831      $ 1,250      $ 1,250      $ 2,520
Interest                       $10,827      $ 5,663      $ 1,781      $ 1,489      $ 1,894
                               -------      -------      -------      -------      -------
Total                          $74,450      $54,925      $ 5,345      $ 4,589      $ 9,591
                               =======      =======      =======      =======      =======

COMPANY GUARANTEES

      See Note 14 to the consolidated financial statements.

COMPANY WARRANTIES

      See Note 14 to the consolidated financial statements.

FRANCHISE AGREEMENTS

      See Note 14 to the consolidated financial statements.

ACQUISITIONS AND DISPOSITIONS

      See Note 17 to the consolidated financial statements.

RELATED PARTY TRANSACTIONS

      Hometown has leased from various affiliates the premises occupied by certain of its dealerships and guaranteed the related mortgage debt of certain dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent on January 1, 2009. Total expense for operating leases and rental agreements with related parties was $1.0 million for the year ended December 31, 2004 and future minimum payments under these lease agreements as of December 31, 2004 is $5.9 million. Two of the leases are treated as capital leases. Total payments for these leases were $0.9 million for the year ended December 31, 2003. This practice is fairly common in the automotive retail industry. See Item 13 - "Certain Relationships and Related Transactions".

LITIGATION

      See Item 3. - Legal Proceedings and Note 14 to the consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts outstanding at December 31, 2004 of $42.5 million, a 1% change in the borrowing rate would result in a $0.4 million change to annual floor plan interest expense.

      At December 31, 2004, Hometown invested $4.8 million of excess cash, of which $0.8 million was invested in money market accounts paying a weighted average interest rate of 1.70% at December 31, 2004, and $4.0 million was invested in a Ford Motor Credit Company cash management account paying interest of 6.25% at December 31, 2004. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2 to the consolidated financial statements.

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

      At December 31, 2004, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

      There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      Information regarding directors and nominees for directors of Hometown is included under the caption entitled "Election of Directors" in the 2005 Proxy Statement and is incorporated herein by reference.

      The executive officers and directors of Hometown and their respective ages as of March 22, 2005 are as follows:

NAME                       AGE      POSITION                                           DIRECTOR SINCE
----                       ---      --------                                           --------------
Corey Shaker               47       President, Chief Operating Officer, Chief               1997
                                    Executive Officer and Director
William C. Muller Jr.      53       Regional Vice  President - South Division and           1997
                                    Director
Steven Shaker              36       Regional Vice President - North Division           Not a director
Joseph Shaker              37       Regional Vice President - East Division and             1997
                                    Director
Charles F. Schwartz        49       Chief Financial Officer                            Not a director
Bernard J. Dzinski, Jr. *  41       Director                                                2003
Steven A. Fournier *       50       Director                                                2002
H. Dennis Lauzon           56       Director                                                2002
Timothy C. Moynahan *      65       Director                                                2002

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

      William C. Muller Jr. has been Regional Vice President - South Division since March 2000. Mr. Muller has been Vice President-New Jersey Operations since October 1, 1997. In addition, from 1980 he was the President of Muller Toyota, Inc. and of Muller Chevrolet, Oldsmobile, Isuzu, Inc (both of which are currently known as Muller Automotive Group, Inc. and Muller Chevrolet Inc., respectively.) Under his management, Muller Toyota has been: (a) a 14-time recipient of Toyota's Prestigious President's Award, given to those dealers with superior levels of customer satisfaction who also exceed capital standards and have high market penetration and facilities that meet or exceed Toyota standards; (b) a 14-time recipient of Toyota Parts Excellence Award; (c) a 10-time winner of the Toyota Service Excellence Award; and (d) a 4-time winner of Toyota's Sales Excellence Award. He holds a B.A. degree from Fairleigh Dickinson University.

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

      Joseph Shaker has been Regional Vice President - East Division since 2002. Mr. Shaker served as President and Chief Executive Officer of CarDay, Inc.; an internet based used vehicle exchange company between 2000 and 2002. He was President and Chief Operating Officer of Hometown from 1997 to 2000. In addition, between 1991 and 1997 he served as the Chief Operating Officer of Shaker's Lincoln Mercury, Shaker's Jeep Eagle and Lincoln Mercury Autocare in Connecticut. Since 2002 he has served as a member of the Mazda Dealer Advisory Counsel, was Chairman of the Counsel for 2004, and was elected Immediate Past Chairman for 2005. Mr. Shaker is also a member of the newly formed Ford Motor Credit Dealer/Retailer Advisory Board. Mr. Shaker is also a board member of VPRO, a privately held software company specializing in digital photography in the auto and insurance industries. He is the brother of Steven Shaker, the Regional VP - North Division, and a first cousin of Corey Shaker, the Chief Executive Officer and a director of Hometown. He holds a B.S. (Management) degree from Bentley College.

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

      Bernard J. Dzinski, Jr. has been employed by Lenkowski Lonergan & Co., LLP since 2004. Prior to 2004, he was a partner with Charles Heaven & Co., CPA's. He currently serves on the Board of Directors of the Waterbury Rotary Club. He also serves as Director, Treasuer and Executive Committee member of Holy Cross High School, located in Waterbury, Connecticut. Mr. Dzinski received a Bachelor of Science in Accounting from Providence College in 1985 and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the Connecticut Society of Certified Public Accountants.

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

      The Company also has a separately designated standing Nominating/Corporate Governance Committee whose members are Bernard J. Dzinski, Jr., Steven A. Fournier and Timothy C. Moynahan. The Committee assists the Board with respect to corporate governance matters, including the composition and function of the Board. The Committee has the responsibilities set forth in its Charter with respect to identifying individuals qualified to become members of the Board, recommending qualified members to the Board when vacancies occur, recommending changes in the size and composition of the Board or any Committees, periodically developing and recommending to the Board updates to the Governance Guidelines, and overseeing the annual evaluation of the Board and Committees. The criteria that the Committee applies to Director nominees is set forth in the Charter of the Committee. The Committee considers suggestions from many sources, including shareholders, regarding possible candidates for director. The Committee reviews the qualifications and backgrounds of all the candidates and recommends the slate of candidates to be nominated for election at the annual meeting of shareholders. Shareholder recommendations for nominees to the Board will be given appropriate consideration by the Committee for recommendation to the Board based upon the nominee's qualifications in the same manner as all other candidates. Shareholder nominee recommendations should be submitted in writing to the Chairman of the Nominating/Governance in care of the Corporate Secretary.

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

      Hometown undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of Hometown's Code of Business Conduct and Ethics and Code of Ethics. Requests should be directed in writing to Chief Financial Officer, Hometown Auto Retailers, Inc., 1309 South Main Street, Waterbury, CT 06706, or by telephone to (203) 756-1300.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION.

      The following table presents certain information concerning compensation paid or accrued for services rendered to Hometown in all capacities during the three years ended December 31, 2004, for the Chief Executive Officer and the other executive officers of Hometown whose aggregate annual base salary exceeded $100,000 (collectively, the "Named Executive Officers").

                                                  COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                 ANNUAL COMPENSATION
                                   ---------------------------------------------------------------------------------
                                 FISCAL ANNUAL                                                 OTHER             OPTION
NAME AND PRINCIPAL POSITION    YEAR COMPENSATION   $ SALARY               BONUS (1)             (2)              GRANTS
---------------------------    ----------------    --------               ---------          -------            -------
Corey E. Shaker,                    2004            257,500                35,168             18,202                 --
President and Chief                 2003            250,000                66,923             16,073                 --
Executive Officer                   2002            250,000                    --              6,840             50,000

William C. Muller, Jr               2004            215,000               134,346             20,046                 --
Regional Vice                       2003            215,000               155,319             17,384                 --
President-South Division            2002            200,000               101,844              9,673                 --


Steven Shaker,                      2004            150,000(3)                 --              5,745                 --
Regional Vice                       2003            125,000                    --              3,542                 --
President-North Division            2002            125,000                 1,325              2,600                 --


Joseph Shaker,                      2004            200,000                    --             10,600                 --
Regional Vice                       2003            200,000                53,461             10,400                 --
President-East Division             2002            196,350                    --              8,000                 --

Charles F. Schwartz,                2004            195,000                33,034              5,970                 --
Chief Financial Officer             2003            180,000                39,385              5,402             50,000
  and Secretary                     2002            160,000                20,000              1,749                 --

-------------------------
(1) The amounts shown are cash bonuses earned in the specified year. A portion of these bonuses may be paid in the first quarter of the following year.

(2)   Primarily use of vehicles.

(3)   A portion of this salary was received in 2005.

OPTION GRANTS IN LAST FISCAL YEAR

NONE

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

      The following table summarizes options exercised during fiscal 2004 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING                 VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                                                                          FISCAL YEAR-END                 FISCAL YEAR-END
                                 ACQUIRED ON         VALUE                EXERCISABLE (E)                 EXERCISABLE (E)
NAME                              EXERCISE          REALIZED             UNEXERCISABLE (U)               UNEXERCISABLE (U)
----------------------------    --------------    -------------    ------------------------------    --------------------------

Corey E. Shaker                      --                --                    83,333 E                         $11,000 E
President and Chief                                                          16,667 U                         $ 5,500 U
Executive Officer

William C. Muller, Jr                --                --                    30,000 E                             $ 0 E
Regional Vice President -                                                        -- U                             $ 0 U
South

Steven Shaker                        --                --                    30,000 E                             $ 0 E
Regional Vice President -                                                        -- U                             $ 0 U
North

Charles F. Schwartz,                 --                --                    66,666 E                         $14,333 E
Chief Financial Officer                                                      33,334 U                         $15,667 U
and Secretary


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

EMPLOYMENT CONTRACTS

      None of the officers of Hometown have employment agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      None of the directors serving on the Compensation Committee are employees or officers of Hometown. No director or executive officer of Hometown is a director or executive officer of any other corporation that has a director or executive officer who is also a director of Hometown.

1998 STOCK OPTION PLAN

      In February 1998, as further amended in August 2002, in order to attract and retain persons necessary for the success of Hometown, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 830,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan, officers, directors and key employees of Hometown and consultants to Hometown are eligible to receive incentive and/or non-incentive stock options. The Board of Directors will administer the Stock Option Plan, which expires in January 2008, or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. For grants to the Named Executive Officers see the chart above titled "AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES."

EMPLOYEE BENEFIT PLAN

      Hometown maintains the Hometown Auto Retailers, Inc. 401(k) Plan, as amended, (the "Plan") effective October 1, 1999, for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitations. Hometown may make annual matching contributions to the Plan at its discretion. Hometown made contributions of $18,000, $24,000 and $0 to the Plan for the years ended December 31, 2004, 2003, and 2002, respectively.

COMPENSATION OF DIRECTORS

      Each non-employee Director receives a fee of $1,000, for each meeting attended in person and $800 for each meeting attended telephonically and reimbursement for travel costs and other out-of-pocket expenses incurred in attending each Directors' meeting. In addition, committee members receive $500 for each committee meeting attended in person, other than meeting directly following or preceding Board meetings and $400 for each committee meeting attended telephonically. In addition, each non-employee Director receives options to purchase an additional 2,500 shares of Common Stock on the date of Hometown's annual stockholders' meeting. Such options will have an exercise price equal to the fair market value of the Common Stock on the date of grant and will vest one-third upon grant and one-third on each of the first and second anniversary of the date of grant.

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

                               [GRAPHIC OMITTED]

The above graph shows a comparison of cumulative total returns for Hometown, the NASDAQ Market Index, and a Peer Group from Hometown's SIC Code Index from the date of the initial public offering.

(1) The Peer Group Index includes the following companies: Asbury Automotive Group, Auto Nation Inc., CarMax Inc., Group 1 Automotive, Inc., Lithia Motors Inc., Major Automotive Companies, Inc., Rush Enterprises, Inc., Sonic Automotive Inc. and United Auto Group, Inc.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to Hometown regarding the beneficial ownership of Common Stock as of March 22, 2005 by (i) each person known to Hometown to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each Director of Hometown, (iii) each Named Executive Officer and (iv) all Directors, and Executive Officers of Hometown as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them.

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

      o As of March 22, 2005, the total number of shares outstanding is 6,449,389, of which 3,870,137 shares are Class A common stock and 2,579,252 shares are Class B common stock.

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

      o As of March 22, 2005, the total number of votes outstanding is 29,662,657, of which 3,870,137 votes are from Class A common stock outstanding and 25,792,520 votes are from Class B common stock outstanding;

      o     Class A common stock have one (1) vote per share; and

      o     Class B common stock have ten (10) votes per share.


                                               Common Stock                      % of Outstanding                % of
                                            Beneficially Owned                     Equity Owned               Aggregate
                                         -----------------------         -------------------------------    voting Power
                                          Class            Class         Class        Class                    of all
Name of Beneficial Owner                    A                B             A            B          Total       Classes
------------------------                 -------          -------         ----        -----         ----         ----
OFFICERS AND DIRECTORS
Corey E. Shaker                          220,214          265,080         5.55        10.28         7.41         9.65
William C. Muller, Jr                    392,000          761,752        10.05        29.53        17.81        26.97
Steven Shaker                            145,142          206,424         3.72         8.00         5.43         7.44
Joseph Shaker                            147,826          321,812         3.82        12.48         7.28        11.35
Charles F. Schwartz                       83,333               --         2.11           --         1.28           **
Bernard J. Dzinski Jr                     20,834               --           **           --           **           **
Steven A. Fournier                        35,001               --           **           --           **           **
H. Dennis Lauzon                          15,834               --           **           --           **           **
Timothy C. Moynahan                       35,001               --           **           --           **           **
All Directors, and Executive
   Officers as a group (9 persons)     1,095,185        1,555,068        25.95        60.29        38.98        55.46

5% BENEFICIAL OWNERS
Janet Shaker                              71,428          227,668         1.85         8.83         4.64         7.92
Paul Shaker                                   --          218,268           --         8.46         3.38         7.36
Edward D. Shaker                         124,642          206,612         3.21         8.01         5.12         7.38
Edward Shaker                            125,842          175,404         3.25         6.80         4.67         6.34
Richard Shaker                           131,642          175,404         3.39         6.80         4.75         6.35
Steven N. Bronson                        361,817               --         9.35           --         5.61         1.22
Louis Meade                              200,000               --         5.17           --         3.10           **

**    OWNERSHIP IS LESS THAN 1%

      Corey Shaker has an address at c/o Hometown Auto Retailers, Inc., 1309 South Main Street, Waterbury, Connecticut 06706. His beneficial ownership of our common stock includes:

      o 265,080 shares of Class B common stock, of which 15,980 shares are held by the Edward Shaker Family Trust of which he is the Trustee and a beneficiary;

      o 120,214 shares of Class A common stock, including 72 shares (24 shares each for his children, Lindsay, Kristen and Edward) of which he is custodian;

      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

            o     25,000 shares at $2.25 per share;

            o     25,000 shares at $1.25 per share;

            o     50,000 shares at $0.48 per share;

      William Muller, Jr. has an address at c/o Muller Toyota Inc., Route 31, PO Box J, Clinton, New Jersey 08809. His beneficial ownership of our common stock includes:

      o     761,752 shares of Class B common stock;

      o     360,750 shares of Class A common stock;

      o     1,250 shares of Class A common stock owned by his wife, Michele;

      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

            o     15,000 shares at $2.25 per share;

            o     15,000 shares at $1.25 per share;

      Steven Shaker has an address at c/o Family Ford, Inc., 1200 Wolcott Street, Waterbury, Connecticut 06705. His beneficial ownership of our common stock includes:

      o     206,424 shares of Class B common stock;

      o     115,142 shares of Class A common stock;

      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

            o     15,000 shares at $2.25 per share;

            o     15,000 shares at $1.25 per share;

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

      o     147,826 shares of Class A common stock;

      Charles F. Schwartz has an address at c/o Hometown Auto Retailers, Inc., 1309 South Main Street, Waterbury, Connecticut 06706. His beneficial ownership of our common stock consists of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

      o     50,000 shares at $0.68 per share;

      o     33,333 shares at $0.34 per share.

      Bernard J. Dzinski Jr. has an address at 141 East Main Street, Waterbury, CT 06721. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

      o     834 shares at $1.05 per share;

      o     20,000 shares at $0.42 per share.

      Steven A. Fournier has an address at 238 Water Street, Naugatuck, Connecticut 06770. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

      o     834 shares at $1.05 per share;

      o     30,000 shares at $0.58 per share;

      o     4,167 shares at $0.42 per share.

      H. Dennis Lauzon has an address at 854 Sunset Avenue, Haworth, New Jersey 07641. His beneficial ownership of our common stock consists of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

      o     834 shares at $1.05 per share;

      o     5,000 shares at $0.65 per share;

      o     10,000 shares at $0.42 per share.

      Timothy C. Moynahan has an address at 141 East Main Street, Waterbury, Connecticut 06722. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

      o     834 shares at $1.05 per share;

      o     30,000 shares at $0.48 per share;

      o     4,167 shares at $0.42 per share;

      Janet Shaker has an address at c/o Family Ford, Inc., 1200 Wolcott Street, Waterbury, Connecticut 06705.

      Paul Shaker has an address at 210 Munson Road, Middlebury, Connecticut 06762.

      Edward D. Shaker has an address at c/o Shakers Lincoln Mercury, Inc. 831 Straits Turnpike, Watertown, Connecticut 06795. His beneficial ownership of our common stock includes:

      o     206,612 shares of Class B common stock;

      o     107,142 shares of Class A common stock; and

      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

            o     8,750 shares at $2.25 per share;

            o     8,750 shares at $1.25 per share;

      Edward Shaker has an address at c/o Hometown Auto Retailers, Inc., 1309 South Main Street, Waterbury, Connecticut 06706. His beneficial ownership of our common stock includes 13,700 shares of Class A common stock owned by his wife, Lillian.

      Richard Shaker has an address at c/o Shakers Lincoln Mercury, Inc. 831 Straits Turnpike, Watertown, Connecticut 06795. His beneficial ownership of our common stock includes:

      o     175,404 shares of Class B common stock;

      o     114,142 shares of Class A common stock; and

      o Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:

            o     8,750 shares at $2.25 per share;

            o     8,750 shares at $1.25 per share;

      Steven N. Bronson has an address at 100 Mill Plain Road, Danbury, Connecticut 06811.

      Louis Meade has an address at 44 Red Road, Chatham, New Jersey 07928.

                                                 EQUITY COMPENSATION PLAN INFORMATION

        Plan category          Number of securities to       Weighted-average            Number of securities
                               be issued upon exercise       exercise price of         remaining available for
                               of outstanding options,     outstanding options,      future issuance under equity
                                 warrants and rights        warrants and rights     compensation plans (excluding
                                         (a)                                           securities reflected in
                                                                                             column (a))
 Equity compensation plans
   approved by security
   holders                             517,500                     $1.04                       312,500
 Equity compensation plans
   not approved by security
   holders                              None                       None                          None
                                   ---------------            ---------------              ---------------
 Total                                 517,500                     $1.04                       312,500

      In February 1998, as further amended in August 2002, in order to attract and retain persons necessary for the success of Hometown, Hometown adopted its 1998 Stock Option Plan covering up to 830,000 shares of Class A Common Stock. See Note 16 to the consolidated financial statements.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES

      Hometown has leased from various affiliates the premises occupied by certain of its dealerships. Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent on January 1, 2009. Hometown believes that each lease was at their fair market value at inception.

      SHAKER GROUP. Hometown leases, for an annual base rental of approximately $274,000, the premises occupied by its Lincoln Mercury dealership in Watertown, Connecticut, from Shaker Enterprises, a Connecticut general partnership whose seven partners include Joseph Shaker, Corey Shaker, Steven Shaker, Janet Shaker, Edward D. Shaker, Edward Shaker and Richard Shaker. Hometown leases, for an annual base rental of approximately $274,000 and $82,000 respectively, the premises occupied by the Family Ford and Shaker Auto Outlet dealerships in Waterbury, CT from Joseph Shaker Realty, a Connecticut general partnership whose three partners are Richard Shaker, Edward Shaker and Rose Shaker. Richard Shaker is the father of Steven Shaker, Edward D. Shaker and Joseph Shaker. Edward Shaker is the father of Corey Shaker and Janet Shaker and Rose Shaker is the aunt of Steven Shaker, Joseph Shaker, Edward D. Shaker, Corey Shaker and Janet Shaker. Corey Shaker is the CEO, Director and a principal stockholder of Hometown. Steven Shaker is the Regional Vice President - North Division and a principal stockholder of Hometown. Joseph Shaker is the Regional Vice President
- East Division, Director and a principal stockholder of Hometown. Edward D. Shaker and Janet Shaker are principal stockholders of Hometown.

      MULLER GROUP. Hometown leases, for an annual base rental of approximately $411,000 and $452,000 respectively the premises occupied by its Toyota ("Toyota") dealership in Clinton, New Jersey and its Chevrolet ("Chevy") dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President - South Division, director and a principal stockholder of Hometown. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. Hometown recorded the lease as a capital lease. As of December 31, 2004 the mortgage debt balance is $4.3 million, which agrees with the capital lease obligation. Hometown makes annual lease payments of approximately $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

      WESTWOOD. Hometown leases, for an annual base rental of approximately $411,000 the premises occupied by its Lincoln Mercury dealership in Emerson, New Jersey from Salvatore A. Vergopia and his wife. Mr. Vergopia and his wife will cease to be principal stockholders and this lease will be terminated as part of the settlement of the litigation between Hometown and the Vergopia's. See Item
3. Legal Proceedings.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate fees and expenses billed for the professional services rendered by BDO Seidman, LLP for the audit of Hometown's annual financial statements included in Hometown's Form 10-K filing for fiscal year 2004 and 2003 and the reviews of Hometown's quarterly financial statements included in Hometown's First, Second and Third Quarter Form 10-Q filings for fiscal year 2004 and 2003 totaled approximately $144,000 and $137,000, respectively.

AUDIT RELATED FEES

      Hometown did not incur any audit related fees, other than those included under the paragraph "Audit Fees", for professional services rendered by BDO Seidman, LLP during the 2004 and 2003 fiscal year.

TAX FEES

      Hometown incurred tax fees of approximately $16,000 and $0 for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice and tax planning during the 2004 and 2003 fiscal years, respectively. The 2004 services were comprised of research discussions regarding tax treatment of a litigation settlement.

ALL OTHER FEES

      Hometown did not incur any other fees for professional services rendered by BDO Seidman, LLP other than the services covered in the paragraphs above titled "Audit Fees" and "Audit Related Fees" during the 2004 and 2003 fiscal years.

AUDIT COMMITTEE PRE-APPROVAL POLICY

      Hometown's Audit Committee has authorized the Chief Financial Officer to incur up to $5,000 per fiscal year on accounting research projects outside the scope of normal audit services rendered by BDO Seidman, LLP for the audit of Hometown's annual financial statements included in Hometown's Form 10-K filing and the reviews of Hometown's quarterly financial statements included in Hometown's Form 10-Q filings. Such amount is less than 5% of the annual fees paid to BDO Seidman, LLP for its Form 10-K and Form 10-Q filings. No fees were incurred in fiscal 2004 that were not approved by the Audit Committee pursuant to this policy.

AUDIT COMMITTEE CONSIDERATION

      Hometown's Audit Committee has considered whether BDO Seidman, LLP's provision of the services which generated the Audit and Other Fees reported above was compatible with maintaining BDO Seidman, LLP's independence as Hometown's principal independent accounting firm.

WORK PERFORMED BY PRINCIPAL ACCOUNTANT'S FULL TIME PERMANENT EMPLOYEES

      BDO Seidman, LLP's services rendered in performing Hometown's audits for fiscal year 2004 and 2003 were performed by full time, permanent employees and partners of BDO Seidman, LLP.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS:
No:       DESCRIPTION
-------   ----------------------------------------------------------------------
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

(1) 3.7 Certificate of Amendment of the Certificate of Incorporation filed December 7, 2000

    3.8   By-Laws of Hometown

    4.1   Form of Class A Common Stock Certificate

    4.2   Form of Class B Common Stock Certificate

    4.3 Form of Warrant Agreement between Hometown and Paulson Investment Company and related Warrant

    4.4   Stock Option Plan of Hometown

(2) 4.5 Form of 3-year warrant issued in the Private Placement of units on July 25, 2001

(2) 4.6 Copy of the $240,000 Non-negotiable Promissory Note made by Hometown to Autos of Newburgh, Inc.

(2) 4.7 Copy of the Settlement Agreement, dated June 28, 2001, between Hometown and Autos of Newburgh, Inc.

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

(1) 10.29 Credit   Agreement   dated  March  14,  2001  among  the   registrant,
          subsidiaries of the registrant, and Ford Motor Credit Company.

(2) 10.30 Guarantee Agreement dated January 5, 1999 among the registrant and Falcon Financial, LLC.

 (2)10.31 Modification Agreement dated January 6, 1999 among the registrant, subsidiaries of the registrant and Falcon Financial, LLC.

 (3) 14.1 Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

 (3) 14.2 Code of Business Conduct and Ethics

     21.1 Subsidiaries of the Registrant

 (4) 31.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (4) 31.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (4) 32.1 Chief Executive Officer Certification

 (4) 32.2 Chief Financial Officer Certification


----------------------------------------------------
* Unless otherwise indicated all exhibits were previously filed as an exhibit to Hometown's Registration Statement on Form S-1 (File No 333-52763), and incorporated herein by reference.

(1) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2001, and incorporated herein by reference.

(3) Filed as an exhibit to Hometown's Form 10-K for the period ending December 31, 2003, and incorporated herein by reference.

(4)   Filed herewith.

FINANCIAL STATEMENT SCHEDULES:

See below, beginning on page F-1.

SUPPLEMENTAL SCHEDULES:

Report of Independent Registered Public Accounting Firm on Schedule is set forth on page S-1.

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002 is set forth hereafter on page S-2.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 22, 2005 on its behalf by the undersigned, thereunto duly authorized.

                               Hometown Auto Retailers, Inc.

                               By: /s/ Corey Shaker
                                  ----------------------------------------------
                                     Corey Shaker, President and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Corey Shaker
-----------------------------------------
Corey Shaker                                President, Chief Executive Officer
                                            and Director

/s/ Charles F. Schwartz
-----------------------------------------
Charles F. Schwartz                         Chief Financial Officer

/s/ Bernard J. Dzinski, Jr.
-----------------------------------------
Bernard J. Dzinski, Jr.                     Director

/s/ Steven A. Fournier
-----------------------------------------
Steven A. Fournier                          Director

/s/ H. Dennis Lauzon
-----------------------------------------
H. Dennis Lauzon                            Director

/s/ Timothy C. Moynahan
-----------------------------------------
Timothy C. Moynahan                         Director

/s/ William C. Muller, Jr.
-----------------------------------------
William C. Muller, Jr.                      Director

/s/ Joseph Shaker
-----------------------------------------
Joseph Shaker                               Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Reports of Independent Registered Public Accounting Firm                     F-2

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2004 and 2003              F-3

   Consolidated Statements of Operations for each of the three
   years in the period ended December 31, 2004                               F-4

   Consolidated Statements of Stockholders' Equity for each of the
   three years in the period ended December 31, 2004                         F-5

   Consolidated Statements of Cash Flows for each of the three
   years in the period ended December 31, 2004                               F-6

   Notes to Consolidated Financial Statements                                F-7


Reports of Independent Registered Public Accounting Firm on Schedule         S-1

   Schedule II - Valuation and Qualifying Accounts                           S-2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Hometown Auto Retailers, Inc.

      We have audited the accompanying consolidated balance sheets of Hometown Auto Retailers, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of Hometown Auto Retailers, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hometown Auto Retailers, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the Unites States.

      As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.



New York, New York                                       /s/ BDO Seidman, LLP
March 9, 2005                                                BDO Seidman, LLP

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                             December 31,
                                                                       --------------------
                           ASSETS                                        2004        2003
                                                                       --------    --------
Current Assets:
   Cash and cash equivalents                                            $  6,101    $  5,639
   Accounts receivable, net                                                5,081       6,058
   Inventories, net                                                       43,440      37,774
   Prepaid expenses and other current assets                                 634         625
   Deferred and prepaid income taxes                                       1,464       1,349
                                                                        --------    --------
      Total current assets                                                56,720      51,445

Property and equipment, net                                               13,854      12,678
Other assets                                                               3,649       1,141
                                                                        --------    --------
      Total assets                                                      $ 74,223    $ 65,264
                                                                        ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                                             $ 42,474    $ 38,003
   Accounts payable and accrued expenses                                   5,106       5,798
   Current maturities of long-term debt and capital lease obligations      5,505         996
   Deferred revenue                                                          735         609
                                                                        --------    --------
      Total current liabilities                                           53,820      45,406

Long-term debt and capital lease obligations                               8,621      12,076
Long-term deferred income taxes                                              123         125
Other long-term liabilities and deferred revenue                             726         729
                                                                        --------    --------
       Total liabilities                                                  63,290      58,336

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                              --          --
   Common stock, Class A, $.001 par value, 12,000,000 shares
    authorized, 3,870,137 and 3,655,853 shares issued and outstanding,
    respectively                                                               4           4
   Common stock, Class B, $.001 par value, 3,760,000 shares
    authorized, 3,519,252 shares issued and
    outstanding, respectively                                                  3           3
   Additional paid-in capital                                             30,017      29,760
   Accumulated deficit                                                   (19,091)    (22,839)
                                                                        --------    --------
      Total stockholders' equity                                          10,933       6,928
                                                                        --------    --------
      Total liabilities and stockholders' equity                        $ 74,223    $ 65,264
                                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          For the Years Ended December 31,
                                                     -----------------------------------------
                                                        2004           2003           2002
                                                     -----------    -----------    -----------
Revenues
   New vehicle sales                                 $   167,932    $   180,615    $   164,659
   Used vehicle sales                                     65,326         66,543         72,482
   Parts and service sales                                24,219         24,621         24,330
   Other, net                                              7,804          7,998          8,268
                                                     -----------    -----------    -----------
      Total revenues                                     265,281        279,777        269,739
                                                     -----------    -----------    -----------
Cost of sales
   New vehicle                                           157,211        168,579        154,225
   Used vehicle                                           59,053         60,152         65,821
   Parts and service                                      11,043         11,299         11,026
                                                     -----------    -----------    -----------
     Total Cost of sales                                 227,307        240,030        231,072
                                                     -----------    -----------    -----------
     Gross profit                                         37,974         39,747         38,667

Selling, general and administrative expenses              33,371         34,840         34,152
                                                     -----------    -----------    -----------
     Income from operations                                4,603          4,907          4,515
                                                     -----------    -----------    -----------
   Interest income                                           204             82             43
   Interest (expense)                                     (3,281)        (3,037)        (3,205)
   Other income                                              135            956             52
   Other (expense)                                            (9)            (3)          (158)
                                                     -----------    -----------    -----------
      Income before taxes and cumulative effect
          of accounting change                             1,652          2,905          1,247
      Provision (benefit) for income taxes                (2,096)           527            471
                                                     -----------    -----------    -----------
      Income before cumulative effect of
          accounting change                                3,748          2,378            776
      Cumulative effect of accounting change                  --             --        (23,708)
                                                     -----------    -----------    -----------
Net income (loss)                                    $     3,748    $     2,378    $   (22,932)
                                                     ===========    ===========    ===========

Earnings (loss) per share, basic
     Before cumulative effect of accounting change   $      0.51    $      0.33    $      0.10
     Cumulative effect of accounting change                   --             --          (3.30)
                                                     -----------    -----------    -----------
Earnings (loss) per share, basic                     $      0.51    $      0.33    $     (3.20)
                                                     ===========    ===========    ===========
Earnings (loss) per share, diluted
     Before cumulative effect of accounting change   $      0.50    $      0.33    $      0.10
     Cumulative effect of accounting change                   --             --          (3.30)
                                                     -----------    -----------    -----------
Earnings (loss) per share, diluted                   $      0.50    $      0.33    $     (3.20)
                                                     ===========    ===========    ===========

Weighted average shares outstanding, basic             7,286,931      7,175,105      7,175,105
Weighted average shares outstanding, diluted           7,439,024      7,215,492      7,175,105


The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    Class A              Class B
                                  Common Stock         Common Stock         Additional                   Total
                               -------------------   --------------------     Paid-in   (Accumulated  Stockholders'
                                Shares     Amount     Shares      Amount      Capital     Deficit)      Equity
                               --------   --------   --------    --------    --------     --------     --------

Balance at
    December 31, 2001             3,562   $      3      3,613    $      4    $ 29,730     $ (2,285)    $ 27,452



Conversion of Class B
  Common to Class A Common            2         --         (2)         --          --           --           --
Paid subscription receivable         --         --         --          --          30           --           30
Net loss                             --         --         --          --          --      (22,932)     (22,932)
                               --------   --------   --------    --------    --------     --------     --------
Balance at
  December 31, 2002               3,564   $      3      3,611    $      4    $ 29,760     $(25,217)    $  4,550



Conversion of Class B
  Common to Class A Common           92          1        (92)         (1)         --           --           --
Net income                           --         --         --          --          --        2,378        2,378
                               --------   --------   --------    --------    --------     --------     --------
Balance at
  December 31, 2003               3,656   $      4      3,519    $      3    $ 29,760     $(22,839)    $  6,928

Exercise of warrants                214         --         --          --         257           --          257
Net income                           --         --         --          --          --        3,748        3,748
                               --------   --------   --------    --------    --------     --------     --------
Balance at
  December 31, 2004               3,870   $      4      3,519    $      3    $ 30,017     $(19,091)    $ 10,933
                               ========   ========   ========    ========    ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements

                          HOMETOWN AUTO RETAILERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               For the Years Ended December 31,
                                                               2004          2003          2002
                                                             --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  3,748      $  2,378      $(22,932)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities -
   Cumulative effect of accounting change                           --            --        23,708
   Depreciation and amortization                                 1,269         1,328         1,330
   Impairment of assets                                             --            --           150
   (Gain) loss on sale/disposal of sales and service and
     property and equipment                                          8          (939)           --
   Deferred income taxes                                        (2,288)          120           315
   Changes in assets and liabilities:
     Accounts receivable, net                                      977        (1,127)          768
     Inventories, net                                           (4,481)        2,335        (5,330)
     Prepaid expenses and other current assets                      (9)         (133)          134
     Prepaid taxes                                                 (41)           47            (6)
     Other assets                                                   44            43           172
     Floor plan notes payable                                    4,471          (519)        6,059
     Accounts payable and accrued expenses                        (692)          733        (1,038)
     Deferred revenue - current                                    126            21           112
     Other long term liabilities and deferred revenue               (3)          (14)          (56)
                                                              --------      --------      --------
   Net cash provided by operating activities                     3,129         4,273         3,386
                                                              --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                      (2,121)         (810)       (2,439)
   Proceeds from sale of sales and service franchise and
     property and equipment                                         --           942            --
                                                              --------      --------      --------
   Net cash provided by (used in) investing activities          (2,121)          132        (2,439)
                                                              --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                            1,418            74            61
   Principal payments of long-term debt and capital lease
     obligations                                                (2,221)       (2,464)       (1,860)
   Exercise of warrants                                            257            --            --
   Issuance of common stock and warrants                            --            --            30
                                                              --------      --------      --------
   Net cash (used in) financing activities                        (546)       (2,390)       (1,769)
Net increase (decrease) in cash and cash equivalents               462         2,015          (822)

CASH AND CASH EQUIVALENTS, beginning of period                   5,639         3,624         4,446
                                                              --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period                      $  6,101      $  5,639      $  3,624
                                                              ========      ========      ========
Cash paid for - Interest                                      $  3,233      $  3,087      $  3,331
                                                              ========      ========      ========
Cash paid for - Taxes                                         $    259      $    366      $    264
                                                              ========      ========      ========
Purchases financed by capital lease obligations               $  1,430      $  1,239      $  1,386
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

      Each Manufacturers franchise agreement contains provisions which may limit, without the consent of the applicable manufacturer, changes in dealership management and ownership, place certain restrictions on the dealership (such as minimum working capital requirements) and provide for termination of the franchise agreement by the manufacturer in certain instances. See Note 14.

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

      Finance, Insurance and Service Contract Income Recognition

      Hometown arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers and the predetermined financing rates set by the financing institution. In addition, Hometown receives commissions from the sale of credit life and disability insurance and extended service contracts to customers. The revenues from financing fees and commissions are generally recorded at the time of the sale of the vehicles. These revenues are recorded on a net basis. Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. At December 31, 2004 and 2003 Hometown had $1,140,000 and $1,225,000 of related deferred revenue, respectively. At December 31, 2004 and 2003, Hometown also had other deferred revenue of $319,000 and $112,000, respectively. The December 31, 2004 amount represents the balance of a $500,000 advance on warranty income from Hometown's Extended Service Plan vendor received June 2004. It is estimated that this advance will be earned over the next 12 months. There were no fees or other costs associated with the advance.

      Hometown may be charged back ("charge-backs") for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. The reserves for future charge backs are based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and service contract income, net of estimated charge-backs, are included in other dealership revenue in the accompanying consolidated financial statements.

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

      Inventories

      New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts, accessories and other are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.7 million at December 31, 2004 and 2003.

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

      Company Guarantees

      Hometown may guaranty or partially guaranty loans advanced by financial institutions to certain customers. It is Hometown's policy to provide reserves for potential future default losses based on available historical information. Hometown guarantees certain mortgage debt obligations of the lessor, related to two dealership leases. See Notes 7, 8 and 14.

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

      Impairment of Long-lived Assets

      Hometown periodically reviews long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. Hometown considers relevant cash flow, management's strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, Hometown compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. The difference would be recorded as an impairment of assets. Hometown recorded an asset impairment charge for assets that were held for sale of $150,000 for the year ended December 31, 2002. See Notes 3 and 4. Hometown does not believe any other impairment exists based on this methodology.

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

      Fair Value of Financial Instruments

      Hometown's financial instruments consist primarily of cash and cash equivalents, floor plan notes payable and long-term debt. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The carrying amounts of floor plan notes payable approximate fair value due to their variable interest rates. The fair market value of long-term debt approximated the carrying value at December 31, 2004. The fair value of long-term debt is estimated based on the current rates offered for similar debt instruments with the same remaining maturities.

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

      Stock-based Compensation

      At December 31, 2004, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan") that is described more fully in Note 16. As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                     Year Ended December 31,
                                                               2004            2003           2002
                                                                          (in thousands)
                                                             ----------     ----------     ----------
        Net income (loss), as reported                       $    3,748     $    2,378     $  (22,932)
        Deduct: Total stock-based employee compensation
          expense determined under fair value based method
          for all awards, net of related tax effects (1)            (23)           (35)           (28)
                                                             ----------     ----------     ----------
        Pro forma net income (loss)                          $    3,725     $    2,343     $  (22,960)
                                                             ==========     ==========     ==========
        Earnings (loss) per share:
        Basic, as reported                                   $     0.51     $     0.33     $    (3.20)
        Basic, pro forma                                     $     0.51     $     0.33     $    (3.20)

        Diluted, as reported                                 $     0.50     $     0.33     $    (3.20)
        Diluted, pro forma                                   $     0.50     $     0.32     $    (3.20)

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

      Reclassification

      Certain prior year amounts have been reclassified to conform to the 2004 presentation.

      Segments

      Hometown's management considers its business to be a single segment-Automotive Retailing. Hometown's sales and services are through similar distribution channels, and Hometown's customers are similar for all sources of revenues. Management evaluates its operating results by dealerships, which are all located in the Northeastern United States.

      New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) ("Revised Interpretations") delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R) Hometown has evaluated its variable interests to determine whether they are in fact VIE's and whether Hometown was the primary beneficiary of the VIE. This evaluation resulted in determining that Hometown has a VIE with a related party, whereby Hometown guarantees the mortgage debt of the company. See Notes 9 and 14. The adoption of this interpretation did not have a material effect on Hometown's financial statements.

      SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

      Accounts receivable, net consist of the following:

                                       12/31/04   12/31/03
                                          (in thousands)
                                        ------     ------
      Due from manufacturers            $1,584     $1,741
      Due from finance companies         2,378      3,090
      Parts and service receivables        637        738
      Other                                482        489
                                        ------     ------
         Total receivables, net         $5,081     $6,058
                                        ======     ======


      The allowance for doubtful accounts was $0.3 million as of December 31, 2004 and 2003. In assessing the allowance for doubtful accounts, Hometown considers historical losses as well as current performance with respect to past due accounts.

      Inventories, net consist of the following:

                                      12/31/04    12/31/03
                                         (in thousands)
                                       -------     -------
      New Vehicles                     $33,616     $28,420
      Used Vehicles                      7,761       7,255
      Parts, accessories and other       2,063       2,099
                                       -------     -------
         Total Inventories             $43,440     $37,774
                                       =======     =======

      New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.7 million at December 31, 2004 and 2003.

      Prepaid Expenses and Other Current Assets - Assets Held For Sale

      Included in Prepaid Expenses and Other Current Assets as of December 31, 2004 and 2003 is land held for sale of $300,000. This is net of an impairment charge of $150,000 that was recorded at December 31, 2002 to write-down the asset to fair value. The impairment charge is included in Other Expense in Hometown's Consolidated Statements of Operations for the year ended December 31, 2002. See Note 17. The land held for sale is not being used in Hometown's business. Prior to December 31, 2003, Hometown decided to sell the property and has been marketing the property, but has been hampered by certain state environmental regulations which were passed in 2004. Hometown is evaluating the impact of the new regulations on the potential development of the property and the sale agreement.

      Accounts payable and accrued expenses consist of the following:

                                                                          12/31/04   12/31/03
                                                                            (in thousands)
                                                                           ------     ------
      Accounts payable, trade                                              $2,320     $2,030
      Accrued compensation costs                                              684        717
      Sales and use tax                                                       464        768
      Reserve for finance, insurance and service contract charge-backs        415        510
      Accrued legal and professional fees                                     315        434
      Accrued interest                                                        286        238
      Reserve for policy work expenses                                        208        175
      Customer payoffs                                                        135        259
      Other accrued expenses                                                  279        667
                                                                           ------     ------
      Total                                                                $5,106     $5,798
                                                                           ======     ======

      Other long-term liabilities and deferred revenue

      Hometown receives commissions from the sale of insurance products and extended service contracts to customers. These revenues are recorded on a net basis. Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount over a five-year period. At December 31, 2004 Hometown had $1,459,000 of deferred revenue of which $735,000 was current and $724,000 was long-term. Included in this amount is other deferred revenue of $319,000, which represents the balance of a $500,000 advance on warranty income from Hometown's Extended Service Plan vendor received June 2004. It is estimated that this advance will be earned over the next 12 months. There were no fees or other costs associated with the advance. At December 31, 2003 Hometown had $1,337,000 of deferred revenue of which $609,000 was current and $728,000 was long-term. Included in this amount is other deferred revenue of $112,000.

4. PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                                                         12/31/04      12/31/03
                                                     Lives in Years          (in thousands)
                                                     ------------------  --------      --------
      Land                                                    --         $  4,246      $  4,246
      Land improvements                                    15 to 21            84            84
      Buildings and leasehold improvements (1)              7 to 31.5       12,101        10,262
      Machinery, equipment, furniture and fixtures          3 to 10         3,321         3,272
      Vehicles                                              2 to 3            171           184
      Construction in progress                                                224           128
                                                                         --------      --------
         Sub-total                                                         20,147        18,176
      Less - accumulated depreciation and amortization                     (6,293)       (5,498)
                                                                         --------      --------
         Total                                                           $ 13,854      $ 12,678
                                                                         ========      ========

(1)    Shorter of estimated useful life or lease term.

      Included in buildings and leasehold improvements are capital leases for two dealerships totaling $5,180,000 for the years ended December 31, 2004 and 2003 which are leased from related parties. See Notes 8, 9 and 13. Hometown begins depreciating assets once the asset is placed in service. Depreciation and amortization expense for property and equipment for the years ended December 31, 2004, 2003 and 2002 was $932,000, $944,000 and $943,000 respectively.

      In June 2004, Hometown exercised an option to buy the building leased by its Brattleboro, VT dealership. The purchase price was $1.5 million plus closing costs. The purchase was financed by a bank loan and a note held by the seller. See Note 7.

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

      During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended December 31, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. Hometown has subsequently reduced its valuation allowance. See Note 11.

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

      As of December 31, 2004 and 2003, the Company's intangible assets consisted of the following:

                                     12/31/04    12/31/03
                                        (in thousands)
                                       -----      -----
      Deferred finance charges         $ 272      $ 267
      Accumulated amortization          (121)       (98)
      Non-compete agreement              381        381
      Accumulated amortization          (333)      (270)
      Franchise fee                       10         10
      Accumulated amortization            (3)        (1)
                                       -----      -----
         Net intangible assets (a)     $ 206      $ 289
                                       =====      =====

      (a) These assets are included in Other Assets in the consolidated financial statements

      Aggregate Amortization Expense of Intangible Assets for the years ended December 2004, 2003 and 2002 is $87,000, $85,000 and $85,000, respectively.

Estimated Amortization Expense of Intangible Assets, in thousands:

For the year ended 12/31/05                 $71
For the year ended 12/31/06                 $23
For the year ended 12/31/07                 $18
For the year ended 12/31/08                 $15
For the year ended 12/31/09                 $14

6. FLOOR PLAN NOTES PAYABLE AND INTEREST EXPENSE

                                     12/31/04    12/31/03    12/31/02
                                              (in thousands)
                                      -------     -------     -------
      Floor plan notes payable        $42,474     $38,003     $38,522
                                      =======     =======     =======
      Floor plan interest expense     $ 1,877     $ 1,632     $ 1,713
                                      =======     =======     =======

      Since March 15, 2001, Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation ("FMCC"). The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount. As of December 31, 2004 Hometown's floor plan liability with FMCC is $42.5 million. The FMCC agreement has no set maturity date and it is the intention of Hometown to continue with this financing on an ongoing basis.

      For the first year of the agreement, through May 2002, the FMCC floor plan loans carried an interest rate of prime less 0.75% for new vehicles and prime less 0.50% for used vehicles. From January 1, 2002 through May 31, 2002, interest was approximately 4.0% for new vehicles and 4.25% for used vehicles.

      In June 2002, Hometown renewed its floor plan agreement with FMCC and is now subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates and FMCC financing volume. At December 31, 2004, interest rates were approximately 4.94% for new vehicles and 7.00% for used vehicles. At December 31, 2003, interest rates were approximately 3.75% for new vehicles and 5.75% for used vehicles. The average interest rate was approximately 4.42%, 4.25% and 5.20% for 2004, 2003 and 2002, respectively.

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance was $1.5 million, $1.6 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is recorded as a reduction of cost of sales when the vehicle is sold. Of these amounts, $0.3 million was recorded as a reduction of inventory for each of the years ending December 31, 2004, 2003 and 2002.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                         12/31/04     12/31/03
                                                                                             (in thousands)
                                                                                          -------      -------
      Real estate mortgage notes payable, due in monthly installments including
        interest at 10.0%, maturing May 2014                                             $ 7,447      $ 7,872
      Real estate capital lease obligations, due in monthly installments including
        interest at 10.0%, maturing December 2013. See Note 8                              4,335        4,163
      Real estate mortgage note payable.(b)                                                1,025           --
      Capital lease obligations on rental vehicles, due in monthly installments including interest ranging  from 3.8% to 5.5%, maturing on various dates
        through April 2012. See Note 8                                                       892          811
      Real estate mortgage note payable, due in monthly installments including interest at 10.5%, maturing April 2007. Note partially finances the
      Brattleboro building purchase. See Note 4                                              241           --
      Notes  payable on rental vehicles, due in monthly installments including
        interest of 6.5%, maturing December 2005                                              48           96
      Various due in monthly installments including interest ranging from 5.3% to
        15.6%, maturing on various dates through October 2009                                138          130
                                                                                         -------      -------
                                                                                          14,126       13,072
      Less: Current portion                                                                5,505          996
                                                                                         -------      -------
      Total Long Term Debt and Capital Lease Obligations (a)                             $ 8,621      $12,076
                                                                                         =======      =======

(a) Hometown is subject to certain financial covenants related to its real estate mortgages. At December 31, 2004, Hometown was in default of its loan agreement for Baystate Lincoln Mercury for failure to comply with a financial covenant. Accordingly, Hometown has reclassified $4,319,000 of related long-term debt to current at December 31, 2004. Total debt for this mortgage at December 31, 2004 is $4,613,000. On March 16, 2005, the lender notified Hometown that it is not declaring an event of default in connection with the loan, however, reserving all rights to declare an event of default in the future should the financial covenant default not be cured. If an event of default was declared and only at the lenders option, Hometown could be required to pay all outstanding debt plus a defeasance penalty and transaction costs totaling approximately $1,400,000. Although Hometown does not believe the lender will call the loan, in the event it is called, Hometown believes it would be able to secure alternate financing. Hometown believes the market value of the property is approximately $6,200,000. Hometown believes it would be able to borrow up 100% of the market value of the property. Assuming borrowing $6,000,000 at a current variable interest rate of approximately 7.46% for a 15-year mortgage, monthly payments would be approximately $6,800 lower than the current monthly payments being made on the property.

(b) Mortgage partially financing the Brattleboro building purchase (See Note 4) has an interest rate of 7.0% through May 2009 and is variable thereafter. The monthly payments are sufficient to amortize the loan over a 15-year period. After 10 years, May 2014, the terms of the bank loan will be renegotiated.

      Maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows:

                                           Aggregate
         Year ending                      Obligation
         December 31,                    (in thousands)
      ----------------                   -------------
            2005                           $ 5,505
            2006                               905
            2007                               905
            2008                               851
            2009                               783
         Thereafter                          5,177
                                            ------
                                           $14,126
                                           =======
8. CAPITAL LEASES

      The following is an analysis of the leased property under capital leases by major classes:

                                                                      Asset Balances at December 31,
                                                                          2004           2003
                                                                             (in thousands)
                                                                         -------       -------
      Rental and loaner vehicles                                         $   981       $   928
      Less:  Accumulated amortization                                        (89)         (117)
                                                                         -------       -------
           Net rental and loaner vehicles (included in Inventories)      $   892       $   811
                                                                         =======       =======

      Buildings                                                          $ 5,180       $ 5,180
      Less:  Accumulated amortization                                     (2,156)       (1,820)
                                                                         -------       -------
           Net Buildings (included in Property & Equipment)              $ 3,024       $ 3,360
                                                                         =======       =======

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

                                                               Minimum Lease
                                    Year ending                  Payments
                                    December 31,              (in thousands)
                                  ----------------            --------------
                                        2005                        $ 1,155
                                        2006                          1,155
                                        2007                          1,155
                                        2008                          1,085
                                        2009                            910
                                     Thereafter                       3,990
                                                              -------------
      Total minimum lease payments                                    9,450
      Less:  Amount representing estimated executory costs,
        included in total minimum lease payments                      (226)
                                                              -------------
      Net minimum lease payments                                      9,224
      Less:  Amount representing interest                           (3,997)
                                                              -------------
      Present value of net minimum lease payments *                 $ 5,227
                                                                   ========

      *     Reflected   in  the  balance   sheet  as  current  and   non-current
            obligations under capital leases of $491 and $4,736, respectively.

9. RELATED PARTY TRANSACTIONS

      Leases

      Certain officers of Hometown lease to the dealerships the premises under various leases, two of which are classified as capital leases. See Notes 4, 8 and 13. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. Hometown recorded the lease as a capital lease. As of December 31, 2004 the mortgage debt balance is $4.3 million, which equals the capital lease obligation. Hometown makes annual lease payments of $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

10. CAPITAL STRUCTURE AND PER SHARE DATA

      Preferred Stock

      Hometown's Certificate of Incorporation provides that its Board of Directors has the authority, without further action by the holders of the outstanding Common Stock, to issue up to two million shares of Preferred Stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. As of December 31, 2004 and 2003, Hometown does not have any Preferred Stock outstanding. The designations, rights and preferences of any Preferred Stock would be set forth in a Certificate of Designation which would be filed with the Secretary of the State of Delaware.

Common Stock - Class A and Class B

      The Class A Common Stock and the Class B Common Stock each have a par value of $.001 per share and are identical in all respects, except voting rights and the convertibility of the Class B Common Stock. Subject to any special voting rights of any series of Preferred Stock that may be issued in the future, the holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Except as otherwise required by law, both Class A Common Stock and Class B Common Stock vote together as one class on all matters to be voted on by stockholders of Hometown, including the election of directors. Class A Common Stock is not convertible. The Class B Common Stock is convertible into Class A Common Stock on a share for share basis, at any time at the election of the holder and is automatically converted into Class A Common Stock upon any transfer to a person who is not then an officer or director of Hometown or of a subsidiary of Hometown. All of the outstanding shares of Class B Common Stock represent approximately 87% of the aggregate voting power of Hometown. Executive officers and directors control approximately 55% of the aggregate voting power of Hometown. Neither class of Common Stock has redemption, preemptive or sinking fund rights. Holders of both classes of Common Stock are entitled to dividends as and when declared by the Board of Directors from funds legally available therefore and, upon liquidation, dissolution or winding up of Hometown, to participate ratably in all assets remaining after payment of all liabilities. All shares of Common Stock issued and outstanding are fully-paid and non-assessable.

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

      Per Share Data

      "Basic  earnings  (loss) per share" is  computed  by  dividing  net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options to purchase approximately 518,000 shares of common stock were outstanding during 2004. Options and warrants to purchase approximately 1,112,000 and 1,378,000 shares of common stock were outstanding during 2003 and 2002, respectively. Basic and diluted weighted average shares for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                    Year Ended December 31,
                                              2004           2003           2002
                                            ---------      ---------      ---------
      Basic, Weighted Average Shares        7,286,931      7,175,105      7,175,105
                                            =========      =========      =========

      Common Stock Equivalents                152,093         40,387             --
                                            ---------      ---------      ---------
      Diluted, Weighted Average Shares      7,439,024      7,215,492      7,175,105
                                            =========      =========      =========

      The common stock equivalents are options whose exercise price is less than the average market price of the common shares during the period. In 2004 and 2003, options and warrants to purchase 248,000 and 842,000 shares, respectively, of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period. In 2002, options and warrants to purchase 1,378,000 shares of Hometown common stock were excluded from the calculation of diluted (loss) per share due to the effect being anti-dilutive.

      The basic and diluted income per share for the year ended December 31, 2004 is $0.51 and $0.50, respectively, including $0.38 and $0.37 respectively, resulting from a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and net operating losses. See Note 11. The basic and diluted income per share for the year ended December 31, 2003 is $0.33 including $0.09 resulting from a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and $0.08 resulting from a gain on the sale of a Chrysler/Jeep Sales and Service Franchise in June 2003. The basic and diluted
(loss) per share for the year ended December 31, 2002 is $(3.20), which includes basic and diluted income per share before cumulative effect of accounting change of $0.10 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 5 to the consolidated financial statements for the effect of recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

11. INCOME TAXES

                                               12/31/04      12/31/03      12/31/02
                                                          (in thousands)
                                               --------      --------      --------
      Federal:
          Current                               $   (31)      $    60       $    --
          Deferred                               (1,977)          205           428
      State:
          Current                                   223           347            19
          Deferred                                 (311)          (85)           24
                                                -------       -------       -------
      Provision (Benefit) for Income Taxes      $(2,096)      $   527       $   471
                                                =======       =======       =======

      Actual income tax expense (benefit) differs from income tax expense computed by applying a U.S. federal statutory corporate tax rate of 34% to income before income taxes as follows:

                                                     12/31/04     12/31/03    12/31/02
                                                     --------     --------    --------
      Provision at the statutory rate                  34.0%        34.0%       34.0%
      Increase (decrease) resulting from:
         State income tax, net of benefit for
            Federal deduction                          (3.5%)        6.0%        2.3%
         Change in valuation allowance (a)           (150.7%)      (15.5%)        --
         Adjustment for prior year over accruals       (6.8%)       (6.3%)        --
         Other                                          0.1%        (0.1%)       1.5%
                                                      -----        -----       -----
      Effective tax rate                             (126.9%)       18.1%       37.8%
                                                      =====        =====       =====

      Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                                  12/31/04     12/31/03
                                                                  --------     --------
                                                                     (in thousands)
      DEFERRED INCOME TAXES AND TAXES RECEIVABLE -
        SHORT-TERM:
      Tax assets related to goodwill                             $   181       $    --
      Current net operating loss carryforward(c)                     354           162
      Reserves and accruals not deductible until paid                538           887
      Tax on current portion of deferred revenue                     294           244
      Tax prepayments and prior year overpayments                     97            56
                                                                 -------       -------
                              Total                              $ 1,464       $ 1,349
                                                                 =======       =======

      DEFERRED TAX ASSETS - LONG-TERM:(b)
      Tax assets related to goodwill                             $ 2,199       $ 2,643
      Net operating loss carryforward(c)                           1,159           999
      Tax on long term portion of deferred revenue                   290           291
      Deferred tax on capital  leases  treated as operating
        leases for tax purposes                                      353           321
      Other                                                           74            98
      Valuation allowance(a)                                      (1,153)       (3,642)
                                                                 -------       -------
                              Total                              $ 2,922       $   710
                                                                 =======       =======

                                                   12/31/04     12/31/03
                                                      (in thousands)
                                                   -------       -------
      DEFERRED TAX LIABILITIES - LONG-TERM:
      Depreciation                                 $  (123)      $  (125)
                                                   -------       -------
                              Total                $  (123)      $  (125)
                                                   =======       =======

      Net deferred tax assets - short term         $ 1,367       $ 1,293
      Net deferred tax assets - long term            3,952         4,227
      Valuation allowance on long-term assets       (1,153)       (3,642)
                                                   -------       -------
      Net deferred tax asset                       $ 4,166       $ 1,878
                                                   =======       =======

      (a) In 2004, the deferred tax asset valuation allowance decreased by $2,489,000. This decrease is primarily the result of Hometown's analysis of the likelihood of realizing the future tax benefit of tax loss carryforwards and additional temporary differences. Realization of the net deferred tax asset (net of recorded valuation allowance) is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, Hometown believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

      (b) Long-term deferred tax assets are recorded in other assets in the consolidated balance sheets.

      (c) Federal NOL's of $1,570,000 begin to expire in 2021. State NOL's of $10,547,000 begin to expire in 2005. See (a) above.

12. ADVERTISING AND PROMOTION

      Hometown expenses advertising and promotion as incurred. Advertising and promotion expenses included in Selling, General and Administrative Expenses, net certain of manufacturers' rebates and assistance, were approximately $4.0 million, $3.5 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Manufacturers advertising rebates and assistance recorded as a reduction of advertising expense was approximately $0.4 million, $0.7 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      Certain manufacturers will charge Hometown for national and regional advertising in the invoice price of the vehicle. These charges are included in the cost of vehicles sold by Hometown. The expense is recognized in cost of sales upon the sale of the vehicle.

      Certain manufacturers will reimburse the dealerships for a portion of these advertising costs upon providing the manufacturer documentation of advertising performed by the dealership according to the manufacturers advertising and marketing program guidelines. These rebates were $0.4 million and $0.7 million in 2004 and 2003, respectively, and were recorded as a reduction of advertising expense. Other manufacturers reimburse dealerships a flat amount of the advertising charged without any advertising required by the dealerships. In 2004 and 2003, in accordance with EITF Issue No. 02-16, these amounts are reflected as a reduction of the inventory amount and as a reduction of cost of sales upon sale of the vehicle. Approximately $0.3 million has been reflected as a reduction of cost of sales in both 2004 and 2003. In prior years these amounts were reflected as a reduction of advertising expense. In November 2002, the EITF reached a final consensus on EITF Issue No. 02-16, resulting in certain co-op advertising recoveries, which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of cost of sales, buying and occupancy.

13. OPERATING LEASES

      Hometown has executed leases for the premises occupied by its dealerships. Certain of the leases are with related parties. Hometown also has operating leases relating to its data processing equipment. The minimum rental commitments required under these operating leases after December 31, 2004 are as follows:

                                                                  Related Parties
    Year ending December 31,               Total Obligation       (in thousands)              Other
    -------------------------             ------------------      ----------------         ------------
    2005                                       $1,391                $ 939                   $ 452
    2006                                        1,021                  733                     288
    2007                                          949                  733                     216
    2008                                          949                  733                     216
    2009                                          733                  733                       -
    Thereafter                                  2,952                2,952                       -
                                              -------              -------                  ------
    Total (1)                                  $7,995               $6,823                  $1,172
                                              =======              =======                  ======

      (1)   Minimum  rental   commitments  have  not  been  reduced  by  minimum
            sub-lease rentals of $20,000 per year, expiring November 2005.

      Total expense for operating leases and rental agreements was $1, 859,000, $1,851,000 and $1,938,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Rental expense for the years ended December 31, 2004, 2003 and 2002, does not include sub-lease income received of $20,000, $3,000 and $93,000, respectively.

      Total expense for operating leases and rental agreements with related parties was $1,149,000, $912,000 and $912,000 for the years ending December 31, 2004, 2003 and 2002, respectively.

14. COMMITMENTS AND CONTINGENCIES

      Litigation

      During the fourth quarter of 2004, Hometown announced that it had resolved in principle to settle the litigation matters described in Footnote 9 in the Notes to Unaudited Consolidated Financial Statements as contained in Hometown's most recent Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2004. On March 3, 2005 the execution and delivery of a settlement agreement and applicable releases of claims from all parties to the litigation was completed. The settlement agreement settles all claims made by Salvatore A. Vergopia and Edward A. Vergopia, former directors and executive officers of the Corporation, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias"). The settlement also finally resolved the related insurance coverage litigation with Universal Underwriters Group and The Chubb Group of Insurance Companies. The gross payment to the Vergopias by all parties is $4 million of which $600,000 is payable by Hometown. The settlement will be completed when all the material terms have been satisfied including Hometown's payment of its share of the gross settlement proceeds. The settlement with the Vergopias and the insurers included an exchange of mutual releases of claims among the parties and a withdrawal of all claims with prejudice and without costs or attorneys fees to any party. The settlement also provides for the transfer to the Vergopias of certain Westwood Lincoln Mercury Sales, Inc. assets, including its Lincoln Mercury franchise, subject to manufacturer approval which is pending, the termination of Hometown's Westwood, New Jersey lease, and the receipt by Hometown of all of the 940,000 shares of Class B Common Stock owned by the Vergopias. The Settlement Agreement does not constitute an admission of liability or wrongdoing by any party. The $600,000 is included in Accounts Payable and Accrued Expenses in Hometown's Consolidated Balance Sheet as of December 31, 2004.

      The receipt of the Hometown stock will be recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and will be shown as a reduction of Stockholders' Equity. The assets and liabilities being transferred to the Vergopias will be recorded as a reduction of those accounts at book value. If the fair market value of Hometown stock exceeds the net book value of the assets being transferred, a gain will result from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 5.

      Also, during the fourth quarter of 2004, Hometown fully resolved the litigation concerning the lease for property in Morristown, New Jersey formerly used by Hometown's subsidiary Morristown Auto Sales, Inc., including all claims among the landlord, Morristown and Crestmont M.M., L.P., the assignee of the lease agreement. The cost to Hometown is $150,000 with $75,000 payable immediately, that has already been paid as of December 31, 2004, and the balance in six equal monthly installments commencing January 1, 2005. This liability is included in Accounts Payable and Accrued Expenses in Hometown's Consolidated Balance Sheet as of December 31, 2004.

      Hometown Auto Retailers, Inc. d/b/a Muller Toyota, Inc. has been named as one of 1,667 defendants in a complaint filed by Maryann Cerbo, et. al. in the Superior Court of New Jersey in Bergen County and allegedly served upon Hometown on December 30, 2004. The action has been brought on behalf of about 111 named plaintiffs and, purportedly on behalf of a class of individuals and companies who have purchased or leased a motor vehicle from the defendants.

Plaintiffs contend that the defendants (a) overcharged for registration and/or title fees; (b) failed to properly itemized documentary costs and governmental costs; (c) charged grossly excessive documentary fees not reasonably related to costs; and (d) failed to disclose that the defendants are not required to perform certain documentary services. It appears from the complaint that plaintiffs have attempted to name as defendants all franchised automobile dealers in the State of New Jersey, as well as a large assortment of other persons and entities. There are no allegations that Hometown ever performed any services for any of the plaintiffs. The complaint makes certain class action allegations and alleges violations of the New Jersey Consumer Fraud Act as well as common law fraud. Hometown does not believe that the eventual outcome of this case will have a material adverse effect upon Hometown's consolidated financial position or results of operations.

      Hometown from time to time may be a defendant in lawsuits arising from normal business activities. Management reviews pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Hometown's consolidated financial position or results of operations.

      Guarantees

      Hometown may guaranty or partially guaranty loans advanced by financial institutions to certain customers. It is Hometown's policy to provide reserves for potential future default losses based on available historical information.

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. Hometown recorded the lease as a capital lease. As of December 31, 2004 the mortgage debt balance is $4.3 million, which agrees to the capital lease obligation. Hometown makes annual lease payments of $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. See Notes 7 and 8 to the consolidated financial statements.

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

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At December 31, 2004 and 2003, Hometown has a reserve of $208,000 and $175,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                                     Balance At        Additions To Costs                      Balance At
    Reserve for Policy Work       Beginning of Year       and Expenses        Deductions      End of Year
 ------------------------------  ------------------     ----------------     -------------   --------------
      Year Ended 12/31/04             $175,000              $955,000           $(922,000)       $208,000
      Year Ended 12/31/03             $172,000              $785,000           $(782,000)       $175,000
      Year Ended 12/31/02             $226,000              $800,000           $(854,000)       $172,000

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships discussed in Note 2 - Finance, Insurance and Service Contract Income Recognition .

      Franchise Agreements

      Toyota Motor Sales, U.S.A., Inc. has extended Hometown's current Toyota Dealer Agreement through April 18, 2005. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopia's as discussed above. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2004 had combined revenues of $98.1 million and pre-tax income before allocation of corporate costs of

$2.2 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A.; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

15. EMPLOYEE BENEFIT PLANS

      Hometown maintains the Hometown Auto Retailers, Inc. 401(k) Plan (the "Plan") for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 15% of their compensation, subject to certain IRS limitation. Hometown may make annual matching contributions to the Plan at its discretion. Hometown made contributions of $18,000, $24,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

      The following tables summarizes information about stock option activity and amounts:

                                                                                          Weighted
                                                 Number of        Weighted Average      Average Fair
                                                  Shares          Price per Share           Value
                                              ---------------  ---------------------   ---------------

   Balance at December 31, 2001                   615,750              $ 4.17
   Options Granted                                120,000                 .51              $ 0.33
   Canceled                                       (25,000)               2.97
                                                  -------              ------
   Balance at December 31, 2002                   710,750              $ 3.60
   Options Granted                                100,000                0.38              $ 0.27
   Canceled                                      (186,250)               7.47
                                                  -------              ------
   Balance at December 31, 2003                   624,500              $ 1.93
   Options Granted                                 10,000                1.05              $ 0.67
   Canceled                                      (117,000)               5.79
                                                  -------              ------
   Balance at December 31, 2004                   517,500              $ 1.04
                                                  =======              ======

   Exercisable at December 31, 2002               414,914              $ 5.26
                                                  =======              ======
   Exercisable at December 31, 2003               413,000              $ 2.45
                                                  =======              ======
   Exercisable at December 31, 2004               444,169              $ 1.13
                                                  =======              ======

                      Number of
     Range of          Options         Weighted      Weighted Average       Options
     Exercise      Outstanding at      Average        Exercise Price      Exercisable      Weighted Avg.
      Prices          12/31/04       Remaining Life     Per Share         at 12/31/04      Exercise Price
    -----------   ----------------   ------------  --------------------- ---------------  ----------------
   $0.34 to
     $0.65             220,000           3.96             $ 0.45             153,333           $ 0.47
   $0.68 to
     $1.50             198,750           2.80             $ 1.08             192,086           $ 1.09
   $2.25                98,750           1.38             $ 2.25              98,750           $ 2.25
                       -------           ----             ------             -------           ------
                       517,500           3.02             $ 1.04             444,169           $ 1.13
                       =======           ====             ======             =======           ======

      In   accordance   with  SFAS  No.   123,   "Accounting   for   Stock-Based
Compensation", the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

      In 2004, the dividend yield was assumed to be 0%, the risk-free interest rate was 3.93%, the expected option life was 5 years and the expected volatility was 75%. In 2003, the dividend yield was assumed to be 0%, the risk-free interest rate ranged from 3.0% to 3.2%, the expected option life was 5 to 10 years and the expected volatility was 75%. In 2002, the dividend yield was assumed to be 0%, the risk-free interest rate ranged from 3.4% to 4.4%, the expected option life was 5 years and the expected volatility was 75%.

      See Note 2 for impact of accounting for stock options using the fair value method of accounting according to SFAS 123.

17. OTHER INCOME / OTHER EXPENSE - SALE OF CHRYSLER/JEEP SALES AND SERVICE FRANCHISE

      The significant components of Other Income and Other Expense are:

                                                       12/31/04      12/31/03       12/31/02
                                                                   (in thousands)
                                                       --------      --------       --------
      OTHER INCOME:
      Oldsmobile termination payment                     $ 127         $  --         $  --
      Gain on sale of Sales and Service Franchise           --           936            --
      Insurance claim proceeds                              --             8            40
      Other                                                  8            12            12
                                                         -----         -----         -----
      Total Other Income                                 $ 135         $ 956         $  52
                                                         =====         =====         =====
      OTHER EXPENSE:
      Impairment of Assets                               $  --         $  --         $(150)
      Miscellaneous                                         (9)           (3)           (8)
                                                         -----         -----         -----
      Total Other Expense                                $  (9)        $  (3)        $(158)
                                                         =====         =====         =====

      Hometown received $127,000 from General Motors Corp. related to the termination of the Oldsmobile product line, which was recorded in Other Income in Hometown's Consolidated Statement of Operations for the year ended December 31, 2004.

      On June 3, 2003 Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury, CT store for $950,000 in cash. The transaction resulted in Hometown recording a $936,000 gain on the sale and is included in Other Income in Hometown's Consolidated Statement of Operations for the year ended December 31, 2003. Hometown relocated its corporate offices to this location in January 2005. The lease for the property expires in 2013. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 5.

      As of December 31, 2002, Hometown recorded a $150,000 asset impairment charge to write-down the asset to fair value for assets that are held for sale. See Notes 2 and 3. The impairment charge is included in Other Expense in Hometown's Consolidated Statements of Operations for the year ended December 31, 2002.

18. UNAUDITED QUARTERLY FINANCIAL DATA

                      FOR THE YEAR ENDED DECEMBER 31, 2004
                      (in thousands, except per share data)

                                       1ST QTR.       2ND QTR.        3RD QTR.     4TH QTR.(*)     TOTAL YEAR
                                      -----------    -----------    -----------    -----------    -----------
Net Sales                             $    65,878    $    68,722    $    69,282    $    61,399    $   265,281
 Gross profit                               9,520          9,631          9,752          9,071         37,974
 Income before taxes                          140            319            781            412          1,652
                                      -----------    -----------    -----------    -----------    -----------
 Net income                           $       102    $       233    $       570    $     2,843    $     3,748
                                      -----------    -----------    -----------    -----------    -----------

 Per share information:
 Earnings per share, basic            $      0.01    $      0.03    $      0.08    $      0.38    $      0.51
 Earnings per share, diluted          $      0.01    $      0.03    $      0.08    $      0.38    $      0.50

 Weighted average shares, basic           7,175.1        7,191.6        7,389.4        7,389.4        7,286.9
 Weighted average shares, diluted         7,471.3        7,324.5        7,493.2        7,466.2        7,439.0

(*) The fourth quarter of 2004 contains a tax valuation adjustment of $2.5 million. See Note 11.


                      FOR THE YEAR ENDED DECEMBER 31, 2003
                      (in thousands, except per share data)

                                         1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.     TOTAL YEAR
                                       -----------     -----------    -----------    -----------    -----------
Net Sales                              $    60,320     $    78,103    $    78,180    $    63,174    $   279,777
Gross profit                                 9,020          10,779         10,915          9,033         39,747
Income (loss) before taxes                    (187)          1,816          1,053            223          2,905
                                       -----------     -----------    -----------    -----------    -----------
Net income (loss)                      $      (121)    $     1,083    $       832    $       584    $     2,378
                                       -----------     -----------    -----------    -----------    -----------

Per share information:
Earnings (loss) per share, basic       $     (0.02)    $      0.15    $      0.12    $      0.08    $      0.33
Earnings (loss) per share, diluted     $     (0.02)    $      0.15    $      0.12    $      0.08    $      0.33

Weighted average shares, basic             7,175.1         7,175.1        7,175.1        7,175.1        7,175.1
Weighted average shares, diluted           7,175.1         7,175.1        7,212.1        7,299.7        7,215.5

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE


To the Shareholders and Directors of Hometown Auto Retailers, Inc.

      The audits referred to in our report dated March 9, 2005 relating to the consolidated financial statements of Hometown Auto Retailers, Inc., which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedules for the years ended December 31, 2004, 2003 and 2002 listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

      In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


New York, New York                                        /s/ BDO Seidman, LLP
March 9, 2005                                                 BDO Seidman, LLP

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2004, 2003 and 2002

                                                   Additions
                                    Balance at     charged to    Deductions,                   Balance at
                                     Beginning     Costs and        net of        Other            End
Account Description                   of Year       Expenses      Write-offs    Adjustments     of Year
                                    -----------   ------------   ------------  ------------   -----------
Reserves for:
Finance contract charge-backs
    Year ended December 31, 2004     $ 190,000     $ 317,000      $(327,000)        $--        $ 180,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2003     $ 162,000     $ 277,000      $(249,000)        $--        $ 190,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2002     $ 113,000     $ 367,000      $(318,000)        $--        $ 162,000
                                     =========     =========      =========         ===        =========

Insurance contract charge-backs
    Year ended December 31, 2004     $  35,000     $  34,000      $ (24,000)        $--        $  45,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2003     $  35,000     $  14,000      $ (14,000)        $--        $  35,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2002     $  23,000     $  37,000      $ (25,000)        $--        $  35,000
                                     =========     =========      =========         ===        =========

Service contract charge-backs
    Year ended December 31, 2004     $ 285,000     $  12,000      $(107,000)        $--        $ 190,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2003     $  96,000     $ 369,000      $(180,000)        $--        $ 285,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2002     $ 134,000     $  47,000      $ (85,000)        $--        $  96,000
                                     =========     =========      =========         ===        =========

Guarantees on finance contracts
    Year ended December 31, 2004     $  24,000     $ (21,000)     $  (3,000)        $--        $      --
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2003     $  78,000     $ (21,000)     $ (33,000)        $--        $  24,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2002     $ 377,000     $ (99,000)     $(200,000)        $--        $  78,000
                                     =========     =========      =========         ===        =========

Policy work expenses
    Year ended December 31, 2004     $ 175,000     $ 955,000      $(922,000)        $--        $ 208,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2003     $ 172,000     $ 785,000      $(782,000)        $--        $ 175,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2002     $ 226,000     $ 800,000      $(854,000)        $--        $ 172,000
                                     =========     =========      =========         ===        =========

Allowance for doubtful accounts
    Year ended December 31, 2004     $ 300,000     $  98,000      $(128,000)        $--        $ 270,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2003     $ 207,000     $ 122,000      $ (29,000)        $--        $ 300,000
                                     =========     =========      =========         ===        =========
    Year ended December 31, 2002     $ 250,000     $  76,000      $(119,000)        $--        $ 207,000
                                     =========     =========      =========         ===        =========