Form 10-Q
period 2005-03-31
HOMETOWN AUTO RETAILERS INC
filed 2005-05-16
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


                        Commission file number: 000-24669


                          HOMETOWN AUTO RETAILERS, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                              06-1501703
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                Identification No.)

                             1309 South Main Street
                               Waterbury, CT 06706
               (Address of principal executive offices) (Zip code)

                                 (203) 756-1300
               (Registrant's telephone number including area code)

                              774 Straits Turnpike
                               Watertown, CT 06795
              (Former name, former address and former fiscal year,
                         if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

            Indicate   the  number  of  shares   outstanding   of  each  of  the
            registrant's classes of common stock, as of the latest practicable date.

                              Title                       Outstanding
            ---------------------------------------      -------------
            Common Stock, Class A, par value $.001         3,870,137
            per share
            Common Stock, Class B, par value $.001         2,579,252
            per share

                                      INDEX

                                                                            Page
PART I.     FINANCIAL INFORMATION

ITEM 1.     Consolidated Balance Sheets at March 31, 2005 (Unaudited)
            and December 31, 2004 (Audited)                                    3
            Unaudited Consolidated Statements of Operations for the
            three months ended March 31, 2005 and 2004                         4
            Unaudited Consolidated Statements of Stockholders' Equity
            for the three months ended March 31, 2005 and 2004                 5
            Unaudited Consolidated Statements of Cash Flows for the
            three months ended March 31, 2005 and 2004                         6
            Notes to Unaudited Consolidated Financial Statements               7
ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         14
ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk        20
ITEM 4.     Controls and Procedures                                           20

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 21
ITEM 2.     Unregistered Sales Of Equity Securities and Use of Proceeds       21
ITEM 3.     Defaults Upon Senior Securities                                   21
ITEM 4.     Submission of Matters to a Vote of Security Holders               21
ITEM 5.     Other Information                                                 21
ITEM 6.     Exhibits                                                          21

SIGNATURES                                                                    22

CERTIFICATIONS                                                                23

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

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                       March 31,    December 31,
                                  ASSETS                2005            2004
                                                     (Unaudited)
                                                       ----------    ----------
Current Assets:
   Cash and cash equivalents                           $    5,336    $    6,101
   Accounts receivable, net                                 6,320         5,081
   Inventories, net                                        42,930        43,440
   Prepaid expenses and other current assets                  745           634
   Deferred and prepaid income taxes                        1,464         1,464
                                                       ----------    ----------
     Total current assets                                  56,795        56,720

Property and equipment, net                                13,663        13,854
Other assets                                                3,524         3,649
                                                       ----------    ----------
     Total assets                                      $   73,982    $   74,223
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable                            $   42,573    $   42,474
   Accounts payable and accrued expenses                    5,750         5,106
   Current maturities of long-term debt and                 5,477         5,505
     capital lease obligations
   Deferred revenue                                           664           735
                                                       ----------    ----------
     Total current liabilities                             54,464        53,820

Long-term debt and capital lease obligations                8,521         8,621
Long-term deferred income taxes                               123           123
Other long-term liabilities and deferred revenue              716           726
                                                       ----------    ----------
     Total liabilities                                     63,824        63,290

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding                                               --            --
   Common stock, Class A, $.001 par value,
     12,000,000 shares authorized,
     3,870,137 shares issued and outstanding                    4             4
   Common stock, Class B, $.001 par value,
     3,760,000 shares authorized,
     3,519,252 shares issued                                    3             3
   Additional paid-in capital                              30,017        30,017
   Accumulated deficit                                    (18,823)      (19,091)
   Less: treasury stock, 940,000 Class B shares            (1,043)           --
     in 2005                                           ----------    ----------

     Total stockholders' equity                            10,158        10,933
                                                       ----------    ----------
     Total liabilities and stockholders' equity        $   73,982    $   74,223
                                                       ==========    ==========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                            For the Three
                                                                Months
                                                            Ended March 31,
                                                       ------------------------
                                                          2005         2004
                                                       ----------    ----------
Revenues
   New vehicle sales                                   $   38,025    $   41,115
   Used vehicle sales                                      15,560        16,910
   Parts and service sales                                  6,156         5,959
   Other, net                                               2,025         1,894
                                                       ----------    ----------
      Total revenues                                       61,766        65,878

Cost of sales
   New vehicle                                             35,592        38,355
   Used vehicle                                            14,003        15,244
   Parts and service                                        2,865         2,759
                                                       ----------    ----------
      Total cost of sales                                  52,460        56,358
                                                       ----------    ----------
      Gross profit                                          9,306         9,520

Selling, general and administrative
  expenses                                                  8,009         8,648
                                                       ----------    ----------
      Income from operations                                1,297           872

   Interest income                                             70            44
   Interest (expense)                                        (920)         (774)
   Other income                                                 2             2
   Other (expense)                                             --            (4)
                                                       ----------    ----------

Pre-tax income                                                449           140
      Provision for income taxes                              181            38
                                                       ----------    ----------
Net income                                             $      268    $      102
                                                       ==========    ==========
Earnings per share, basic                              $     0.04    $     0.01
                                                       ==========    ==========

Earnings per share, diluted                            $     0.04    $     0.01
                                                       ==========    ==========

Weighted average shares outstanding,                    7,086,500     7,175,105
  basic
Weighted average shares outstanding,                    7,210,990     7,471,259
  diluted

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                    Class A                 Class B                            Retained
                  Common Stock            Common Stock           Additional    Earnings                     Total
             -----------------------   -----------------------     Paid-in   (Accumulated   Treasury     Stockholders'
               Shares       Amount       Shares       Amount       Capital     Deficit)       Stock         Equity
             ----------   ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at
  December 31,
  2003            3,656   $        4        3,519   $        3   $   29,760   $  (22,839)   $       --    $    6,928
Net income           --           --           --           --           --          102            --           102
             ----------   ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at
  March 31,
  2004            3,656   $        4        3,519   $        3   $   29,760   $  (22,737)   $       --    $    7,030
             ==========   ==========   ==========   ==========   ==========   ==========    ==========    ==========

Balance at
  December
  31, 2004        3,870   $        4        3,519   $        3   $   30,017   $  (19,091)   $       --    $   10,933
Net income           --           --           --           --           --          268            --           268
Litigation
  Settlement
  (Note 8)           --           --           --           --           --           --        (1,043)       (1,043)
             ----------   ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at
  March 31,
  2005            3,870   $        4        3,519   $        3   $   30,017   $  (18,823)   $   (1,043)   $   10,158
             ==========   ==========   ==========   ==========   ==========   ==========    ==========    ==========



                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                        For the Three Months
                                                          ended March 31,
                                                  -----------------------------
                                                       2005            2004
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $        268     $        102
Adjustments to reconcile net income to net
  cash provided by operating activities -
   Depreciation and amortization                           335              311
   Loss on sale of fixed assets                             --                4
   Deferred income taxes                                   181               38
   Changes in assets and liabilities:
      Accounts receivable, net                          (1,239)            (667)
      Inventories, net                                     562           (6,494)
      Prepaid expenses and other current assets           (111)              (9)
      Prepaid taxes                                        (32)             (90)
      Other assets                                         (64)              11
      Floor plan notes payable                              99            7,198
      Accounts payable and accrued expenses               (399)             493
      Deferred revenue                                     (71)            (142)
      Other long-term liabilities and                      (10)              79
       deferred revenue                           ------------     ------------
   Net cash provided by (used in) operating               (481)             834
     activities

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (57)             (94)
                                                  ------------     ------------
   Net cash (used in) investing activities                 (57)             (94)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt and               (452)            (560)
     capital lease obligations
   Proceeds from long-term borrowings                      225               --
                                                  ------------     ------------
   Net cash (used in) financing activities                (227)            (560)

Net increase (decrease) in cash and cash                  (765)             180
  equivalents
CASH AND CASH EQUIVALENTS, beginning of period           6,101            5,639
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, end of period          $      5,336     $      5,819
                                                  ============     ============
 Cash paid for - Interest                         $        897     $        770

 Cash paid for - Taxes                            $         32     $         90
 Purchases financed by capital lease
   obligations                                    $        117     $        327


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      Business of Hometown Auto Retailers, Inc. ("Hometown" or the "Company")

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 8 franchised dealerships and 1 stand-alone service facility, located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 9 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury and Toyota.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, which are included in Hometown's filing of its annual report on Form 10-K.

      The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

      Stock-based Compensation

      At March 31, 2005, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan"). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                          Three Months Ended
                                                               March 31,
                                                          2005          2004
                                                        ---------     ---------
                                                      (in thousands, except per
                                                            share data)
Net income, as reported                                 $     268     $     102
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,                      (2)           (7)
  net of related tax effects (1)
                                                        ---------     ---------
Pro forma net income                                    $     266     $      95
                                                        =========     =========
Earnings per share:
Basic, as reported                                      $    0.04     $    0.01
Basic, pro forma                                        $    0.04     $    0.01

Diluted, as reported                                    $    0.04     $    0.01
Diluted, pro forma                                      $    0.04     $    0.01

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

      SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the next fiscal year that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

3.    EARNINGS PER SHARE / STOCKHOLDERS EQUITY

      "Basic  earnings  (loss) per share" is  computed  by  dividing  net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options to purchase approximately 518,000 shares of common stock were outstanding during 2005. Options and warrants to purchase approximately 1,063,000 shares of common stock were outstanding during 2004. Basic and diluted weighted average shares for the three months ended March 31, 2005 and 2004 are as follows:

                                     Three Months Ended March 31,
                                         2005            2004
                                     -----------     -----------

Basic, Weighted Average Shares         7,086,500       7,175,105
                                     ===========     ===========

Common Stock Equivalents                 124,490         296,154
                                     -----------     -----------
Diluted, Weighted Average Shares       7,210,990       7,471,259
                                     ===========     ===========

      Basic weighted average shares reflect a reduction of 940,000 Class B shares from the settlement of the Vergopia litigation on March 3, 2005. This is reflected as Treasury Stock. See Note 8.

      The common stock equivalents are options whose exercise price is less than the average market price of the common shares during the period. In 2005, options to purchase 238,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the option prices being greater than the average market price of the common shares during the period. In 2004, options and warrants to purchase 163,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the option and warrant prices being greater than the average market price of the common shares during the period.

      The basic and diluted income per share for the three months ended March 31, 2005 and 2004 is $0.04 and $0.01, respectively.

4.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                     3/31/05     12/31/04
                                    --------     --------
                                       (in  thousands)
New Vehicles                        $ 32,703     $ 33,616
Used Vehicles                          8,208        7,761
Parts, accessories and other           2,019        2,063

                                    --------     --------
   Total Inventories                $ 42,930     $ 43,440
                                    ========     ========

      The lower of cost or market adjustment was $0.7 million at March 31, 2005 and December 31, 2004, respectively.

5.    INTANGIBLE ASSETS

      As of March 31, 2005 and December 31, 2004, Hometown's intangible assets consisted of the following:

                              3/31/05      12/31/04
                             --------      --------
                                 (in thousands)
Deferred finance charges     $    272      $    272
Accumulated amortization         (126)         (121)
Non-compete agreement             381           381
Accumulated amortization         (349)         (333)
Franchise Fee                      10            10
Accumulated amortization           (3)           (3)
                             --------      --------
   Net intangible assets     $    185      $    206
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

7.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Hometown is subject to certain financial covenants calculated semi-annually at June 30th and December 31st, related to its real estate mortgages. At December 31, 2004, Hometown was in default of its loan agreement for Baystate Lincoln Mercury for failure to comply with a financial covenant. Accordingly, Hometown has reclassified $4,239,000 of related long-term debt to current at March 31, 2005. Total debt for this mortgage at March 31, 2005 is $4,541,000. On March 16, 2005, the lender notified Hometown that it is not declaring an event of default in connection with the loan, however, reserving all rights to declare an event of default in the future should the financial covenant default not be cured. If an event of default was declared and only at the lenders option, Hometown could be required to pay all outstanding debt plus a defeasance penalty and transaction costs totaling approximately $1,400,000. Although Hometown does not believe the lender will call the loan, in the event it is called, Hometown believes it would be able to secure alternate financing. Hometown believes the market value of the property is approximately $6,200,000. Hometown believes it would be able to borrow up to 100% of the market value of the property. Assuming borrowing $6,000,000 at a current variable interest rate of approximately 7.44% for a 15-year mortgage, monthly payments would be approximately $6,800 lower than the current monthly payments being made on the property.

8.    COMMITMENTS AND CONTINGENCIES

      Litigation

      During the fourth quarter of 2004, Hometown announced that it had resolved in principle to settle the litigation matters described in Footnote 9 in the Notes to Unaudited Consolidated Financial Statements as contained in Hometown's most recent Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2004. On March 3, 2005 the execution and delivery of a settlement agreement and applicable releases of claims from all parties to the litigation was completed. The settlement agreement settles all claims made by Salvatore A. Vergopia and Edward A. Vergopia, former directors and executive officers of the Corporation, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias"). The settlement also finally resolved the related insurance coverage litigation with Universal Underwriters Group and The Chubb Group of Insurance Companies. The gross payment to the Vergopias by all parties was $4 million of which $600,000 was paid by Hometown in March 2005. The settlement with the Vergopias and the insurers included an exchange of mutual releases of claims among the parties and a withdrawal of all claims with prejudice and without costs or attorneys fees to any party. On May 11, 2005, the parties completed the transfer to the Vergopias of certain Westwood Lincoln Mercury Sales, Inc. assets, including its Lincoln Mercury franchise and have completed the termination of Hometown's Westwood, New Jersey lease. Hometown received all of the 940,000 shares of Class B Common Stock owned by the Vergopias in March 2005. The Settlement Agreement does not constitute an admission of liability or wrongdoing by any party.

      The 940,000 shares of Hometown stock was recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and is shown as a reduction of Stockholders' Equity as Treasury Stock of $1,043,000. The assets and liabilities being transferred to the Vergopias will be recorded as a reduction of those accounts at book value on May 11, 2005. At the time of the filing of this Form 10-Q, the final accounting for the transaction has not yet been completed, but it is estimated that a gain of approximately $600,000 will result from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002 and expensed the aforementioned $600,000 March payment in prior periods. At March 31, 2005, Hometown has recorded a liability of $1,043,000 included in Accounts Payable and Accrued Expenses, pending the assets and liabilities transfer to the Vergopias.

      Hometown Auto Retailers, Inc. d/b/a Muller Toyota, Inc. has been named as one of 1,667 defendants in a complaint filed by Maryann Cerbo, et. al. in the Superior Court of New Jersey in Bergen County and allegedly served upon Hometown on December 30, 2004. The action has been brought on behalf of about 111 named plaintiffs and, purportedly on behalf of a class of individuals and companies who have purchased or leased a motor vehicle from the defendants. Plaintiffs contend that the defendants (a) overcharged for registration and/or title fees;
(b) failed to properly itemize documentary costs and governmental costs; (c) charged grossly excessive documentary fees not reasonably related to costs; and
(d) failed to disclose that the defendants are not required to perform certain documentary services. It appears from the complaint that plaintiffs have attempted to name as defendants all franchised automobile dealers in the State of New Jersey, as well as a large assortment of other persons and entities. There are no allegations that Hometown ever performed any services for any of the plaintiffs. The complaint makes certain class action allegations and alleges violations of the New Jersey Consumer Fraud Act as well as common law fraud. Hometown does not believe that the eventual outcome of this case will have a material adverse effect upon Hometown's consolidated financial position or results of operations.

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

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. Hometown recorded the lease as a capital lease. As of March 31, 2005 the mortgage debt balance is $4.2 million, which agrees to the capital lease obligation. Hometown makes annual lease payments of $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

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

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. At March 31, 2005 and December 31, 2004, Hometown has a reserve of $212,000 and $208,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs over the last twelve months. While Hometown believes its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

                            Balance At  Additions To                Balance At
   Reserve for Policy Work  Beginning    Costs and    Deductions      End of
                             of Year     Expenses                    Quarter
 ------------------------  ----------   ----------   -----------   -------------
 Three Months Ended
 March 31, 2005              $208,000     $204,000     $(200,000)       $212,000

      Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At March 31, 2005 and December 31, 2004, Hometown had $1,117,000 and $1,140,000 of
related deferred revenue, respectively. During the three months ended March 31, 2005, these dealerships generated approximately $83,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $106,000 of deferred revenue was amortized to Other Revenues, net. At March 31, 2005 and December 31, 2004, Hometown also had other deferred revenue of $261,000 and $319,000, respectively.

      Franchise Agreements

      Toyota Motor Sales, U.S.A., Inc. has extended Hometown's current Toyota Dealer Agreement through May 18, 2005. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopia's as discussed above. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2004 had combined revenues of $98.1 million and pre-tax income before allocation of corporate costs of $2.2 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A.; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's discussion and analysis of financial condition and results of operations is based on the historical financial statements of Hometown Auto Retailers, Inc. and contains forward-looking statements that involve risks and uncertainties. Hometown's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on Hometown's annual report on Form 10-K for the year ended December 31, 2004.

Overview

      Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 8 franchised dealerships and 1 stand-alone service facility located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown's dealerships offer 9 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury and Toyota.

Three months ended March 31, 2005 compared with three months ended March 31, 2004.

      Units

      The units sold by category for Hometown for the quarters ended March 31, 2005 and 2004, are as follows:

                              For the three months
                                ended March 31,
                                 2005       2004
                              ----------  --------
 New vehicle                       1,437     1,496
 Used vehicle - retail               737       915
 Used vehicle - wholesale            693       903
                              ----------  --------
 Total units sold                  2,867     3,314
                              ==========  ========

      Revenue

      Total revenue decreased $4.1 million, or 6.2% to $61.8 million for three months ended March 31, 2005 from $65.9 million for three months ended March 31, 2004. This decrease was primarily due to decreased new vehicle sales ($3.1 million) and decreased sales of used vehicles ($1.3 million) partially offset by an increase in parts and service revenues ($0.2 million) and other revenues ($0.1 million).

      Revenue from the sale of new vehicles decreased $3.1 million, or 7.5% to $38.0 million for the three months ended March 31, 2005 from $41.1 million for three months ended March 31, 2004. The decrease is attributable to a reduction of 59 units sold in 2005 compared to 2004 ($1.6 million) combined with a 3.7% decrease in average selling price ($1.5 million). The decrease was primarily due to the Lincoln Mercury ($4.1 million), Chevrolet ($0.8 million) and Ford ($0.5 million) dealerships, partially offset by an increase at the Toyota ($1.6 million) and Chrysler/Jeep ($0.7 million) dealerships. The decrease at the Lincoln Mercury dealerships was primarily due to a decrease of 107 units sold in 2005 compared to 2004 ($3.8 million) combined with a 3.4% decrease in the average selling price ($0.3 million). The Lincoln Mercury increase includes a decrease in sales of 55 livery units ($1.9 million). The decrease at the Chevrolet dealership was primarily due to a decrease of 33 units sold in 2005 compared to 2004. The decrease at the Ford dealership was primarily due to a decrease of 27 units sold in 2005 compared to 2004 ($0.7 million), partially offset by a 4.4% increase in the average selling price ($0.2 million). The increase at the Toyota dealerships was primarily due to an increase of 80 units sold in 2005 compared to 2004 ($1.9 million), partially offset by a 1.9% decrease in the average selling price ($0.3 million). Included in this was an increase in fleet sales of $0.4 million due to an increase of 30 units sold. The Chrysler/Jeep increase was primarily due to an additional 28 units sold in 2005 compared to 2004.

      Revenue from the sale of used vehicles decreased $1.3 million, or 7.7% to $15.6 million for the three months ended March 31, 2005 from $16.9 million for three months ended March 31, 2004. This was due to decreased used vehicle revenues at retail ($1.2 million), primarily due to a decrease of 178 units ($2.6 million), partially offset by a 12.8% increase in average selling price
($1.4 million); plus a decrease in used vehicle sales at wholesale ($0.1 million), due to a decrease of 210 units ($0.8 million) partially offset by a 25.8% increase in average selling price ($0.7 million). The increase in wholesale average selling price is a function of the decrease in retail sales. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not being sold at retail, necessitating being sold at wholesale. The decreased revenues at retail were primarily due to decreases at the Toyota ($0.8 million), Chevrolet ($0.4 million) and Lincoln Mercury dealerships ($0.4 million) along with the closing of a used car outlet ($0.4 million). The decrease at Toyota was primarily due to the reduction of 66 units ($1.0 million) partially offset by a 6.9% increase in average selling price ($0.2 million). The decrease at Chevrolet was primarily due to the reduction of 43 units ($0.6 million) partially offset by a 9.2% increase in average selling price ($0.2 million). The decrease at Lincoln Mercury was primarily due to the reduction of 41 units ($0.7 million) partially offset by a 7.8% increase in average selling price ($0.3 million). Ford ($0.4 million), Mazda ($0.2 million) and Chrysler/Jeep ($0.2 million) had increases in revenues at retail in 2005 compared to 2004. The increase at Ford was primarily due to a 30.5% increase in average selling price. The increase at Mazda was primarily due to an additional 16 units ($0.3 million) sold in 2005 compared to 2004 partially offset by a 12.2% decrease in average selling price ($0.1 million). Lincoln Mercury ($0.5 million), Ford (less than $0.1 million) and Mazda (less than $0.1 million) experienced decreases in wholesale, while there were increases at Toyota ($0.2 million), Chevrolet ($0.1 million) and Chrysler/Jeep ($0.1 million).

      Parts and service revenue increased $0.2 million, or 3.3%, to $6.2 million for the three months ended March 31, 2005, from $6.0 million for the three months ended March 31, 2004. The Toyota dealerships accounted for $0.1 million with the remaining $0.1 million spread across the other dealerships.

      Other dealership revenues increased $0.1 million, or 5.3% to $2.0 million for the three months ended March 31, 2005 from $1.9 million for the three months ended March 31, 2004. The increase is primarily attributable to increased extended service plan income.

      Gross Profit

      Total gross profit decreased $0.2 million, or 2.1%, to $9.3 million for the three months ended March 31, 2005, from $9.5 million for the three months ended March 31, 2004. This decrease was primarily attributable to decreased gross profit on new vehicle sales ($0.4 million) and used vehicle sales (0.1 million) partially offset by increases gross profit on parts and service sales ($0.1 million) other dealership revenues ($0.2 million). Gross profit percentage for Hometown was 15.1% in 2005 and 14.5% in 2004. Adjusting both periods for fleet sales, which generate low gross profit margins, gross profit percentage was 15.2% in 2004 and 14.5% in 2003.

      Gross profit on the sale of new vehicles decreased $0.4 million, or 14.3%, to $2.4 million for the three months ended March 31, 2005, from $2.8 million for the three months ended March 31, 2004. The decrease in gross profit is primarily attributable to an 8.2% decrease in average gross profit per vehicle ($0.3 million) combined with a reduction of 59 units ($0.1 million) sold in 2005 compared to 2004. The unit increase is net of a 39-unit increase attributable to fleet sales, which had a minimal effect on the increase in gross profit. All brands, except for Mazda, experienced a decrease in gross profit on the sale of new vehicles in the 2005 period compared to 2004. Lincoln Mercury accounted for $0.2 million while all of the other dealerships accounted for the remainder. Mazda had a minimal increase. Gross profit percentage for 2005 was 6.4% compared to 6.7% for 2004. Adjusting both periods for fleet sales, which generate low margins, gross profit percentage for new vehicles was 6.5% in 2005 compared to 6.7% in 2004.

      Gross profit on the sale of used vehicles decreased $0.1 million, or 5.9%, to $1.6 million for the three months ended March 31, 2005, from $1.7 million for the three months ended March 31, 2004. This decrease is primarily due to a 178-unit decrease at retail ($0.3 million), partially offset by a 7.7% increase in average gross profit per retail unit ($0.1 million). Decreases at retail for Toyota and Lincoln Mercury (together totaling $0.1 million) and Chevrolet ($0.1 million) dealerships were partially offset by increases at the Ford, Mazda and Chrysler/Jeep (together totaling $0.1 million) dealerships. The closing of a used car outlet in 2004 accounted for an additional $0.1 million. The decrease at Toyota was primarily due to a decrease of 66 units ($0.1 million), partially offset by a 16.0% increase in average gross profit per unit (less than $0.1 million). The decrease at Lincoln Mercury and Chevrolet was primarily due to a decrease of 41 units and 45 units, respectively. The increase at Ford and Chrysler/Jeep was primarily due to an increase in average gross profit per vehicle of 34.9% and 1.4%, respectively. The increase at Mazda was primarily due to an increase of 16-units sold in 2005 compared to 2004. Gross profit on the sale of used vehicles at wholesale increased $0.1 million to $0.2 million for the three months ended March 31, 2005, from $0.1 million for the three months ended March 31, 2004. The increase in wholesale gross profit is a function of the decrease in retail sales. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not being sold at retail, necessitating being sold at wholesale. Gross profit percentage on the sale of used vehicles was 10.0% in 2005 compared to 9.9% in 2004.

      Parts and service gross profit increased $0.1 million, or 3.1%, to $3.3 million for the three months ended March 31, 2005, from $3.2 million for the three months ended March 31, 2004. The increase is due to the increased revenue described above. Gross profit percentage was 53.5% in 2005 compared to 53.7% in 2004.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased $0.6 million, or 7.0%, to $8.0 million for the three months ended March 31, 2005 from $8.6 million for the three months ended March 31, 2004. The decrease was primarily due to decreases in salaries and employee benefits ($0.3 million), legal and other professional fees ($0.1 million), rent ($0.1 million) and various other costs ($0.1 million). Included in these selling, general and administrative expense reductions was approximately $0.1 million associated with the closing of the used car lot.

      Interest Expense

      Interest expense increased $0.1 million, or 12.5% to $0.9 for the three months ended March 31, 2005 from $0.8 million for the three months ended March 31, 2004. The increase is primarily attributable to an increase in floor plan interest expense resulting from an increase in interest rates.

      Provision for income tax

      The effective income tax rate was 40.3% in the quarter ended March 31, 2005 and 27.1% in the same period of 2004. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2005 rate reflects the expected effective tax rate for the year. The 2004 rate reflects the expected full year effective tax rate of 40% adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes. At December 31, 2004 deferred taxes were adjusted primarily to reflect a reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2005.

      Net Income

      Net income increased $0.2 million to $0.3 million for the three months ended March 31, 2005 from $0.1 million for the three months ended March 31, 2004. See above for explanation of the improvement.

      Earnings Per Share, Basic and Diluted and Weighted Average Shares

      "Basic  earnings  (loss) per share" is  computed  by  dividing  net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See Note 3 to the unaudited consolidated financial statements.

      The basic and diluted income per share for the three months ended March 31, 2005 and 2004 is $0.04 and $0.01, respectively.

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

Effects of Inflation

      Due to the relatively low levels of inflation experienced in the 2005 and 2004 periods, inflation did not have a significant effect on the results of Hometown during those periods.

Liquidity and Capital Resources

      The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

Cash  and Cash Equivalents

      Total cash and cash equivalents was $5.3 million and $6.1 million at March 31, 2005 and December 31, 2004, respectively.

Cash  Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                               Three months ended
                                                    March 31,
                                                  2005     2004
                                               ---------- --------
                                                  (in thousands)

      Net cash provided by (used in)
        operating activities                   $    (481) $    834
      Net cash (used in) investing activities        (57)      (94)
      Net cash (used in) financing activities       (227)     (560)
                                               ---------- --------
      Net increase (decrease) in cash and
        cash equivalents                       $    (765) $    180
                                               ========== ========

      For the three months ended March 31, 2005, net cash used in operations of $0.5 million primarily consists of: (i) the increase in accounts receivable of $1.2 million, (ii) a decrease in accounts payable, accrued expenses and deferred revenues of $0.5 million and (iii) an increase in prepaid expenses and other assets of $0.2 million; partially offset by net income plus non-cash items of $0.8 million plus the decrease in inventory of $0.6 million. Net cash used in investing activities of $0.1 million is due to capital expenditures. Net cash used in financing activities of $0.2 million is due to principal payments of long-term debt and capital lease obligations of $0.4 million partially offset by proceeds from long-term borrowings of $0.2 million.

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

      Capital Expenditures

      Capital  expenditures  for fiscal 2005 are  expected  to be $0.3  million,
consisting   primarily  of  equipment   purchases  and  building  and  leasehold
improvements.

      Receivables

      Hometown had $6.3 million in accounts receivable at March 31, 2005 compared to $5.1 million at December 31, 2004. The increase in receivables is due to the increase in sales that takes place in March compared to December. The majority of those receivables, $3.0 million and $2.4 million as of March 31, 2005 and December 31, 2004, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. The allowance for doubtful accounts is $0.3 million at March 31, 2005 and December 31, 2004.

      Inventories

      Hometown had $42.9 million in inventories, net at March 31, 2005 compared to $43.4 million at December 31, 2004. The majority of inventory, $32.7 million and $33.6 million as of March 31, 2005 and December 31, 2004, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.7 million at March 31, 2005 and December 31, 2004.

      Floor Plan Financing

      See Note 6 to the unaudited consolidated financial statements.

      Long-Term Debt and Capital Lease Obligations

      See Note 7 to the unaudited consolidated financial statements.

      Commitments and Contingencies

      See Note 8 to the unaudited consolidated financial statements.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts outstanding at March 31, 2005 of $42.6 million, a 1% change in the prime rate would result in a $0.4 million change to annual floor plan interest expense.

      At March 31, 2005, Hometown invested $2.6 million of excess cash, of which $0.1 million was invested in money market accounts paying a weighted average interest rate of 1.23% at March 31, 2005, and $2.5 million was invested in a Ford Motor Credit Company cash management account paying interest of 6.50% at March 31, 2005. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.


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

      At March 31, 2005, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

      There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            See Note 8 - Commitments and Contingencies - Litigation, to the notes to the unaudited consolidated financial statements.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE

ITEM 5.     OTHER INFORMATION

            NONE

ITEM 6.     EXHIBITS

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

                                                Hometown Auto Retailers, Inc.


      May 12, 2005                              By: /s/ Corey E. Shaker
      ------------------------                      ------------------------
      Date                                      Corey E. Shaker
                                                President and Chief Executive
                                                Officer

      May 12, 2005                              By: /s/ Charles F. Schwartz
      ------------------------                      ------------------------
      Date                                      Charles F. Schwartz
                                                Chief Financial Officer