Form 10-Q
period 2005-06-30
HOMETOWN AUTO RETAILERS INC
filed 2005-08-12
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      Title                                          Outstanding
------------------------------------------------                     -----------
Common Stock, Class A, par value $.001 per share                      3,870,137
Common Stock, Class B, par value $.001 per share                      2,579,252

                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Balance Sheets at June 30, 2005 (Unaudited)
          and December 31, 2004 (Restated) (Audited)                           3
          Unaudited Consolidated Statements of Operations for the three
          and six months ended June 30, 2005 and 2004                          4
          Unaudited Consolidated Statements of Stockholders' Equity for
          the six months ended June 30, 2005 and 2004                          5
          Unaudited Consolidated Statements of Cash Flows for the six
          months ended June 30, 2005 and 2004 (Restated)                       6
          Notes to Unaudited Consolidated Financial Statements                 7
ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           18
ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk          31
ITEM 4.   Controls and Procedures                                             31

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   32
ITEM 2.   Unregistered Sales Of Equity Securities and Use of Proceeds         32
ITEM 3.   Defaults Upon Senior Securities                                     32
ITEM 4.   Submission of Matters to a Vote of Security Holders                 32
ITEM 5.   Other Information                                                   32
ITEM 6.   Exhibits                                                            32

SIGNATURES                                                                    33

CERTIFICATIONS                                                                34

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

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                             June 30,      December 31,
                                     ASSETS                                   2005            2004
                                                                           (Unaudited)      (Restated)
                                                                           ----------       ----------
Current Assets:
   Cash and cash equivalents                                               $    5,050       $    6,101
   Accounts receivable, net                                                     5,467            5,081
   Inventories, net                                                            32,013           43,440
   Prepaid expenses and other current assets                                    1,011              634
   Deferred and prepaid income taxes                                            1,464            1,464
                                                                           ----------       ----------
     Total current assets                                                      45,005           56,720

Property and equipment, net                                                    13,264           13,854
Other assets                                                                    2,955            3,649
                                                                           ----------       ----------

     Total assets                                                          $   61,224       $   74,223
                                                                           ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable - trade                                        $    8,440       $   17,382
   Floor plan notes payable - non-trade                                        21,907           25,092
   Accounts payable and accrued expenses                                        4,784            5,106
   Current maturities of long-term debt and capital lease obligations           5,400            5,505
   Deferred revenue                                                               562              735
                                                                           ----------       ----------
     Total current liabilities                                                 41,093           53,820

Long-term debt and capital lease obligations                                    8,302            8,621
Long-term deferred income taxes                                                   123              123
Other long-term liabilities and deferred revenue                                  714              726
                                                                           ----------       ----------
     Total liabilities                                                         50,232           63,290

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                                    --               --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,870,137 shares issued and outstanding                              4                4
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 2,579,252 and 3,519,252 shares issued, respectively                  2                3
   Additional paid-in capital                                                  28,975           30,017
   Accumulated deficit                                                        (17,989)         (19,091)
                                                                           ----------       ----------
     Total stockholders' equity                                                10,992           10,933
                                                                           ----------       ----------
     Total liabilities and stockholders' equity                            $   61,224       $   74,223
                                                                           ==========       ==========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                        For the Three Months                For the Six Months
                                                           Ended June 30,                     Ended June 30,
                                                  -----------------------------       -----------------------------
                                                     2005               2004              2005             2004
                                                  -----------       -----------       -----------       -----------
Revenues
   New vehicle sales                              $    40,645       $    44,776       $    78,670       $    85,891
   Used vehicle sales                                  16,921            15,780            32,481            32,690
   Parts and service sales                              5,909             6,155            12,065            12,114
   Other, net                                           1,815             2,011             3,840             3,905
                                                  -----------       -----------       -----------       -----------

      Total revenues                                   65,290            68,722           127,056           134,600

Cost of sales
   New vehicle                                         37,911            41,960            73,503            80,315
   Used vehicle                                        15,368            14,318            29,371            29,562
   Parts and service                                    2,648             2,813             5,513             5,572
                                                  -----------       -----------       -----------       -----------

      Total cost of sales                              55,927            59,091           108,387           115,449
                                                  -----------       -----------       -----------       -----------

      Gross profit                                      9,363             9,631            18,669            19,151

Selling, general and administrative expenses            7,699             8,493            15,708            17,141
                                                  -----------       -----------       -----------       -----------
      Income from operations                            1,664             1,138             2,961             2,010

   Interest income                                         59                37               129                81
   Interest (expense)                                    (924)             (857)           (1,844)           (1,631)
   Other income                                           589                 1               591                 3
   Other (expense)                                         --                --                --                (4)
                                                  -----------       -----------       -----------       -----------

Pre-tax income                                          1,388               319             1,837               459
      Provision for income taxes                          554                86               735               124
                                                  -----------       -----------       -----------       -----------

Net income                                        $       834       $       233       $     1,102       $       335
                                                  ===========       ===========       ===========       ===========

Earnings per share, basic                         $      0.13       $      0.03       $      0.16       $      0.05
                                                  ===========       ===========       ===========       ===========

Earnings per share, diluted                       $      0.13       $      0.03       $      0.16       $      0.05
                                                  ===========       ===========       ===========       ===========


Weighted average shares outstanding, basic          6,449,389         7,191,588         6,766,185         7,183,347
Weighted average shares outstanding, diluted        6,584,446         7,324,514         6,895,987         7,397,886

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                Class A                     Class B                             Retained
                             Common Stock                Common Stock            Additional     Earnings          Total
                       ------------------------    -------------------------      Paid-in     (Accumulated    Stockholders'
                         Shares        Amount        Shares         Amount        Capital        Deficit)        Equity
                       ----------    ----------    ----------     ----------     ----------     ----------     ----------
Balance at
December 31, 2003           3,656    $        4         3,519     $        3     $   29,760     $  (22,839)    $    6,928
Exercise of
Warrants                      214            --            --             --            257             --            257
Net income                     --            --            --             --             --            335            335
                       ----------    ----------    ----------     ----------     ----------     ----------     ----------

Balance at
June 30, 2004               3,870    $        4         3,519     $        3     $   30,017     $  (22,504)    $    7,520
                       ==========    ==========    ==========     ==========     ==========     ==========     ==========


Balance at
December 31, 2004           3,870    $        4         3,519     $        3     $   30,017     $  (19,091)    $   10,933
Net income                     --            --            --             --             --          1,102          1,102
Litigation
Settlement
(Note 8)                       --            --          (940)            (1)        (1,042)            --         (1,043)
                       ----------    ----------    ----------     ----------     ----------     ----------     ----------

Balance at
June 30, 2005               3,870    $        4         2,579     $        2     $   28,975     $  (17,989)    $   10,992
                       ==========    ==========    ==========     ==========     ==========     ==========     ==========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        For the Six Months ended June 30,
                                                                              2005          2004
                                                                                          (Restated)
                                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $    1,102     $      335
Adjustments to reconcile net income to net cash
   provided by operating activities -
   Depreciation and amortization                                                  657            628
   Loss on sale of property and equipment                                          --              4
   (Gain) on disposal of dealership                                              (587)            --
   Deferred income taxes                                                          735            124
   Changes in assets and liabilities:
      Accounts receivable, net                                                   (540)           187
      Inventories, net                                                          4,977        (11,559)
      Prepaid expenses and other current assets                                  (377)           (15)
      Prepaid taxes                                                              (156)          (191)
      Other assets                                                                 36             12
      Floor plan notes payable - trade                                         (2,278)         7,822
      Accounts payable and accrued expenses                                      (441)            17
      Deferred revenue                                                           (173)           307
      Other long-term liabilities and deferred revenue                            (12)            73
                                                                           ----------     ----------
   Net cash provided by (used in) operating activities                          2,943         (2,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (91)        (1,684)
                                                                           ----------     ----------
   Net cash (used in) investing activities                                        (91)        (1,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from floor plan notes payable - non-trade                          78,932         84,648
   Payment of floor plan notes payable - non-trade                            (82,117)       (79,915)
   Principal payments of long-term debt and capital lease obligations            (943)          (957)
   Proceeds from long-term borrowings                                             225          1,350
   Exercise of warrants                                                            --            257
                                                                           ----------     ----------
   Net cash provided by (used in) financing activities                         (3,903)         5,383

Net increase (decrease) in cash and cash equivalents                           (1,051)         1,443
CASH AND CASH EQUIVALENTS, beginning of period                                  6,101          5,639
                                                                           ----------     ----------
CASH AND CASH EQUIVALENTS, end of period                                   $    5,050     $    7,082
                                                                           ==========     ==========

 Cash paid for - Interest                                                  $    1,891     $    1,630
 Cash paid for - Taxes                                                     $      156     $      191
 Purchases financed by capital lease obligations                           $      464     $      590

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

Supplemental Cash flow Information:

      On May 11, 2005 Hometown transferred certain assets and liabilities to the Vergopia's resulting in a gain of approximately $587,000 on the transaction. (See note 8 to the unaudited financial statements.) Hometown received 940,000 shares of Hometown Common Stock valued at $1,043,000 in exchange for Accounts Receivable of $154,000, New Vehicle and Parts Inventory of $6,786,000, Net Property and Equipment of $195,000, Floor Plan Notes Payable - Trade of $6,664,000 and Other Debt of $134,000. Costs of $119,000 are included in the computation of the gain.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Stock-based Compensation

      At June 30, 2005, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan"). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

(in thousands, except per share data)                     Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                      ------------------------    ------------------------
                                                         2005          2004          2005          2004
                                                      ----------    ----------    ----------    ----------
Net income, as reported                               $      834    $      233    $    1,102    $      335
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects (1)
                                                              (2)           (7)           (5)          (14)
                                                      ----------    ----------    ----------    ----------
Pro forma net income                                  $      832    $      226    $    1,097    $      321
                                                      ==========    ==========    ==========    ==========

Earnings per share:
Basic, as reported                                    $     0.13    $     0.03    $     0.16    $     0.05
Basic, pro forma                                      $     0.13    $     0.03    $     0.16    $     0.04

Diluted, as reported                                  $     0.13    $     0.03    $     0.16    $     0.05
Diluted, pro forma                                    $     0.13    $     0.03    $     0.16    $     0.04

(1) All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

      New Accounting Pronouncements

      In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payments" ("SAB 107"). SAB 107 expresses views of the SEC regarding the interaction between SFAS and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based compensation for public companies. We are currently evaluating the adoption of SFAS 123R and the impact that this statement will have on our results of operations. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

      In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Assets Retirements Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement the provisions of this statement in the first quarter of 2006.

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective as of the next fiscal year that begins after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement the provisions of this statement in the first quarter of 2006.

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

3.    EARNINGS PER SHARE

      "Basic earnings per share" is computed by dividing net income by the weighted average common shares outstanding. "Diluted earnings per share" is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options to purchase approximately 538,000 shares of common stock were outstanding as of June 30, 2005. Options and warrants to purchase approximately 829,000 shares of common stock were outstanding as of June 30, 2004. Basic and diluted weighted average shares for the three and six months ended June 30, 2005 and 2004 are as follows:

                                    Three Months Ended June 30,     Six Months Ended June 30,
                                      ------------------------      ------------------------
                                        2005           2004            2005           2004
                                      ---------      ---------      ---------      ---------
Basic, Weighted Average Shares        6,449,389      7,191,588      6,766,185      7,183,347
                                      =========      =========      =========      =========

Common Stock Equivalents                135,057        132,926        129,803        214,539
                                      ---------      ---------      ---------      ---------
Diluted, Weighted Average Shares      6,584,446      7,324,514      6,895,987      7,397,886
                                      =========      =========      =========      =========

      Basic weighted average shares reflect a reduction of 940,000 Class B shares from the settlement of the Vergopia litigation on March 3, 2005. These shares have been cancelled as of May 13, 2005. Also, the three and six months ended June 30, 2005 includes a gain on the transfer of the Westwood dealership of $587,000. See Note 8.

      The common stock equivalents are options and warrants whose exercise price is less than the average market price of the common shares during the period. For the three and six months ended June 30, 2005, options to purchase 217,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the option prices being greater than the average market price of the common shares during the period. For the three and six months ended June 30, 2004, options and warrants to purchase 549,000 and 133,000 shares, respectively of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period.

      The basic and diluted income per share for the three months ended June 30, 2005 and 2004 is $0.13 and $0.03, respectively. The basic and diluted income per share for the six months ended June 30, 2005 and 2004 is $0.16 and $0.05, respectively.

4.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

     (in thousands)                      6/30/05     12/31/04
                                        ---------    ---------
      New Vehicles                      $  21,834    $  33,616
      Used Vehicles                         8,402        7,761
      Parts, accessories and other          1,777        2,063
                                        ---------    ---------
         Total Inventories              $  32,013    $  43,440
                                        =========    =========

      The lower of cost or market adjustment was $0.5 million and $0.7 million at June 30, 2005 and December 31, 2004, respectively. The decrease in the new vehicles inventory was primarily due to the transfer of the Westwood dealership ($6.5 million) along with an improvement (reduction) in inventory levels at our dealerships due to better inventory management. The decrease in the lower of cost or market adjustment was primarily due to the transfer of the Westwood dealership. See Note 8.

5.    INTANGIBLE ASSETS

      As of June 30, 2005 and December 31, 2004, Hometown's intangible assets consisted of the following:

      (in thousands)                6/30/05     12/31/04
                                    -------     -------
      Deferred finance charges      $   272     $   272
      Accumulated amortization         (131)       (121)
      Non-compete agreement             381         381
      Accumulated amortization         (365)       (333)
      Franchise Fee                      10          10
      Accumulated amortization           (4)         (3)
                                    -------     -------
         Net intangible assets      $   163     $   206
                                    =======     =======

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

      FMCC directly pays the manufacturers from which Hometown purchases new vehicle inventory. The process is done electronically where an Electronic Funds Transfer (EFT) is made whereby the vehicle is purchased with funds from the floor plan line. Hometown does not have the discretion to receive these funds prior to disbursement to the manufacturers. Hometown finances used vehicles acquired by trade-in at the time a customer is purchasing a new vehicle shortly after receipt of the used vehicle from the customer. Hometown will also acquire used vehicles at auction, where more likely than not, arrangements have been made with FMCC for payment to be made by FMCC on our behalf using funds available from the floor plan notes payable line of credit.

      Hometown typically makes monthly interest payments on the amount financed, but is not generally required to repay the principal prior to sale of the vehicle.

      Outstanding floor plan borrowings financing new vehicles of manufacturers that are affiliates of FMCC (Ford, Lincoln and Mercury) are classified as "floor plan notes payable - trade". All other floor plan borrowings are classified as "floor plan notes payable - non-trade".

      The Statement of Cash Flows reflects  changes in "floor plan notes payable
- trade" as a cash operating activity and the changes in "floor plan notes payable -non- trade" as a cash financing activity.

7.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Hometown is subject to certain financial covenants calculated semi-annually at June 30th and December 31st, related to its real estate mortgages. Significant financial covenants are: (i) a Fixed Cost Coverage Ratio (a defined cash flow ratio) calculation and (ii) an Adjusted Net Worth calculation as defined. Hometown has been in default of its loan agreement for Baystate Lincoln Mercury since December 31, 2004 for failure to comply with the Fixed Cost Coverage Ratio covenant caused by losses incurred at the dealership. Accordingly, Hometown has reclassified $4,160,000 of related long-term debt to current at June 30, 2005. Total debt for this mortgage at June 30, 2005 is $4,469,000. On March 16, 2005, the lender notified Hometown that it is not declaring an event of default in connection with the loan, however, reserving all rights to declare an event of default in the future should the financial covenant default not be cured. If an event of default was declared and only at the lenders option, Hometown could be required to pay all outstanding debt plus a defeasance penalty and transaction costs totaling approximately $1,400,000. Although Hometown does not believe the lender will call the loan, in the event it is called, Hometown believes it would be able to secure alternate financing.

8.    COMMITMENTS AND CONTINGENCIES

      Litigation

      During the fourth quarter of 2004, Hometown announced that it had resolved in principle to settle the litigation matters described in Footnote 9 in the Notes to Unaudited Consolidated Financial Statements as contained in Hometown's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2004. On March 3, 2005 the execution and delivery of a settlement agreement and applicable releases of claims from all parties to the litigation was completed. The settlement agreement settled all claims made by Salvatore A. Vergopia and

Edward A. Vergopia, former directors and executive officers of the Corporation, and Janet Vergopia, the wife of Salvatore A. Vergopia (the "Vergopias"). The settlement also finally resolved the related insurance coverage litigation with Universal Underwriters Group and The Chubb Group of Insurance Companies. The gross payment to the Vergopias by all parties was $4 million of which $600,000 was paid by Hometown in March 2005. The settlement with the Vergopias and the insurers included an exchange of mutual releases of claims among the parties and a withdrawal of all claims with prejudice and without costs or attorneys fees to any party. On May 11, 2005, the parties completed the transfer to the Vergopias of certain Westwood Lincoln Mercury Sales, Inc. assets, including its Lincoln Mercury franchise and the termination of Hometown's Westwood, New Jersey lease. Hometown received all of the 940,000 shares of Class B Common Stock owned by the Vergopias in March 2005. The Settlement Agreement does not constitute an admission of liability or wrongdoing by any party.

      The 940,000 shares of Hometown stock was recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and is shown as a reduction of Stockholders' Equity of $1,043,000, primarily Additional Paid-in-Capital. (See Unaudited Statements of Stockholders Equity) The assets and liabilities transferred to the Vergopias was recorded as a reduction of those accounts at book value on May 11, 2005 resulting in a gain of approximately $600,000 from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002 and expensed the aforementioned $600,000 March payment in prior periods.

      Hometown Auto Retailers, Inc. d/b/a Muller Toyota, Inc. has been named as one of 1,667 defendants in a complaint filed by Maryann Cerbo, et. al. in the Superior Court of New Jersey in Bergen County and allegedly served upon Hometown on December 30, 2004. The action has been brought on behalf of about 111 named plaintiffs and, purportedly on behalf of a class of individuals and companies who have purchased or leased a motor vehicle from the defendants. Plaintiffs contend that the defendants (a) overcharged for registration and/or title fees;
(b) failed to properly itemize documentary costs and governmental costs; (c) charged grossly excessive documentary fees not reasonably related to costs; and
(d) failed to disclose that the defendants are not required to perform certain documentary services. It appears from the complaint that plaintiffs have attempted to name as defendants all franchised automobile dealers in the State of New Jersey, as well as a large assortment of other persons and entities. There are no allegations that Hometown ever performed any services for any of the plaintiffs. The complaint makes certain class action allegations and alleges violations of the New Jersey Consumer Fraud Act as well as common law fraud. The Court has dismissed the portions of the complaint alleging violations of the New Jersey Consumer Fraud Act, common law fraud and conspiracy to commit common law fraud. Hometown does not believe that the eventual outcome of this case will have a material adverse effect upon Hometown's consolidated financial position or results of operations.

      On July 8, 2005 Hometown issued a press release in which it announced its receipt of notice of the commencement of a lawsuit against Hometown and an indefinite delay in the mailing to Hometown's stockholders of the Information Statement prepared in connection with the Exchange Agreement announced by Hometown on June 2, 2005. The press release was filed with the Securities and Exchange Commission as part of Hometown's Form 8-K filed on July 8, 2005. Further information about the Exchange Agreement is set forth below under Note 9
- "Exchange Agreement".

      The complaint was filed on June 30, 2005 in the Court of Chancery of the State of Delaware by Steven N. Bronson, Louis J. Meade and Leonard Hagan against Hometown Auto Retailers, Inc. and its directors, Corey E. Shaker, William C. Muller, Jr., Joseph Shaker, Bernard J. Dzinski, Jr., Steven A. Fournier, H. Dennis Lauzon and Timothy C. Moynihan. Plaintiffs purport to bring the action individually, derivatively and as a class action on behalf of the public stockholders of Hometown's Class A shares. The Plaintiffs allege in their complaint that the directors and controlling stockholders have breached their fiduciary duties to Hometown and the Class A stockholders, have failed to seek a transaction that would maximize value for Hometown and all it stockholders, and have initiated a transaction that is not fair to Hometown and its public stockholders. The plaintiffs seek equitable and monetary relief, including, rescission of the Exchange Agreement, a preliminary and permanent injunction against the Exchange Agreement transactions, a declaration that the defendants have breached their fiduciary duties, a constructive trust on any assets transferred pursuant to the Exchange Agreement transactions, damages for the injury suffered by plaintiffs and the Class as a result of defendants' breach of fiduciary duties, certification of the action as a class action, and an order requiring defendants to pay attorneys' fees and expenses to plaintiffs.

      On July 19, 2005, a copy of the complaint as filed in the Court of Chancery of the State of Delaware was filed with the Securities and Exchange Commission by Steven N. Bronson as an Exhibit to Amendment No. 4 to Mr. Bronson's Schedule 13D filing.

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

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. Hometown recorded the lease as a capital lease. As of June 30, 2005 the mortgage debt balance is $4.2 million, which agrees to the capital lease obligation. Hometown makes annual lease payments of $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. Total undiscounted payments (principal plus interest) that would have to be made under the guaranty as of June 30, 2005 is $6.0 million.

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

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. Also included in this reserve are (i) the costs associated with free products or services that may be offered to a retail customer for purposes of maintaining goodwill with that particular service customer or new or used vehicle customer, or (ii) the free products or service may be part of a service maintenance program whereby the customer may receive certain services for free if he maintains a certain level of service at the dealership. At June 30, 2005 and December 31, 2004, Hometown has a reserve of $298,000 and $208,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs, including free parts and service, over the last twelve months. While Hometown believes its estimated liability for product warranties and free parts and service is adequate and that the judgment applied is appropriate, the estimated liability for product warranties and free parts and service could differ materially from future actual costs.

                                          Balance At       Additions To Costs                    Balance At End
    Reserve for Policy Work            Beginning of Year      and Expenses        Deductions       of Quarter
------------------------------        ------------------    ----------------    -------------    --------------
Six Months Ended June 30, 2005             $208,000             $628,000          $(538,000)        $298,000

      Hometown also sells extended service contracts as an agent for a third party for which it receives a commission. The primary obligor is the institution underwriting the service contract. These revenues are recorded in Revenues, Other in the Statement of Operations. Revenues from sales of third party extended service contracts was $1.2 million and $1.1 million for six months ended June 30, 2005 and June 30, 2004, respectively. Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At June 30, 2005 and December 31, 2004, Hometown had $1,110,000 and $1,140,000 of related deferred revenue, respectively. During the six months ended June 30, 2005, these dealerships generated approximately $188,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $218,000 of deferred revenue was amortized to Other Revenues, net. At June 30, 2005 and December 31, 2004, Hometown also had other deferred revenue of $165,000 and $319,000, respectively.

      Franchise Agreements

      Toyota Motor Sales, U.S.A., Inc. has extended Hometown's current Toyota Dealer Agreement on a periodic basis since March of 2003. The most recent extension was for a period of two months through September 18, 2005. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopias as discussed above. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2004 had combined revenues of $98.1 million and pre-tax income before allocation of corporate costs of $2.2 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships and that it has undertaken reasonable steps to alleviate the concerns expressed by Toyota. However, there can be no assurance that Toyota will enter into a new dealer agreement with Hometown and Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

9.    EXCHANGE AGREEMENT

      On June 2, 2005 Hometown entered into an Exchange Agreement with the New England Subsidiaries of Hometown (as described below) and the stockholders of Hometown in the Shaker Group (as described below). The Exchange Agreement was also approved by the written consent of stockholders owning a majority of the voting power of the shares of stock of Hometown.

      Pursuant to the Exchange Agreement, Hometown will organize a new corporation to be called Shaker Auto Group, Inc. Hometown will then transfer to Shaker Auto Group, Inc. all of the shares of stock of the New England Subsidiaries, plus $5 million in cash (subject to adjustment for fluctuations in the value of certain assets and liabilities of the New England Subsidiaries) in exchange for all of the outstanding shares of stock of Shaker Auto Group, Inc. Immediately following this transfer, Hometown will transfer all of the outstanding shares of stock of Shaker Auto Group, Inc. to the Shaker Group in exchange for all of their shares of stock of Hometown.

      Following the exchanges, the Shaker Group will be the beneficial owners of all of the outstanding shares of stock of Shaker Auto Group, Inc. and the New England Subsidiaries, and will cease to own any shares of stock of Hometown. In addition, the Muller Group (as defined below) will control a majority of the voting power of the shares of stock of Hometown, and Hometown will cease to own any shares of stock of Shaker Auto Group, Inc. or the New England Subsidiaries.

      The New England Subsidiaries consist of the business operations and real estate holdings of Hometown located in the States of Connecticut, Massachusetts and Vermont. They include ERR Enterprises, Inc., Family Ford, Inc., Shaker's, Inc., Shaker's Lincoln/Mercury Auto Care, Inc., Hometown Brattleboro, Inc., Hometown Auto Framingham, Inc., Bay State Realty Holdings, Inc. and Brattleboro Realty Holdings, Inc.

            The automobile franchises operated by the New England subsidiaries include:

      o     Bay State Lincoln Mercury (Framingham, Mass.),

      o     Brattleboro Chrysler Jeep Dodge (Brattleboro, Vt.),

      o     Family Ford (Waterbury, Conn.),

      o     Shaker's Lincoln Mercury (Watertown, Conn.),

      o     Wellesley Mazda (Wellesley, Mass.),

      o     Shaker's Auto Care (Naugatuck, Conn.).

            The New England subsidiaries also include the following real estate holding companies:

      o     Baystate Realty (Framingham, Mass.), and

      o     Brattleboro Realty (Brattleboro, Vt.).

            Following   the   split-off  of  the   above-described   assets  and
            liabilities to Shaker Auto Group, Hometown Auto will operate the following automobile franchises:

      o     Muller Chevrolet (Stewartsville, N.J.);

      o     Muller Toyota (Clinton, N.J.), and

      o     Toyota of Newburgh, (New Windsor, N.Y.).

      The consummation of the exchanges is subject to various contingencies, including approval of Hometown's manufacturers to the transfer of the automobile franchises to Shaker Auto Group, Inc., and approval of various lenders to the release of Hometown from certain liabilities and the assumption of certain liabilities by Shaker Auto Group, Inc.

      In connection with the transactions, Hometown anticipates that it will secure a term loan of up to $6.5 million, with $5 million to be used for the cash contribution to be made to Shaker Auto Group (as explained above), $700,000 for financing the split-off costs, and the $800,000 balance for working capital for Hometown.

      Following the split-off, Hometown Auto will have a total of 3,845,153 Class A common shares, with William C. Muller, Jr. (and his immediate and extended family) holding 367,500 Class A common shares and 776,752 Class B common shares of Hometown Auto. [Note: Hometown Auto Class B common shares have 10 for 1 voting rights versus Class A common shares which are voted on a 1 to 1 basis.]

      The Shaker Group consists of the following individuals and trusts: Corey Shaker (individually and as custodian for Lindsay Shaker, Kristen Shaker and Edward Shaker), Edward Shaker Family Trust, Joseph Shaker, Shaker Irrevocable Trust, Richard Shaker Family Trust, Steven Shaker, Janet Shaker, Paul Shaker, Edward D. Shaker, Edward Shaker, Lillian Shaker, Richard Shaker and Rose Shaker.

      The Muller Group consists of the following  individuals and trust: William
C. Muller, Jr., Douglas D. Muller, Angela P. Muller, Rose Muller Trust, Robert Scott Doyle, Andrea L. Pantuso and Michelle Muller.

      On June 2, 2005, Hometown issued a press release describing the general terms of the proposed exchange transactions and disclosing the approval of the transactions by the Board of Directors and by a majority of the voting power to the Company's Common Stock. The press release and the Exchange Agreement were filed with the Securities and Exchange Commission, as part of the Company's Form 8-K filed on June 2, 2005.

      On June 17, 2005, Hometown filed a Preliminary Schedule 14C Information Statement ("Information Statement") with the Securities and Exchange Commission which describes the proposed exchange transactions. The Preliminary Schedule 14C Information Statement included the disclosure that the members of the Board of Directors of the Company were sent a letter dated June 14, 2005 signed by Steven Bronson, Louis J. Meade and Leonard Hagan, which letter was included in an amendment to a Schedule 13D filed by Steven Bronson with the Securities and Exchange Commission on June 15, 2005. In the letter, Messrs. Bronson, Meade and Hagan (the "Holders") stated that they own an aggregate of 16.31% of the Company's Class A Common Stock. In the letter, the Holders also stated their belief that the Exchanges will have a material adverse effect on the Company and the shareholders who are not parties to the Exchanges, and are not in the best interests of the Company and its shareholders. They further stated their belief that the Exchanges violate the Board's statutory and common law fiduciary duties and demand that the Company abandon the Exchanges, that the Board appoint a new Compensation Committee, that the President of the Company resign, that the Board appoint a Special Committee to explore all options for maximizing shareholder value, including conversion of the Company's Class B Common Stock into Class A Common Stock, that provision be made for minority shareholder representation on the Board, and that the Shaker Group reimburse the Company for its costs in pursuing the Exchanges.

      On July 8, 2005 Hometown issued a press release in which it announced (i) its receipt of notice of the lawsuit which is described above, see Note 8 - "Litigation", in which the plaintiffs seek equitable and monetary relief, including rescission of the Exchange Agreement, and (ii) an indefinite delay in the mailing of the Information Statement to Hometown's stockholders. The press release was also filed with the Securities and Exchange Commission, as part of Hometown's Form 8-K filed on July 8, 2005.

      The Press Release also announced that the staff of the Securities and Exchange Commission had asked the Company to delay sending the information statement describing the proposed exchanges to its shareholders pending the resolution of certain issues that had been raised by the staff with respect to the Company's annual report on Form 10-K for the period ended December 31, 2004 and its quarterly report on Form 10-Q for the period ended March 31, 2005.

      In light of the request of the staff of the Securities and Exchange Commission to delay the mailing of the information statement, which the Company intends to honor, the potential adverse effects which the commencement of the Delaware litigation may have upon the Company and the proposed exchanges, as well as a variety of other factors, the Company is unable to predict when it will send the information statement concerning the proposed exchanges to its shareholders or when the proposed exchanges will be consummated.

      As of June 30, 2005, Hometown has incurred approximately $321,000 in relation to the Exchange Agreement transaction, which amount has been deferred and is included in Prepaid Expenses and Other Current Assets on Hometown's June 30, 2005 Balance Sheet.

10.   RECLASSIFICATION OF BALANCE SHEETS AND STATEMENTS OF CASH FLOWS

      Hometown is in the process of restating its Balance Sheets and Statements of Cash Flows in its filings in its December 31, 2004 Form 10-K and March 31, 2005 Form 10-Q. The balance sheets reclassification is to breakdown its floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which is consistent with industry practice. The Statements of Cash Flows reclassification is to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. This reclassification is being done to comply with guidance under SFAS 95, "Statement of Cash Flows", which states that payments to suppliers should be classified as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. See Note 6.

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

      Hometown's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) manufacturer related factors, primarily the historical timing of major manufacturer incentive programs and model changeovers, (ii) weather-related factors, which primarily affect parts and service and (iii) consumer buying patterns. Sales also fluctuate due to other items such as availability of credit, consumer confidence in the economy, industry competition, international conflicts and fuel prices among others.

      We assess the growth of our revenues and gross profit by comparing the year-to-year results of our dealerships that have operated continuously during the periods being compared. Hometown's operating results reflect the closing of a used vehicles outlet in August 2004. Also, during the fourth quarter of 2004, Hometown announced that it had resolved in principal to resolve certain litigation matters (See Note 8 to the unaudited consolidated financial statements), which resulted in the transfer of the Westwood Lincoln Mercury dealership during the second quarter of 2005. Both contribute to decreases in sales and gross profit from 2004 to 2005, as well as a decrease in selling, general and administrative expenses. We have segregated both operations in the analysis that follows to allow for a better comparison of the results.

      Revenues are generated from: (i) the sale of new vehicles to (a) retail customers and (b) commercial customers, referred to as fleet; (ii) the sale of used vehicles to (a) retail customers and (b) other dealers at auctions, referred to as wholesale; (iii) parts and service sales; and (iv) other revenues, including the sale of third-party extended warranty products and the arrangement of third-party financing and insurance for which the company receives a fee among other items. We assess revenue results by a year-to-year comparison as follows: new and used vehicle revenues on unit volumes, parts and service revenues on aggregate revenues and other on per retail vehicle.

      The past few years has shown a decrease in used vehicle sales as manufacturers have continued to promote demand for new vehicles through offering various incentive programs including cash rebates and low interest financing. It is not expected that the manufacturers will stop these promotions.

      New vehicle cost of sales primarily includes the cost of the vehicle, net of any manufacturer incentives including floor plan assistance. Used vehicle cost of sales primarily includes the cost of the vehicle, including the labor and parts associated with preparing a used vehicle for sale. Parts and service cost of sales primarily includes the cost of the part and cost of labor incurred on the service.

      Our gross profit percentage varies with product mix and varies across product lines. Parts and service revenues generate the highest gross profit percentages, followed generally by used vehicle sales and new vehicle sales. Other revenues are recorded net. We assess gross profit results by a year-to-year comparison as follows: new and used vehicle gross profit per retail vehicle, parts and service on aggregate gross profit and other on gross profit per retail vehicle.

      Selling, general and administrative expenses ("SG&A") consist of: compensation and related taxes and benefits, advertising, building costs (rent, utilities, real estate taxes, depreciation), data processing and other operating expenses. A large amount of compensation is variable in that it is commission based and certain significant expenses, such as advertising, are controllable. Hometown also includes certain distribution costs in SG&A which other similar companies may include in cost of sales. These costs total less than $0.1 million in the three months ended June 30, 2005 and 2004, and $0.1 million and $0.2 million in the six months ended June 30, 2005 and 2004, respectively.

      Interest expense primarily relates to indebtedness incurred in connection with new and used vehicle inventories. Other interest expense consists of all other interest charges on interest bearing debt including capitalized leases.

Three months ended June 30, 2005 compared with three months ended June 30, 2004.

Revenues                                    For the Three Months Ended
                                                      June 30,
                                              ----------------------    Increase          %
(in thousands, except per vehicle data)          2005         2004      (Decrease)     Change
                                              ---------    ---------    ---------     ---------
New vehicle data:
   Retail revenues - same store               $  35,705    $  33,918    $   1,787           5.3%
   Retail revenues - other stores (1)             3,927       10,273       (6,346)        (61.8)%
                                              ---------    ---------    ---------     ---------
     Total new retail revenues                   39,632       44,191       (4,559)        (10.3)%

   Fleet revenues - same store                    1,013          585          428          73.1%
                                              ---------    ---------    ---------     ---------
Total new vehicles revenues, as reported      $  40,645    $  44,776    $  (4,131)         (9.2)%
                                              =========    =========    =========     =========

   New retail units - same store                  1,384        1,336           48           3.6%
   New retail units - other stores (1)              103          286         (183)        (64.0)%
   Fleet units                                       53           33           20          60.6%
                                              ---------    ---------    ---------     ---------
      Total new vehicle units                     1,540        1,655         (115)         (6.9)%

Used vehicle data:
   Retail revenues - same store               $  12,383    $  10,707    $   1,676          15.7%
   Retail revenues - other stores (1)               104        1,188       (1,084)        (91.2)%
                                              ---------    ---------    ---------     ---------
      Total used retail revenues                 12,487       11,895          592           5.0%

   Wholesale revenues - same store                4,158        3,614          544          15.1%
   Wholesale revenues - other stores (1)            276          271            5           1.8%
                                              ---------    ---------    ---------     ---------
       Total wholesale revenues                   4,434        3,885          549          14.1%

Total used vehicle revenue, as reported       $  16,921    $  15,780    $   1,141           7.2%
                                              =========    =========    =========     =========

Used retail units - same store                      751          701           50           7.1%
Used retail units - other stores (1)                  6           80          (74)        (92.5)%
Used wholesale units - same store                   911          887           24           2.7%
Used wholesale units - other stores (1)              35           45          (10)         22.2%
                                              ---------    ---------    ---------     ---------
   Total used units                               1,703        1,713          (10)          0.6%
                                              =========    =========    =========     =========

Revenues - (continued)                            For the Three Months Ended
                                                            June 30,
                                                   ------------------------      Increase           %
(in thousands, except per vehicle data)              2005           2004        (Decrease)        Change
                                                   ---------      ---------      ---------       ---------
Parts and service:
Parts and service revenues - same store            $   5,419      $   5,114      $     305             6.0%
Parts and service revenues - other stores (1)            490          1,041           (551)          (52.9)%
                                                   ---------      ---------      ---------       ---------
   Total parts and service revenue                 $   5,909      $   6,155      $    (246)           (4.0)%
                                                   =========      =========      =========       =========

Other revenues, net:
Other revenues, net - same store                   $   1,792      $   1,853      $     (61)           (3.3)%
Other revenues, net - other stores (1)                    23            158           (135)          (85.4)%
                                                   ---------      ---------      ---------       ---------
   Total other revenues, net, as reported          $   1,815          2,011      $    (196)           (9.8)%
                                                   =========      =========      =========       =========

Total revenue:
   Same store                                      $  60,470      $  55,791      $   4,679             8.4%
   Other stores (1)                                    4,820         12,931         (8,111)          (62.7)%
                                                   ---------      ---------      ---------       ---------
      Total revenue, as reported                   $  65,290      $  68,722      $  (3,432)           (5.0)%
                                                   =========      =========      =========       =========

      (1)   Represents  the  Westwood  Lincoln  Mercury  dealership   operations
            transferred on May 11, 2005 and the used car outlet closed August 2004.

      The percentages used in the revenues discussion below are from the above table.

      Total revenue decreased $3.4 million, or 5.0% to $65.3 million for three months ended June 30, 2005 from $68.7 million for three months ended June 30, 2004. Same store total revenues increased $4.7 million or 8.4% to $60.5 million for the three months ended June 30, 2005 from $55.8 million for the three months ended June 30, 2004. Same store new retail revenues increased $1.8 million, or 5.3% to $35.7 million for three months ended June 30, 2005 from $33.9 million for three months ended June 30, 2004. This increase was primarily due to the 3.6% additional units ($1.2 million) sold in 2005 compared to 2004 and a 1.6% increase in average selling price ($0.6 million) in 2005 compared to 2004 reflecting a slight change in product mix within the brands. The increase in same store new retail revenues was primarily due to increases at our Toyota dealerships ($2.4 million). Hometown's new retail revenues are indicative of sales reported by our manufacturers nationally, Toyota continues to be experiencing growth in the United States while the domestics remain stagnant or decline. Same store used vehicle retail revenues increased $1.7 million, or 15.7% to $12.4 million for three months ended June 30, 2005 from $10.7 million for three months ended June 30, 2004. This increase was split between a 7.1% increase in units ($0.8 million) sold in 2005 compared to 2004 and a 7.9% increase in average selling price ($0.9 million) in 2005 compared to 2004. Although the used vehicle market has been difficult, personnel changes in certain dealerships enabled Hometown to show an increase for the quarter. Same store wholesale revenues increased $0.5 million, or 15.1% to $4.1 million for three months ended June 30, 2005 from $3.6 million for three months ended June 30, 2004 due to increased strength in the wholesale market. The increase in average selling price for wholesale units is also a function of the retail sales unit volume, which although up over the prior year is still lower than historical levels. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices.

      Parts and service revenue decreased $0.2 million or 4.0% to $5.9 million for the three months ended June 30, 2005 from $6.1 million for the three months ended June 30, 2004. On a same store basis, parts and service revenue increased $0.3 million or 6.0% to $5.4 million for the three months ended June 30, 2005 from $5.1 million for the three months ended June 30, 2004. The increase was primarily due to the Toyota dealerships ($0.2 million), and is attributable to the increase in the dealerships new vehicles revenues. These dealerships have been working to have these customers remain with the dealership for their vehicles maintenance needs. As part of the new car sales process you also strive to gain that customer as a service customer as well.

      Other dealership revenues decreased $0.2 million, or 9.8% to $1.8 million for the three months ended June 30, 2005 from $2.0 million for the three months ended June 30, 2004. On a same store basis, other dealership revenues decreased less than $0.1 million or 3.3% to $1.8 million for the three months ended June 30, 2005 from $1.9 million for the three months ended June 30, 2004. This decrease is primarily attributable to decreases in sales of third party extended service plans for new vehicles (due to a decrease in service plan penetration per new vehicle sold) and finance income for new vehicles.

Gross Profit                                          For the Three Months Ended
                                                               June 30,
                                                      -------------------------     Increase          %
(in thousands, except per vehicle data)                   2005          2004       (Decrease)      Change
                                                       ---------      ---------     ---------     ---------
New vehicle data:
   Retail gross profit - same store                    $   2,487      $   2,431     $      56           2.3%
   Retail gross profit - other stores (1)                    239            381          (142)        (37.3)%
                                                       ---------      ---------     ---------     ---------
     Total new retail gross profit                         2,726          2,812           (86)         (3.1)%

   Fleet gross profit                                          8              4             4           100%
                                                       ---------      ---------     ---------     ---------
Total new vehicles gross profit, as reported           $   2,734      $   2,816     $     (82)         (2.9)%
                                                       =========      =========     =========     =========
     Gross profit percentage                                 6.7%          6.3%
                                                       ---------     ---------

   New retail units - same store                           1,384          1,336            48           3.6%
   New retail units - other stores (1)                       103            286          (183)        (64.0)%
   Fleet units                                                53             33            20          60.6%
                                                       ---------      ---------     ---------     ---------
      Total new vehicle units                              1,540          1,655          (115)         (6.9)%
                                                       =========      =========     =========     =========

Used vehicle data:
   Retail gross profit - same store                    $   1,366      $   1,277     $      89           7.0%
   Retail gross profit - other stores (1)                     73            106           (33)        (31.1)%
                                                       ---------      ---------     ---------     ---------
      Total used retail gross profit                       1,439          1,383            56           4.0%

   Wholesale gross profit - same store                       135             66            69             *
   Wholesale gross profit - other stores (1)                 (21)            13           (34)            *
                                                       ---------      ---------     ---------     ---------
       Total wholesale gross profit                          114             79            35          44.3%

Total used vehicle gross profit, as reported           $   1,553      $   1,462     $      91           6.2%
                                                       =========      =========     =========     =========
Gross profit percentage                                      9.2%          9.3%
                                                       =========     =========

Used retail units - same store                               751            701            50           7.1%
Used retail units - other stores (1)                           6             80           (74)        (92.5)%
Used wholesale units - same store                            911            887            24           2.7%
Used wholesale units - other stores (1)                       35             45           (10)         22.2%
                                                       ---------      ---------     ---------     ---------
   Total used units                                        1,703          1,713           (10)          0.6%
                                                       =========      =========     =========     =========

Parts and service:
Parts and service gross profit - same store            $   2,986      $   2,756     $     230           8.3%
Parts and service gross profit - other stores (1)            275            586          (311)        (53.1)%
                                                       ---------      ---------     ---------     ---------
   Total parts and service revenue                     $   3,261      $   3,342     $     (81)         (2.4)%
                                                       =========      =========     =========     =========
     Gross profit percentage                                55.2%         54.3%
                                                       =========     =========

Gross Profit  -(continued)                       For the Three Months Ended
                                                           June 30,
                                                  -------------------------       Increase           %
(in thousands, except per vehicle data)             2005            2004         (Decrease)        Change
                                                  ---------       ---------       ---------       ---------
Other gross profit:
Other gross profit - same store                   $   1,792       $   1,853       $     (61)           (3.3)%
Other gross profit - other stores (1)                    23             158            (135)          (85.4)%
                                                  ---------       ---------       ---------       ---------
   Total other gross profit, as reported          $   1,815       $   2,011       $    (196)           (9.7)%
                                                  =========       =========       =========       =========
   Gross profit percentage                            100.0%          100.0%
                                                  =========       =========

Other gross profit PVR - same store               $     839       $     910             (71)           (7.8)%
Other gross profit PVR - other stores (1)               211             432            (221)          (51.2)%
                                                  ---------       ---------       ---------       ---------
   Total other gross profit PVR, as reported      $     809       $     823             (14)           (1.7)%
                                                  =========       =========       =========       =========

Total gross profit:
   Same store                                     $   8,774       $   8,387       $     387             4.6%
   Other stores (1)                                     589           1,244            (655)          (52.7)%
                                                  ---------       ---------       ---------       ---------
      Total gross profit, as reported             $   9,363       $   9,631       $    (268)           (2.8)%
                                                  =========       =========       =========       =========
   Gross profit percentage                             14.3%           14.0%
                                                  =========       =========

      (1)   Represents  the  Westwood  Lincoln  Mercury  dealership   operations
            transferred on May 11, 2005 and the used car outlet closed August 2004.

      * - Percentage exceeds 100%.

      The percentages used in the gross profit discussion below are from the above table.

      Total gross profit decreased $0.3 million, or 2.8%, to $9.4 million for the three months ended June 30, 2005, from $9.6 million for the three months ended June 30, 2004. Same store total gross profit increased $0.4 million, or 4.6% to $8.8 million for the three months ended June 30, 2005, from $8.4 million for the three months ended June 30, 2004. Same store gross profit on new retail vehicle sales increased less than $0.1 million, or 2.3%, to $2.5 million for the three months ended June 30, 2005, from $2.4 million for the three months ended June 30, 2004. The increase in gross profit is primarily attributable to a 3.6% increase in unit sales (less than $0.1 million) partially offset by a 1.3% decrease in new retail gross profit per unit. It is expected that margins on new vehicles will continue to be under pressure as the manufacturers continue to contend with competitive pricing issues. Similar to revenues, the gain is mostly attributable to the Toyota dealerships.

      Same store gross profit on used vehicle retail sales increased $0.1 million, or 7.0%, to $1.4 million for the three months ended June 30, 2005, from $1.3 million for the three months ended June 30, 2004. The overall increase is directly attributable to the 7.1% increase in units sold. Average gross profit per unit remained unchanged during the quarter. In addition, strength in the wholesale market enabled the company to double its wholesale gross profit compared to the prior year during the quarter.

      Same store parts and service gross profit increased $0.2 million, or 8.3%, to $3.0 million for the three months ended June 30, 2005, from $2.8 million for the three months ended June 30, 2004 primarily due the 6.0% increase in parts and service revenues.

      Selling, General and Administrative Expenses ("S,G&A")

      S,G&A decreased $0.8 million, or 9.4%, to $7.7 million for the three months ended June 30, 2005 from $8.5 million for the three months ended June 30, 2004. This decrease was primarily attributable to the closing of the used car outlet in August 2004 and the transfer of the Westwood dealership in May 2005 (together totaling $0.7 million). Additional decreases totaled less than $0.1 million. Decreases in rent and related building costs (less than $0.1 million) and legal and professional fees (less than $0.1 million) were partially offset by an increase in payroll and related taxes (less than $0.1 million). The decrease in rent is due to purchasing a building in June 2004, which Hometown had previously rented. The decrease in legal and professional fees was due to the settlement of certain litigation at the end of 2004. The increase in payroll and related taxes is associated with commissions paid on increased gross profit.

      Other Income

      In May 2005, Hometown completed the transfer of certain assets in relation to the settlement of litigation matters resulting in a gain of approximately $587,000 recorded in Other Income. See Note 8 to the unaudited consolidated financial statements.

      Interest Expense

      Interest expense increased less than $0.1 million, remaining constant at $0.9 million for the three months ended June 30, 2005 and June 30, 2004. The increase is primarily due to an increase of floorplan interest expense resulting from higher interest rates partially offset by decreased borrowings resulting from one less dealership in 2005 compared to 2004 and lower average inventories at the remaining dealerships.

      Provision for income tax

      The effective income tax rate was 40% in the quarter ended June 30, 2005 and 27% in the same period of 2004. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2005 rate reflects the expected effective tax rate for the year. The 2004 rate reflects the expected full year effective tax rate of 40%
adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes. At December 31, 2004 deferred taxes were adjusted primarily to reflect a reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2005.

      Net Income

      Net income increased $0.6 million to $0.8 million for the three months ended June 30, 2005, from $0.2 million for the three months ended June 30, 2004. A substantial amount of the increase is due to a gain on transfer of certain assets in relation to settlement of litigation recorded in Other Income. See above for explanation of other changes.

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

      The basic and diluted income per share for the three months ended June 30, 2005 and 2004 is $0.13 and $0.03, respectively.

Six months ended June 30, 2005 compared with six months ended June 30, 2004.

Revenues                                           For the Six Months Ended
                                                            June 30,
                                                   ------------------------     Increase          %
(in thousands, except per vehicle data)               2005          2004       (Decrease)       Change
                                                   ----------    ----------    ----------     ----------
New vehicle data:
   Retail revenues - same store                    $   67,955    $   66,878    $    1,077            1.6%
   Retail revenues - other stores (1)                   9,022        18,390        (9,368)         (50.9)%
                                                   ----------    ----------    ----------     ----------
     Total new retail revenues                         76,977        85,268        (8,291)          (9.7)%

   Fleet revenues - same store                          1,693           623         1,070          171.7%
                                                   ----------    ----------    ----------     ----------
Total new vehicles revenues, as reported           $   78,670    $   85,891    $   (7,221)          (8.4)%
                                                   ==========    ==========    ==========     ==========

   New retail units - same store                        2,638         2,603            35            1.3%
   New retail units - other stores (1)                    245           513          (268)         (52.2)%
   Fleet units                                             94            35            59              *
                                                   ----------    ----------    ----------     ----------
      Total new vehicle units                           2,977         3,151          (174)          (5.5)%

Used vehicle data:
   Retail revenues - same store                    $   24,030    $   23,046    $      984            4.3%
   Retail revenues - other stores (1)                     789         2,416        (1,627)         (67.3)%
                                                   ----------    ----------    ----------     ----------
      Total used retail revenues                       24,819        25,462          (643)          (2.5)%

   Wholesale revenues - same store                      7,243         6,734           509            7.6%
   Wholesale revenues - other stores (1)                  419           494           (75)         (15.2)%
                                                   ----------    ----------    ----------     ----------
       Total wholesale revenues                         7,662         7,228           434            6.0%

Total used vehicle revenue, as reported            $   32,481    $   32,690    $     (209)          (0.6)%
                                                   ==========    ==========    ==========     ==========

Used retail units - same store                          1,449         1,535           (86)          (5.6)%
Used retail units - other stores (1)                       45           161          (116)         (72.0)%
Used wholesale units - same store                       1,580         1,762          (182)         (10.3)%
Used wholesale units - other stores                        59            73           (14)         (19.2)%
                                                   ----------    ----------    ----------     ----------
   Total used units                                     3,133         3,531          (398)         (11.3)%
                                                   ==========    ==========    ==========     ==========

Parts and service:
Parts and service revenues - same store            $   10,559    $   10,075    $      484            4.8%
Parts and service revenues - other stores (1)           1,506         2,039          (533)         (26.1)%
                                                   ----------    ----------    ----------     ----------
   Total parts and service revenue                 $   12,065    $   12,114    $      (49)          (0.4)%
                                                   ==========    ==========    ==========     ==========

Other revenues, net:
Other revenues, net - same store                   $    3,722    $    3,577           145            4.1%
Other revenues, net - other stores (1)                    118           328          (210)         (64.0)%
                                                   ----------    ----------    ----------     ----------
   Total other revenues, net, as reported          $    3,840    $    3,905           (65)          (1.7)%
                                                   ==========    ==========    ==========     ==========

Total revenue:
   Same store                                      $  115,202    $  110,933    $    4,269            3.8%
   Other stores (1)                                    11,854        23,667       (11,813)         (49.9)%
                                                   ----------    ----------    ----------     ----------
      Total revenue, as reported                   $  127,056    $  134,600    $   (7,544)          (5.6)%
                                                   ==========    ==========    ==========     ==========

      (1)   Represents  the  Westwood  Lincoln  Mercury  dealership   operations
            transferred on May 11, 2005 and the used car outlet closed August 2004.

      * - Percentage exceeds 100%.

      The percentages used in the gross profit discussion below are from the above table.

      Total revenue decreased $7.5 million, or 5.6% to $127.1 million for six months ended June 30, 2005 from $134.6 million for six months ended June 30, 2004. Same store total revenues increased $4.3 million or 3.8% to $115.2 million for the six months ended June 30, 2005 from $110.9 million for the six months ended June 30, 2004. Same store new retail revenues increased $1.1 million, or 1.6% to $68.0 million for six months ended June 30, 2005 from $66.9 million for six months ended June 30, 2004. This increase was primarily due to a 1.3% increase in additional units ($0.9 million) sold in 2005 compared to 2004. The increase in same store new retail revenues was primarily due to increases at our Toyota dealerships ($3.6 million) offset by decline at our Lincoln Mercury dealerships ($2.7 million). Hometown's new retail revenues are indicative of sales reported by our manufacturers nationally, Toyota continues to be experiencing growth in the United States while the domestics remain stagnant or decline. Same store used vehicle retail revenues increased $1.0 million, or 4.3% to $24.0 million for six months ended June 30, 2005 from $23.0 million for six months ended June 30, 2004. This increase was primarily due to a 10.5% increase in average selling price ($2.3 million) in 2005 compared to 2004, partially offset by a 5.6% decrease in units sold ($1.3 million). Although the used vehicle market has been difficult, personnel changes in certain dealerships enabled Hometown to show an increase over the prior year. Same store wholesale revenues increased $0.5 million, or 7.6% to $7.2 million for six months ended June 30, 2005 from $6.7 million for six months ended June 30, 2004 due to increased strength in the wholesale market. The increase in average selling price is also a function of the retail sales unit volume. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices.

      Parts and service revenue decreased less than $0.1 million or 0.4% to $12.1 million for the six months ended June 30, 2005 from $12.1 million for the six months ended June 30, 2004. On a same store basis, parts and service revenue increased $0.5 million or 4.8% to $10.6 million for the six months ended June 30, 2005 from $10.1 million for the six months ended June 30, 2004. The increase was primarily due to the Toyota dealerships ($0.3 million), and is attributable to the increase in the dealerships new vehicles revenues. These dealerships have been able to attract these customers to remain with the dealership for their vehicle maintenance needs. As part of the new car sales process you also strive to gain that customer as a service customer as well.

      Other dealership revenues decreased less than $0.1 million, or 1.7% to $3.8 million for the six months ended June 30, 2005 from $3.9 million for the six months ended June 30, 2004. On a same store basis, other dealership revenues increased $0.1 million or 4.1% to $3.7 million for the six months ended June 30, 2005 from $3.6 million for the six months ended June 30, 2004. This is primarily attributable to an increase in extended service plan revenue in the first quarter of 2005, which decreased through the second quarter.

Gross Profit                                    For the Six Months Ended
                                                          June 30,
                                                  ---------------------     Increase        %
(in thousands, except per vehicle data)             2005         2004      (Decrease)     Change
                                                  --------     --------     --------     --------
New vehicle data:
   Retail gross profit - same store               $  4,646     $  4,746         (100)        (2.1)%
   Retail gross profit - other stores (1)              506          826         (320)       (38.7)%
                                                  --------     --------     --------     --------
     Total new retail gross profit                   5,152        5,572         (420)        (7.5)%

   Fleet gross profit                                   15            4           11            *
                                                  --------     --------     --------     --------
Total new vehicles gross profit, as reported      $  5,167     $  5,576         (409)        (7.4)%
                                                  ========     ========     ========     ========
     Gross profit percentage                           6.6%         6.5%
                                                  --------     --------

Gross Profit - (continued)                              For the Six Months Ended
                                                                June 30,
                                                       --------------------------      Increase          %
(in thousands, except per vehicle data)                     2005             2004     (Decrease)      Change
                                                       ----------      ----------     ----------     ----------
   New retail units - same store                            2,638           2,603             35            1.3%
   New retail units - other stores (1)                        245             513           (268)         (52.2)%
   Fleet units                                                 94              35             59          168.6%
                                                       ----------      ----------     ----------     ----------
      Total new vehicle units                               2,977           3,151           (174)          (5.5)%
                                                       ==========      ==========     ==========     ==========

Used vehicle data:
   Retail gross profit - same store                    $    2,689      $    2,760            (71)          (2.6)%
   Retail gross profit - other stores (1)                     135             221            (86)         (38.9)%
                                                       ----------      ----------     ----------     ----------
      Total used retail gross profit                        2,824           2,981           (157)          (5.3)%

   Wholesale gross profit - same store                        293             127            166              *
   Wholesale gross profit - other stores (1)                   (7)             20            (27)             *
                                                       ----------      ----------     ----------     ----------
       Total wholesale gross profit                           286             147            139           94.6%

Total used vehicle gross profit, as reported           $    3,110      $    3,128            (18)          (0.6)%
                                                       ==========      ==========     ==========     ==========
Gross profit percentage                                       9.6%           9.6%
                                                       ==========     ==========

Used retail units - same store                              1,449           1,535            (86)          (5.6)%
Used retail units - other stores (1)                           45             161           (116)         (72.0)%
Used wholesale units - same store                           1,580           1,762           (182)         (10.3)%
Used wholesale units - other stores                            59              73            (14)         (19.2)%
                                                       ----------      ----------     ----------     ----------
   Total used units                                         3,133           3,531           (398)         (11.3)%
                                                       ==========      ==========     ==========     ==========

Parts and service:
Parts and service gross profit - same store            $    5,690      $    5,407            283            5.2%
Parts and service gross profit - other stores (1)             862           1,135           (273)         (24.1)%
                                                       ----------      ----------     ----------     ----------
   Total parts and service revenue                     $    6,552      $    6,542             10            0.2%
                                                       ==========      ==========     ==========     ==========
     Gross profit percentage                                 54.3%          54.0%
                                                       ==========     ==========

Other gross profit:
Other gross profit - same store                        $    3,722      $    3,577            145            4.1%
Other gross profit - other stores (1)                         118             329           (211)         (64.1)%
                                                       ----------      ----------     ----------     ----------
   Total other gross profit, as reported               $    3,840      $    3,906            (66)          (1.7)%
                                                       ==========      ==========     ==========     ==========
   Gross profit percentage                                  100.0%         100.0%
                                                       ==========     ==========

Other gross profit PVR - same store                    $      911      $      864             47            5.4%
Other gross profit PVR - other stores (1)                     407             488            (81)         (16.6)%
                                                       ----------      ----------     ----------     ----------
   Total other gross profit PVR, as reported           $      877      $      812             65            8.0%
                                                       ==========      ==========     ==========     ==========

Total gross profit:
   Same store                                          $   17,055      $   16,621            434            2.6%
   Other stores (1)                                         1,614           2,530           (916)         (36.2)%
                                                       ----------      ----------     ----------     ----------
      Total gross profit, as reported                  $   18,669      $   19,151           (482)          (2.5)%
                                                       ==========      ==========     ==========     ==========
   Gross profit percentage                                   14.8%          15.0%
                                                       ==========     ==========

      (1)   Represents  the  Westwood  Lincoln  Mercury  dealership   operations
            transferred on May 11, 2005 and the used car outlet closed August 2004.

      * - Percentage exceeds 100%.

      The percentages used in the gross profit discussion below are from the above table.

      Total gross profit decreased $0.5 million, or 2.5%, to $18.7 million for the six months ended June 30, 2005, from $19.2 million for the six months ended June 30, 2004. Same store total gross profit increased $0.4 million, or 2.6% to $17.0 million for the six months ended June 30, 2005, from $16.6 million for the six months ended June 30, 2004. The increase is mostly from the second quarter of 2005. Same store gross profit on new retail vehicle sales decreased $0.1 million, or 2.1%, to $4.6 million for the six months ended June 30, 2005, from $4.7 million for the six months ended June 30, 2004. The decrease in gross profit is primarily attributable to a 3.4% decrease in new retail gross profit per unit partially offset by a 1.3% increase in unit sales. It is expected that margins on new vehicles will continue to be under pressure as the manufacturers continue to contend with competitive pricing issues. Similar to revenues, the decline was due mostly to the Lincoln Mercury dealerships partially offset by a gain at the Toyota dealerships.

      Same store gross profit on used vehicle retail sales decreased less than $0.1 million, or 2.6%, to $2.7 million for the six months ended June 30, 2005, from $2.8 million for the six months ended June 30, 2004. The overall decrease is attributable to the 5.6% decrease in units sold partially offset by a 3.2% increase in average gross profit per unit. In addition, strength in the wholesale market enabled the company to increase its wholesale gross profit compared to the prior year.

      Same store parts and service gross profit increased $0.3 million, or 5.2%, to $5.7 million for the six months ended June 30, 2005, from $5.4 million for the six months ended June 30, 2004 primarily due to the 4.8% increase parts and service revenues. Similar to revenues, most of the increase came during the second quarter and is primarily attributable to the Toyota dealerships.

      Selling, General and Administrative Expenses ("S,G&A")

      S,G&A decreased $1.4 million, or 8.2%, to $15.7 million for the six months ended June 30, 2005 from $17.1 million for the six months ended June 30, 2004. This decrease was primarily attributable to the closing of the used car outlet in August 2004 and the transfer of the Westwood dealership in May 2005 (together totaling $1.1 million). Additional decreases totaled approximately $0.3 million, comprising primarily of decreases in rent and related building costs ($0.1 million) and legal and professional fees ($0.2 million). The decrease in rent is primarily due to purchasing a building in June 2004, which Hometown had previously rented. The decrease in legal and professional fees was due to the settlement of certain litigation at the end of 2004.

      Other Income

      In May 2005, Hometown completed the transfer of certain assets in relation to the settlement of litigation matters resulting in a gain of approximately $587,000 recorded in Other Income. See Note 8 to the unaudited consolidated financial statements.

      Interest Expense

      Interest expense increased $0.2 million, or 13%, to $1.8 million for the six months ended June 30, 2005, from $1.6 million for the six months ended June 30, 2004. The increase is primarily due to an increase of floorplan interest expense resulting from higher interest rates partially offset by decreased borrowings resulting from one less dealership in 2005 compared to 2004 and lower average inventories at the remaining dealerships.

      Provision for income tax

      The effective income tax rate was 40% in the six months ended June 30, 2005 and 27% in the same period of 2004. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2005 rate reflects the expected effective tax rate for the year. The 2004 rate reflects the expected full year effective tax rate of 40% adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes. At December 31, 2004 deferred taxes were adjusted primarily to reflect a reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2005.

      Net Income

      Net income increased $0.8 million to $1.1 million for the six months ended June 30, 2005, from $0.3 million for the six months ended June 30, 2004. A substantial amount of the increase is due to a gain on transfer of certain assets in relation to settlement of litigation recorded in Other Income. See above for explanation of other changes.

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

      The basic and diluted income per share for the three months ended June 30, 2005 and 2004 is $0.16 and $0.05, respectively.

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

      Cash and Cash Equivalents

      Total cash and cash equivalents was $5.1 million and $6.1 million at June 30, 2005 and December 31, 2004, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                                                    Six months ended
     (in thousands)                                                    June 30,
                                                                -----------------------
                                                                   2005          2004
                                                                ---------     ---------
      Net cash provided by (used in) operating activities       $   2,943     $  (2,256)
      Net cash (used in) investing activities                         (91)       (1,684)
      Net cash provided by (used in) financing activities          (3,903)        5,383
                                                                ---------     ---------
      Net increase (decrease) in cash and cash equivalents      $  (1,051)    $   1,443
                                                                =========     =========

      For the six months ended June 30, 2005, net cash provided from operations of $2.9 million primarily consists of: (i) net income of $1.1 million plus non-cash items of $0.8 million (totaling $1.9 million), (ii) a decrease in inventory of $5.0 million less the decrease in floor plan liability - trade of $2.3 million; partially offset by (iii) a decrease in accounts payable and accrued expenses of $0.4 million, primarily due to payment of litigation settlements, (iv) an increase in accounts receivable of $0.5 million, primarily due to the funds to be received from Lincoln Mercury related to the transfer of the Westwood dealership, (v) an increase in prepaid expenses and other current assets of $0.4 million, primarily due to payment of costs associated with the pending exchange agreement, (vi) prepaid income taxes of $0.2 million, and (vii) amortization of deferred revenue of $0.2 million. Inventory and related floor plan liability (trade and non-trade) decreased due to improved new vehicle inventory management. Total floor plan liability decreased more than the decrease in inventory due to an increase in used vehicle inventory in excess of the used floor plan limit. This was primarily due to a planned used vehicle special event sale that took place in July 2005. Net cash used in investing activities of $0.1 million is due to miscellaneous capital expenditures. Net cash used in financing activities of $3.9 million is due to: (i) the net change in non-trade floorplan notes payable of $3.2 million (which decreased due to a similar change in related inventory, see operating activities) and (ii) principal payments of long-term debt and capital lease obligations of $0.9 million; partially offset by proceeds from long-term borrowings of $0.2 million (used to fund the build-out of the corporate office which was built in December
2004).

      For the six months ended June 30, 2004, net cash used in operations of $2.3 million primarily consists of: (i) net income of $0.3 million plus non-cash items of $0.8 million (totaling $1.1 million); (ii) an increase in inventory of $11.6 million less the increase in floor plan liability - trade of $7.8 million; and (iii) an increase in other long term liabilities and deferred revenue of $0.4 million, primarily due to an advance from Hometown's extended service plan provider. Inventory and related floor plan liability (trade and non-trade) increased due to dealerships increasing inventory levels in anticipation of increased sales which did not materialize. Total floor plan liability increased more than the increase in inventory due to timing of floor plan payments. Net cash used in investing activities of $1.7 million is due to capital expenditures, primarily the Brattleboro, VT. building purchased in June 2004 for $1.5 million. Net cash provided by financing activities of $5.4 million is due to: (i) the net change in non-trade floorplan notes payable of $4.7 million (which increased due to a similar change in related inventory, see operating activities), (ii) proceeds from long-term borrowings of $1.4 million and (iii) exercise of warrants of $0.3 million; partially offset by principal payments of long-term debt and capital lease obligations of $1.0 million. The long-term borrowings were used to acquire the Brattleboro, VT. building discussed above.

      Capital Expenditures

      Capital  expenditures  for fiscal 2005 are  expected  to be $0.3  million,
consisting   primarily  of  equipment   purchases  and  building  and  leasehold
improvements.

      Receivables

      Hometown had $5.5 million in accounts receivable at June 30, 2005 compared to $5.1 million at December 31, 2004. The increase in receivables is due to: (i) the increase in sales that takes place in June compared to December, and (ii) approximately $0.5 million due from Lincoln Mercury that will be paid approximately 180 days subsequent to the close of the Westwood dealership transfer; partially offset by a reduction of accounts receivable due to the transfer of the Westwood dealership. The majority of accounts receivables, $2.6 million and $2.4 million as of June 30, 2005 and December 31, 2004, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. Also included are amounts due from manufacturers, which was $1.9 million and $1.7 million as of June 30, 2005 and December 31, 2004. These amounts primarily represent payments of rebates and other incentives that are paid on a monthly or quarterly basis. (Also included in due from manufacturers in 2005 is the aforementioned $0.5 million due from Lincoln Mercury related to the Westwood dealership transfer.) The allowance for doubtful accounts is $0.2 million at June 30, 2005 and $0.3 million December 31, 2004. The decrease in the allowance is primarily due to an improvement in the accounts receivable ageing.

      Inventories

      Hometown had $32.0 million in inventories, net at June 30, 2005 compared to $43.4 million at December 31, 2004. The majority of inventory, $21.8 million and $33.6 million as of June 30, 2005 and December 31, 2004, respectively, is new vehicle inventory. The decrease is primarily due one less dealership (Westwood Lincoln Mercury - $6.5 million) along with an improvement (reduction) in inventory levels at our dealerships due to better inventory management. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.5 million and $0.7 million at June 30, 2005 and December 31, 2004, respectively. The decrease in the lower of cost or market adjustment was primarily due to the transfer of the Westwood dealership. See
Note 8 to the unaudited consolidated financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan (trade plus non-trade) amounts outstanding at June 30, 2005 of $30.3 million, a 1% change in the prime rate would result in a $0.3 million change to annual floor plan interest expense.

      At June 30, 2005, Hometown invested $3.6 million of excess cash, of which $1.1 million was invested in money market accounts paying a weighted average interest rate of 1.59% at June 30, 2005, and $2.5 million was invested in a Ford Motor Credit Company cash management account paying interest of 7.00% at June 30, 2005. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.

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

      At June 30, 2005, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level to accomplish their objectives.

      There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                           Hometown Auto Retailers, Inc.


August 10, 2005                            By: /s/ Corey E.  Shaker
------------------------                   -------------------------------------
Date                                       Corey E. Shaker
                                           President and Chief Executive Officer


August 10, 2005                            By: /s/ Charles F. Schwartz
------------------------                   -------------------------------------
Date                                       Charles F. Schwartz
                                           Chief Financial Officer