Form 10-K/A
period 2004-12-31
HOMETOWN AUTO RETAILERS INC
filed 2005-09-21
CIK 1061117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                EXPLANATORY NOTE

      Hometown Auto Retailers, Inc. (the "Company" or "Hometown") is filing this Amendment No. 1 on Form 10-K/A to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the "SEC") on March 24, 2005 (the "Original Filing").

      A discussion of the restatement is set forth in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations and in
Note 2 to the Consolidated Financial Statements included in this Amendment No. 1 on Form 10-K/A. Changes have also been made to the following items in this Amendment No. 1 on Form 10-K/A as a result of the restatement:

      o Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations, and

      o Item 8. Financial Statements and Supplementary Data, including the Notes to the Consolidated Financial Statements.

      The changes do not affect working capital or total cash flows. The other portions of the Original Filing are unaffected by the restatement and have not been amended. All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes discussed in the restatement note. Accordingly, this amendment should be read in conjunction with the Original Filing.

                          HOMETOWN AUTO RETAILERS, INC.
                            Form 10-K/A Annual Report
                                TABLE OF CONTENTS

                                                                                                                       Page
PART I
   Item 1.   Business..............................................................................................       4
   Item 2.   Properties............................................................................................      18
   Item 3.   Legal Proceedings.....................................................................................      20
   Item 4.   Submission of Matters to a Vote of Security Holders...................................................      21

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................................      22
   Item 6.   Selected Financial Data...............................................................................      23
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................      24
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................      39
   Item 8.   Financial Statements and Supplementary Data...........................................................      39
   Item 9.   Change in and Disagreements With Accountants on Accounting and Financial Disclosure...................      39
   Item 9A.  Controls and Procedures ..............................................................................      39
   Item 9B.  Other Information ....................................................................................      39

PART III
   Item 10.  Directors and Executive Officers of the Registrant....................................................      40
   Item 11.  Executive Compensation................................................................................      43
   Item 12.  Security Ownership of Certain Beneficial Owners and Management........................................      47
   Item 13.  Certain Relationships and Related Transactions........................................................      51
   Item 14.  Principal Accountant Fees and Services................................................................      52

PART IV
   Item 15.  Exhibits and Financial Statement Schedules............................................................      53


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

      The following table sets forth for 2004 and 2003, certain information relating to the brands of new vehicles sold at retail by Hometown:

                                   For the Years Ended December 31,
                                   2004                        2003
                                   ----                        ----
BRANDS                      Number      Percentage      Number      Percentage
------                      ------      ----------      ------      ----------
TOYOTA.................      2,851           45.9%       3,227           46.7%
LINCOLN/MERCURY........      1,373           22.1%       1,398           20.2%
CHEVROLET..............        759           12.2%         772           11.2%
FORD...................        601            9.7%         703           10.2%
MAZDA................          351            5.6%         393            5.7%
DODGE..................        105            1.7%         108            1.6%
JEEP...................         97            1.6%         167            2.4%
CHRYSLER...............         71            1.1%          89            1.3%
OLDSMOBILE.............          7            0.1%          50            0.7%
OTHER..................          0            0.0%           3            0.0%
                            ------          ------      ------          ------
Total                        6,215          100.0%       6,910          100.0%
                            ======          ======      ======          ======

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

      The following table shows actual vehicle sales by Hometown from 2000 through 2004.

                                                                      Number of Used and New Vehicles Sold
                                                             ----------------------------------------------------
                                                             2004        2003        2002       2001        2000
                                                             ----        ----        ----       ----        ----
Used Vehicles - Retail................................       3,329       3,683       4,128      4,874       4,549
Used Vehicles - Wholesale.............................       3,576       3,144       2,857      3,105       3,208
New Vehicles..........................................       6,215       6,910       6,432      6,230       6,731
                                                             -----       -----       -----      -----       -----
        Total Sales...................................      13,120      13,737      13,417     14,209      14,488

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

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. Hometown recorded the lease as a capital lease. As of December 31, 2004 the mortgage debt balance is $4.3 million, which equals the capital lease obligation. Hometown makes annual lease payments of $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. See Notes 8 and 9 to the consolidated financial statements.

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

      Toyota Motor Sales, U.S.A., Inc. has extended Hometown's current Toyota Dealer Agreement through April 18, 2005. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopia's as discussed in Item 3. - Legal Proceedings and in Note 15 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2004 had combined revenues of $98.1 million and pre-tax income before allocation of corporate costs of $2.2 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A.; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

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

      Toyota Motor Sales, U.S.A., Inc. has extended Hometown's current Toyota Dealer Agreement through April 18, 2005. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopia's as discussed in Item 3. - Legal Proceedings and in Note 15 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2004 had combined revenues of $98.1 million and pre-tax income before allocation of corporate costs of $2.2 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A.; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

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

Future Losses May Threaten The Viability Of Our Business.

      Hometown had net income of $3.7 million for the year ended December 31, 2004 compared to net income of $2.4 million and a net loss of $22.9 million for the years ended December 31, 2003 and 2002, respectively. The 2004 period includes a $2.8 million tax benefit primarily associated with a reduction of a tax valuation allowance. See Note 12 to the consolidated financial statements. The 2003 period included $0.9 million associated with the gain on sale of a Chrysler/Jeep Sales and Service Franchise and $0.6 million associated with a tax benefit recorded primarily due to the reduction of a tax valuation allowance. The 2002 net loss was due to recording the write-off of the carrying value of goodwill of $23.7 million in accordance with the provisions of SFAS 142. See
Note 6 to the consolidated financial statements. Although Hometown is currently profitable, if Hometown sustains significant losses in the future, our business could be materially and adversely affected and the value of our common stock might decline.

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

Occupant/Trade Name      Location                 Use                          Lease/Own
-------------------      --------                 ---                          ---------
Shaker's                 831 Straits Turnpike     New and used car sales;      Lease expires in 2013; $274,000
 Lincoln                 Watertown, CT            service; F & I               per year with CPI increase in 2009.
 Mercury                 06795

Lincoln Mercury          1189 New Haven Rd.       Service                      Owned by dealership.
 Autocare                Naugatuck, CT 06770

Family                   1200 Wolcott Street      New and used car sales;      Lease expires in 2013; $274,000
 Ford                    Waterbury, CT            service; F & I               per year with CPI increase in 2009.
                         06705

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

Westwood Lincoln         55 Kinderkamack Rd.      New and used car sales;      Lease expires in 2013; $411,000 per
 Mercury                 Emerson, NJ 07630        service; F & I; livery sales year with CPI increase in 2009. See
                                                                               Item 3. Legal Proceedings.

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

Bay State Lincoln        571 Worcester Road       New and used car sales;      Owned facility. Mortgage balance of
 Mercury                 Framingham, MA 01701     service; F & I               $4,613,000 at 12/31/04. Matures May
                                                                               2014. Annual payments of $748,000. See Note 8.

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

      The receipt of the Hometown stock will be recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and will be shown as a reduction of Stockholders' Equity. The assets and liabilities being transferred to the Vergopias will be recorded as a reduction of those accounts at book value. If the fair market value of Hometown stock exceeds the net book value of the assets being transferred, a gain will result from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 6.

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

   Price Range of Common Stock                         Bid  Prices
   ---------------------------            ----------------------------------
                                          High                          Low
   Year Ended 2003

   First Quarter                          $0.55                        $0.31

   Second Quarter                         $0.55                        $0.28

   Third Quarter                          $0.88                        $0.41

   Fourth Quarter                         $1.60                        $0.67

   Year Ended 2004

   First Quarter                          $2.00                        $1.05

   Second Quarter                         $1.40                        $0.95

   Third Quarter                          $1.25                        $0.71

   Fourth Quarter                         $0.87                        $0.68


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

                                                                   For the Years Ended December 31,
                                                            (in thousands, except share and per share data)
                                                    2004           2003          2002           2001            2000
                                                -----------    -----------    -----------    -----------    -----------
Statement of Operations Data:
Revenues                                        $   265,281    $   279,777    $   269,739    $   275,760    $   279,382
Gross profit                                         37,974         39,747         38,667         39,815         37,881
Amortization of goodwill                                 --             --             --            704            661
Selling, general and administrative expenses         33,371         34,840         34,152         35,114         37,946
Income (loss) from operations                         4,711          4,907          4,515          3,997           (726)
Interest expense                                     (3,281)        (3,037)        (3,205)        (4,225)        (5,069)
Net income (loss) before cumulative effect of
accounting change                                     3,748          2,378            776         (2,136)        (3,800)

Cumulative effect of accounting change                   --             --        (23,708)            --             --
                                                -----------    -----------    -----------    -----------    -----------
Net income (loss)                               $     3,748    $     2,378    $   (22,932)   $    (2,136)   $    (3,800)
                                                ===========    ===========    ===========    ===========    ===========

Earnings (loss) per share, basic
Before cumulative effect of accounting change   $      0.51    $      0.33    $      0.10    $      (.32)   $      (.63)
Cumulative effect of accounting change                   --             --          (3.30)            --             --
                                                -----------    -----------    -----------    -----------    -----------
Earnings (loss) per share, basic                $      0.51    $      0.33    $     (3.20)   $      (.32)   $      (.63)
                                                ===========    ===========    ===========    ===========    ===========

Earnings (loss) per share, diluted
Before cumulative effect of accounting change   $      0.50    $      0.33    $      0.10    $      (.32)   $      (.63)
Cumulative effect of accounting change                   --             --          (3.30)            --             --
                                                -----------    -----------    -----------    -----------    -----------
Earnings (loss) per share, diluted              $      0.50    $      0.33    $     (3.20)   $      (.32)   $      (.63)
                                                ===========    ===========    ===========    ===========    ===========
Weighted average shares,
Basic                                             7,286,931      7,175,105      7,175,105      6,592,436      5,995,996
Diluted                                           7,439,024      7,215,492      7,175,105      6,592,436      5,995,996
                                                -----------    -----------    -----------    -----------    -----------

                                                    2004          2003           2002           2001           2000
                                                -----------    -----------    -----------    -----------    -----------
Balance Sheet Data:

Working capital                                     $ 2,900        $ 6,039        $ 4,085        $ 4,029        $ 1,663
Inventories                                          43,440         37,774         39,169         31,887         40,170
Total assets                                         74,223         65,264         63,816         81,842         91,572
Total debt                                           56,600         51,075         52,745         46,234         54,133
Stockholders' equity                                $10,933        $ 6,928        $ 4,550        $27,452        $28,643

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Restatement

      Hometown has restated its Balance Sheets and Statements of Cash Flows in this Annual Report on Form 10-K/A for the year ended December 31, 2004. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification is to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. This reclassification is being done to comply with guidance under SFAS 95, "Statement of Cash Flows", which states that payments to suppliers should be classified as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7.

(in thousands)                                         Year ended                    Year ended
                                                   December 31, 2004              December 31, 2003
                                              ----------------------------  ----------------------------
                                                Previously     Restated      Previously       Restated
                                                 Reported                     Reported
                                              -------------  -------------  -------------   -------------
Balance Sheet:
Floor plan notes payable - trade                   $ 42,474       $ 17,382       $ 38,003        $ 15,469
Floor plan notes payable - non- trade              $     --       $ 25,092       $     --        $ 22,534

(in thousands)                          Year ended                Year ended                 Year ended
                                     December 31, 2004         December 31, 2003          December 31, 2002
                                   ----------------------    ----------------------    ----------------------
                                   Previously   Restated     Previously    Restated     Previously   Restated
                                    Reported                  Reported                   Reported
                                   ---------    ---------    ---------    ---------    ---------    ---------
Statement of Cash Flows:
Floor plan notes payable - trade   $   4,471    $   1,913    $    (519)   $   1,034    $   6,059    $   3,034
Net cash provided by
   operating activities            $   3,129    $     571    $   4,273    $   5,826    $   3,386    $     361
Proceeds from floor plan
   notes payable - non-trade       $      --    $ 163,361    $      --    $ 177,160           --    $ 174,605
Payment of floor plan
   notes payable - non-trade       $      --    $(160,803)   $      --    $(178,713)          --    $(171,580)
Net cash provided by (used
   in) financing activities        $    (546)   $   2,012    $  (2,390)   $  (3,943)   $  (1,769)   $   1,256

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

      Provision (benefit) for income tax

      The effective income tax rate was (127)% for the year ended December 31, 2004 and 18% for the year ended December 31, 2003. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in rates for both years from the expected effective tax rate of approximately 40% is primarily due to a reduction in the valuation allowance for both periods. The 2004 difference is primarily due to the reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. The 2003 difference is primarily due to the reduction of a valuation allowance related to goodwill that was deducted related with the sale of the Chrysler/Jeep Sales and Service Franchise as well as amortization of goodwill for tax purposes. At December 31, 2004, Hometown has a deferred tax asset of $0.6 million, net of a valuation allowance, related to its net operating losses. The state net operating losses begin to expire in 2005. The federal net operating losses begin to expire in 2021. Hometown believes this net deferred tax asset will be realized within the next three years based on current projections. See Note 12 to the consolidated financial statements.

      Net Income

      Net income improved $1.3 million, to income of $3.7 million for the year ended December 31, 2004, from $2.4 million for the year ended December 31, 2003. See changes described above.

      Earnings Per Share, Basic and Diluted and Weighted Average Shares

      "Basic earnings per share" is computed by dividing net income by the weighted average common shares outstanding. "Diluted earnings per share" is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See Note 11 to the consolidated financial statements.

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

      Other Expense

      Included in other expense for the year ended December 31, 2002 is an asset impairment charge of $150,000 related to a property held for sale. The impairment charge was recorded to write-down the asset to fair value. See Notes 3 and 4 to the consolidated financial statements.

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

      Cumulative Effect of Accounting Change

      In accordance with SFAS 142, Hometown completed its goodwill impairment testing during 2002, which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended December 31, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. Hometown is reducing its valuation allowance as goodwill is being amortized for tax purposes. See Note 6 to the consolidated financial statements.

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

      Earnings (Loss) Per Share, Basic and Diluted and Weighted Average Shares

      "Basic  earnings  (loss) per share" is  computed  by  dividing  net income
(loss) by the weighted  average  common shares  outstanding.  "Diluted  earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See Note 11 to the consolidated financial statements.

      The basic and diluted income per share for the year ended December 31, 2003 is $0.33 including $0.09 resulting from a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and $0.08 resulting from a gain on the sale of a Chrysler/Jeep Sales and Service Franchise in June 2003. The basic and diluted (loss) per share for the year ended December 31, 2002 is $(3.20), which includes basic and diluted income per share before cumulative effect of accounting change of $0.10 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 6 to the consolidated financial statements for the recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

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

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the statements of cash flow:

                                                      For the years ended December 31,
                                                       -----------------------------
                                                         2004      2003       2002
                                                       -------    -------    -------
                                                             (in thousands)

Net cash provided by operating activities              $   571    $ 5,826    $   261
Net cash provided by (used in) investing activities     (2,121)       132     (2,439)
Net cash provided by (used in) financing activities      2,012     (3,943)     1,256
                                                       -------    -------    -------
Net increase (decrease) in cash and cash equivalents   $   462    $ 2,015    $  (822)
                                                       =======    =======    =======

      For the year ended December 31, 2004, net cash provided from operations of $0.6 million is primarily due to: (i) net income of $3.7 million plus non-cash items of $(1.0) million (totaling $2.7 million), and (ii) a decreases in accounts receivable of $1.0 million. Partially offsetting this were decreases in accounts payable and accrued expenses of $0.7 million. An increase in inventory of $4.5 million was partially offset by an increase in floor plan notes payable
- trade of $1.9 million. Inventory (primarily new vehicle inventory) and related floor plan liability (trade and non-trade) increased due to inventory that was purchased with the expectation of higher sales in 2004, which did not materialize. Sales of new vehicles actually decreased $12.7 million in 2004 from the 2003 period, resulting in an increase in new vehicle inventory at December 31, 2004 due to the higher purchasing level. Net cash used in investing activities of $2.1 million is due to capital expenditures of $2.1 million and is primarily due to the Brattleboro, VT building purchased in June 2004 for $1.5 million. Net cash provided by financing activities of $2.0 million is due to:
(i) the net change (increase) in non-trade floor plan notes payable of $2.6 million (which increased due to a similar change in related inventory, see operating activities), (ii) proceeds from long-term borrowings of $1.4 million and (iii) exercise of warrants of $0.26 million; partially offset by principal payments of long-term debt and capital lease obligations of $2.2 million. The long-term borrowings were used to acquire the Brattleboro, VT building discussed above.

      For the year ended December 31, 2003, net cash provided from operations of $5.8 million is primarily due to: (i) net income of $2.4 million plus non-cash items of $0.5 million (totaling $2.9 million), (ii) the decrease in inventory $2.3 million, (iii) a decrease in floor plan liability - trade of $1.0 million and (iv) increases in accounts payable and accrued expenses of $0.7 million. Partially offsetting this were increases in accounts receivable of $1.1 million. The decrease in inventory of $2.3 million was greater than the related decrease in floor plan notes payable (trade and non-trade) of $0.5 million due to the timing of floor plan payoffs. Net cash provided by investing activities of $0.1 million is primarily due the proceeds from the sale of a Chrysler/Jeep Sales and Service Franchise of $0.9 million, partially offset by capital expenditures of $0.8 million. Net cash used in financing activities of $3.9 million is primarily due to (i) the net change (decrease) in non-trade floor plan notes payable of $1.5 million (see operating activities) and (ii) principal payments of long-term debt and capital lease obligations of $2.5 million; partially offset by proceeds from long-term borrowing of $0.1 million.

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

      Revenue Recognition

      Revenues for vehicle and parts sales are recognized upon delivery to or acceptance by the customer. Revenues for vehicle service are recognized when the service has been completed. Sales discounts and service coupons are accounted for as a reduction to the sales price at the point of sale. Manufacturer incentives and rebates are not recognized until earned in accordance with respective manufacturers incentive programs. See Note 13 to the consolidated financial statements for effect of EITF 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor".

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

Floor Plan Financing

      See Note 7 to the consolidated financial statements.

Other Indebtedness

      In addition to floor plan financing, Hometown has long-term debt and capital lease obligations of $13.7 million, which is primarily attributable to real estate mortgage notes payable of $7.4 million due in monthly installments including interest at 10.0% that matures in May 2014, real estate capital lease obligations of $4.3 million due in monthly installments including interest at 10.0% that matures in December 2013, real estate mortgage note payable of $1.0 million including interest at 7.0% through May 2009 at which time the terms of the loan will be renegotiated, and capital lease obligations on rental vehicles of $0.9 million due in monthly installments including interest ranging from 3.8% to 5.5% that matures through April 2012. See Notes 8, 9 and 14 to the consolidated financial statements.

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

      As  of  December  31,  2004,   Hometown  has  the  following   contractual
obligations:

                                 Total   Less than 1-3 years 3-5 years More than
                                          1 year                        5 years
                                                 (In thousands)
                                -------   -------   -------   -------   -------

Floor Plan - trade              $17,382   $17,382        --        --        --
Floor Plan - non-trade          $25,092   $25,092        --        --        --
Long term debt and capital
lease obligations
                                $14,126   $ 5,505   $ 1,810   $ 1,634   $ 5,177
Operating leases:
        Third parties           $ 1,172   $   452   $   504   $   216   $    --
              Related parties   $ 5,851   $   831   $ 1,250   $ 1,250   $ 2,520
Interest                        $10,827   $ 5,663   $ 1,781   $ 1,489   $ 1,894
                                -------   -------   -------   -------   -------
Total                           $74,450   $54,925   $ 5,345   $ 4,589   $ 9,591
                                =======   =======   =======   =======   =======

Company Guarantees

      See Note 15 to the consolidated financial statements.

Company Warranties

      See Note 15 to the consolidated financial statements.

Franchise Agreements

      See Note 15 to the consolidated financial statements.

Acquisitions and Dispositions

      See Note 18 to the consolidated financial statements.

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

Litigation

      See Item 3. - Legal Proceedings and Note 15 to the consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts outstanding (trade and non-trade) at December 31, 2004 of $42.5 million, a 1% change in the borrowing rate would result in a $0.4 million change to annual floor plan interest expense.

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

New Accounting Pronouncements

      See Note 3 to the consolidated financial statements.

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

         The executive officers and directors of Hometown and their respective ages as of March 22, 2005 are as follows:

Name                                    Age      Position                                           Director Since
----                                    ---      --------                                           --------------
Corey Shaker                            47       President,   Chief  Operating  Officer,   Chief         1997
                                                 Executive Officer and Director
William C. Muller Jr.                   53       Regional  Vice  President - South  Division and         1997
                                                 Director
Steven Shaker                           36       Regional Vice President - North Division           Not a director
Joseph Shaker                           37       Regional  Vice  President - East  Division  and         1997
                                                 Director
Charles F. Schwartz                     49       Chief Financial Officer                            Not a director
Bernard J. Dzinski, Jr. *               41       Director                                                2003
Steven A. Fournier *                    50       Director                                                2002
H. Dennis Lauzon                        56       Director                                                2002
Timothy C. Moynahan *                   65       Director                                                2002
--------------
*Member of Audit, Compensation and Nominating/Governance Committees

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

                                                    COMPENSATION TABLE
   -----------------------------------------------------------------------------------------------------------------

                                                                 Annual Compensation
                                   ---------------------------------------------------------------------------------
                                     Fiscal Annual                                           Other         Option
   Name and Principal Position     Year Compensation      $ Salary          Bonus (1)         (2)          Grants
   ----------------------------    ------------------    -----------        -----------    ----------     ----------

   Corey E. Shaker,                      2004             257,500             35,168        18,202            -
   President and Chief                   2003             250,000             66,923        16,073            -
   Executive Officer                     2002             250,000               -            6,840        50,000

   William C. Muller, Jr.                2004             215,000           134,346         20,046            -
   Regional Vice                         2003             215,000           155,319         17,384            -
   President-South Division              2002             200,000           101,844           9,673           -


   Steven Shaker,                        2004             150,000    (3)        -            5,745            -
   Regional Vice                         2003             125,000               -            3,542            -
   President-North Division              2002             125,000             1,325          2,600            -


   Joseph Shaker,                        2004             200,000               -           10,600            -
   Regional Vice                         2003             200,000             53,461        10,400            -
   President-East Division               2002             196,350               -             8,000           -

   Charles F. Schwartz,                  2004             195,000             33,034         5,970            -
   Chief Financial Officer               2003             180,000             39,385         5,402         50,000
   and Secretary                         2002             160,000             20,000         1,749            -
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

OPTION GRANTS IN LAST FISCAL YEAR

NONE

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

     The following table summarizes options exercised during fiscal 2004 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

                                                                       Number of Securities
                                                                            Underlying                 Value of Unexercised
                                                                      Unexercised Options at          In-the-Money Options at
                                                                          Fiscal Year-End                 Fiscal Year-End
                                 Acquired on         Value                Exercisable (E)                 Exercisable (E)
 Name                             Exercise          Realized             Unexercisable (U)               Unexercisable (U)
 ---------------------------    --------------    -------------    ------------------------------    --------------------------

 Corey E. Shaker                    ----              ----                     83,333 E                      $11,000 E
 President and Chief                                                           16,667 U                      $ 5,500 U
 Executive Officer

 William C. Muller, Jr.             ----              ----                     30,000  E                         $ 0 E
 Regional Vice President -                                                          -  U                         $ 0 U
 South

 Steven Shaker                      ----              ----                      30,000 E                         $ 0 E
 Regional Vice President -                                                           - U                         $ 0 U
 North

 Charles F. Schwartz,               ----              ----                      66,666 E                     $14,333 E
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

                                  [LINE CHART]

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

                                         Common Stock Beneficially        % of Outstanding Equity        % of
Name of Beneficial Owner                           Owned                           Owned               Aggregate
                                         ----------------------------    -------------------------    voting Power
                                           Class         Class            Class    Class                 of all
                                             A              B               A        B      Total        Classes
                                         ---------      ---------         ------   ------   ------       -------
Officers and Directors
Corey E. Shaker                            220,214        265,080           5.55    10.28     7.41         9.65
William C. Muller, Jr.                     392,000        761,752          10.05    29.53    17.81        26.97
Steven Shaker                              145,142        206,424           3.72     8.00     5.43         7.44
Joseph Shaker                              147,826        321,812           3.82    12.48     7.28        11.35
Charles F. Schwartz                         83,333             --           2.11       --     1.28           **
Bernard J. Dzinski Jr.                      20,834             --             **       --       **           **
Steven A. Fournier                          35,001             --             **       --       **           **
H. Dennis Lauzon                            15,834             --             **       --       **           **
Timothy C. Moynahan                         35,001             --             **       --       **           **
All Directors, and Executive
Officers as a group (9 persons)          1,095,185      1,555,068          25.95     60.29    38.98         55.46

5% Beneficial Owners
Janet Shaker                                71,428        227,668           1.85      8.83     4.64          7.92
Paul Shaker                                     --        218,268             --      8.46     3.38          7.36
Edward D. Shaker                           124,642        206,612           3.21      8.01     5.12          7.38
Edward Shaker                              125,842        175,404           3.25      6.80     4.67          6.34
Richard Shaker                             131,642        175,404           3.39      6.80     4.75          6.35
Steven N. Bronson                          361,817             --           9.35        --     5.61          1.22
Louis Meade                                200,000             --           5.17        --     3.10            **

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

      In February 1998, as further amended in August 2002, in order to attract and retain persons necessary for the success of Hometown, Hometown adopted its 1998 Stock Option Plan covering up to 830,000 shares of Class A Common Stock. See Note 17 to the consolidated financial statements.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    Exhibits:
       No.        Description
    ---------     -----------

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

  (3)14.1 Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

  (3)14.2         Code of Business Conduct and Ethics

     21.1         Subsidiaries of the Registrant

  (4)31.1         Chief Executive  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (4)31.2         Chief Financial  Officer  Certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (4)32.1         Chief Executive Officer Certification

  (4)32.2         Chief Financial Officer Certification

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on September 20, 2005 on its behalf by the undersigned, thereunto duly authorized.

                                               Hometown Auto Retailers, Inc.

                                               By: /s/ Corey Shaker
                                               ---------------------------------
                                               Corey Shaker, President and Chief
                                               Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Corey Shaker
--------------------------
Corey Shaker                              President, Chief Executive Officer and
                                          Director

/s/ Charles F. Schwartz
--------------------------
Charles F. Schwartz                       Chief Financial Officer

/s/ Bernard J. Dzinski, Jr.
--------------------------
Bernard J. Dzinski, Jr.                   Director

/s/ Steven A. Fournier
--------------------------
Steven A. Fournier                        Director

/s/ H. Dennis Lauzon
--------------------------
H. Dennis Lauzon Director                 Director

/s/ Timothy C. Moynahan
--------------------------
Timothy C. Moynahan                       Director

/s/ William C. Muller, Jr.
--------------------------
William C. Muller, Jr.                    Director

/s/ Joseph Shaker
--------------------------
Joseph Shaker                             Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

Reports of Independent Registered Public Accounting Firm                    F-2

Financial Statements:

         Consolidated Balance Sheets as of
          December 31, 2004 and 2003 (Restated)                             F-3

         Consolidated Statements of Operations for each of the
          three years in the period ended December 31, 2004                 F-4

         Consolidated Statements of Stockholders' Equity for
          each of the three years in the period ended
          December 31, 2004                                                 F-5

         Consolidated Statements of Cash Flows for each of the
          three years in the period ended December 31, 2004 (Restated)      F-6

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

      As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.

      As discussed in Note 2 to the consolidated financial statements, the Company restated the balance sheets as of December 31, 2004 and 2003 and the related consolidated statement of cash flows for each of the three years in the period then ended.

New York, New York                                         /s/ BDO Seidman, LLP
March 9, 2005, except for Notes 2 and 7,                       BDO Seidman, LLP
As to which the date is September 13, 2005

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                             December 31,
                                                                        --------------------
                                    ASSETS                                2004       2003
                                                                       (Restated) (Restated)
                                                                        --------    --------
Current Assets:
   Cash and cash equivalents                                            $  6,101    $  5,639
   Accounts receivable, net                                                5,081       6,058
   Inventories, net                                                       43,440      37,774
   Prepaid expenses and other current assets                                 634         625
   Deferred and prepaid income taxes                                       1,464       1,349
                                                                        --------    --------
      Total current assets                                                56,720      51,445

Property and equipment, net                                               13,854      12,678
Other assets                                                               3,649       1,141
                                                                        --------    --------
      Total assets                                                      $ 74,223    $ 65,264
                                                                        ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable - trade                                     $ 17,382    $ 15,469
   Floor plan notes payable - non-trade                                   25,092      22,534
   Accounts payable and accrued expenses                                   5,106       5,798
   Current maturities of long-term debt and capital lease obligations      5,505         996
   Deferred revenue                                                          735         609
                                                                        --------    --------
      Total current liabilities                                           53,820      45,406

Long-term debt and capital lease obligations                               8,621      12,076
Long-term deferred income taxes                                              123         125
Other long-term liabilities and deferred revenue                             726         729
                                                                        --------    --------
       Total liabilities                                                  63,290      58,336

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.001 par value, 2,000,000 shares
    authorized, no shares issued and outstanding                              --          --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,870,137 and 3,655,853 shares issued and outstanding,
   respectively                                                                4           4
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,519,252 shares issued and
outstanding,
   respectively                                                                3           3
   Additional paid-in capital                                             30,017      29,760
   Accumulated deficit                                                   (19,091)    (22,839)
                                                                        --------    --------
      Total stockholders' equity                                          10,933       6,928
                                                                        --------    --------
      Total liabilities and stockholders' equity                        $ 74,223    $ 65,264
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
                               ========   ========   ========    ========    ========   ========    ========

               The accompanying notes are an integral part of these consolidated financial statements

                                          HOMETOWN AUTO RETAILERS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                          For the Years Ended December 31,
                                                                           2004        2003         2002
                                                                        (Restated)  (Restated)   (Restated)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $   3,748    $   2,378    $ (22,932)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities -
   Cumulative effect of accounting change                                      --           --       23,708
   Depreciation and amortization                                            1,269        1,328        1,330
   Impairment of assets                                                        --           --          150
   (Gain) loss on sale/disposal of sales and service and
         property and equipment                                                 8         (939)          --
   Deferred income taxes                                                   (2,288)         120          315
   Changes in assets and liabilities:
     Accounts receivable, net                                                 977       (1,127)         768
     Inventories, net                                                      (4,481)       2,335       (5,330)
     Prepaid expenses and other current assets                                 (9)        (133)         134
     Prepaid taxes                                                            (41)          47           (6)
     Other assets                                                              44           43          172
     Floor plan notes payable - trade                                       1,913        1,034        3,034
     Accounts payable and accrued expenses                                   (692)         733       (1,038)
     Deferred revenue - current                                               126           21          112
     Other long term liabilities and deferred revenue                          (3)         (14)         (56)
                                                                        ---------    ---------    ---------
   Net cash provided by operating activities                                  571        5,826          361
                                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                 (2,121)        (810)      (2,439)
   Proceeds from sale of sales and service franchise and
        property and equipment                                                 --          942           --
                                                                        ---------    ---------    ---------

   Net cash provided by (used in) investing activities                     (2,121)         132       (2,439)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from floor plan notes payable - non-trade                     163,361      177,160      174,605
   Payment of floor plan notes payable - non-trade                       (160,803)    (178,713)    (171,580)
   Proceeds from long-term borrowings                                       1,418           74           61
   Principal payments of long-term debt and capital lease obligations      (2,221)      (2,464)      (1,860)
   Exercise of warrants                                                       257           --           --
   Issuance of common stock and warrants                                       --           --           30
                                                                        ---------    ---------    ---------
   Net cash provided by (used in) financing activities                      2,012       (3,943)       1,256

Net increase (decrease) in cash and cash equivalents                          462        2,015         (822)


CASH AND CASH EQUIVALENTS, beginning of period                              5,639        3,624        4,446
                                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                $   6,101    $   5,639    $   3,624
                                                                        =========    =========    =========

 Cash paid for - Interest                                               $   3,233    $   3,087    $   3,331

 Cash paid for - Taxes                                                  $     259    $     366    $     264

 Purchases financed by capital lease obligations                        $   1,430    $   1,239    $   1,386

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

2.    RESTATEMENT

      Hometown has restated its Balance Sheets and Statements of Cash Flows in this Annual Report on Form 10-K/A for the year ended December 31, 2004. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification is to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. This reclassification is being done to comply with guidance under SFAS 95, "Statement of Cash Flows", which states that payments to suppliers should be classified as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7.


(in thousands)                                         Year ended                    Year ended
                                                   December 31, 2004              December 31, 2003
                                              ----------------------------  ----------------------------
                                                 Previously       Restated      Previously       Restated
                                                   Reported                       Reported
                                              -------------  -------------  -------------   -------------

Balance Sheets:

Floor plan notes payable - trade                   $ 42,474       $ 17,382        $ 38,003       $ 15,469
Floor plan notes payable - non- trade                 $   -       $ 25,092           $   -       $ 22,534


(in thousands)                       Year ended                Year ended                 Year ended
                                  December 31, 2004         December 31, 2003         December 31, 2002
                              ------------------------   -----------------------   -----------------------
                              Previously     Restated    Previously    Restated     Previously   Restated
                               Reported                   Reported                  Reported
                              ----------    ----------   ----------   ----------   ----------   ----------
Statements of Cash Flows:
Floor plan notes payable -
   trade                       $   4,471    $   1,913    $    (519)   $   1,034    $   6,059    $   3,034
Net cash provided by
   operating activities        $   3,129    $     571    $   4,273    $   5,826    $   3,386    $     361

Proceeds from floor plan
   notes payable - non-trade   $      --    $ 163,361    $      --    $ 177,160           --    $ 174,605
Payment of floor plan
   notes payable - non-trade   $      --    $(160,803)   $      --    $(178,713)          --    $(171,580)
Net cash provided by (used
   in) financing activities    $    (546)   $   2,012    $  (2,390)   $  (3,943)   $  (1,769)   $   1,256


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Each Manufacturers franchise agreement contains provisions which may limit, without the consent of the applicable manufacturer, changes in dealership management and ownership, place certain restrictions on the dealership (such as minimum working capital requirements) and provide for termination of the franchise agreement by the manufacturer in certain instances. See Note 15.

      Revenue Recognition

      Revenues for vehicle and parts sales are recognized upon delivery to or acceptance by the customer. Revenues for vehicle service are recognized when the service has been completed. Sales discounts and service coupons are accounted for as a reduction to the sales price at the point of sale. Manufacturer incentives and rebates are not recognized until earned in accordance with respective manufacturers incentive programs. See Note 13 for effect of EITF 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor".

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

      Company Guarantees

      Hometown may guaranty or partially guaranty loans advanced by financial institutions to certain customers. It is Hometown's policy to provide reserves for potential future default losses based on available historical information. Hometown guarantees certain mortgage debt obligations of the lessor, related to two dealership leases. See Notes 8, 9 and 15.

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

      Impairment of Long-lived Assets

      Hometown periodically reviews long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. Hometown considers relevant cash flow, management's strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, Hometown compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates an impairment, the carrying amount would then be compared to the fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. The difference would be recorded as an impairment of assets. Hometown recorded an asset impairment charge for assets that were held for sale of $150,000 for the year ended December 31, 2002. See Notes 4 and 5. Hometown does not believe any other impairment exists based on this methodology.

      Income Taxes

      Hometown accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 12.

      Interest Expense

      Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer's cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance is recorded as a reduction of cost of sales when the vehicle is sold. See Note 7.

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

      Advertising and Promotion

      Hometown expenses advertising and promotion as incurred. Automobile Manufacturers periodically provide advertising assistance, or subsidies. In accordance with EITF Issue No. 02-16, this is recorded as a reduction of the dealer's advertising expense if directly related to the performance of advertising in accordance with manufacturer guidelines or as a reduction of cost of sales upon sale of the vehicle. See Note 13.

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

      Earnings (loss) per Share

      "Basic earnings (loss) per share" represents net income (loss) divided by the weighted average shares outstanding. "Diluted earnings (loss) per share" represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See
Note 11.

      Stock-based Compensation

      At December 31, 2004, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan") that is described more fully in Note 17. As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                         Year Ended December 31,
                                                     2004       2003          2002
                                                            (in thousands)
                                                  ----------  ---------    ----------
Net income (loss), as reported                    $    3,748  $   2,378    $  (22,932)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects (1)           (23)       (35)          (28)
                                                  ----------  ---------    ----------
Pro forma net income (loss)                       $    3,725  $   2,343    $  (22,960)
                                                  ==========  =========    ==========
Earnings (loss) per share:
Basic, as reported                                $     0.51  $    0.33    $    (3.20)
Basic, pro forma                                  $     0.51  $    0.33    $    (3.20)

Diluted, as reported                              $     0.50  $    0.33    $    (3.20)
Diluted, pro forma                                $     0.50  $    0.32    $    (3.20)

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

      New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) ("Revised Interpretations") delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R) Hometown has evaluated its variable interests to determine whether they are in fact VIE's and whether Hometown was the primary beneficiary of the VIE. This evaluation resulted in determining that Hometown has a VIE with a related party, whereby Hometown guarantees the mortgage debt of the company. See Notes 10 and 15. The adoption of this interpretation did not have a material effect on Hometown's financial statements.

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

      Inventories, net consist of the following:

                               12/31/04  12/31/03
                                 (in thousands)
                                ------   ------

New Vehicles                   $33,616   $28,420
Used Vehicles                    7,761     7,255
Parts, accessories and other     2,063     2,099
                               -------   -------
   Total Inventories           $43,440   $37,774
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

5.    PROPERTY AND EQUIPMENT, NET

      Property and equipment consist of the following:

                                                           Lives in Years          12/31/04      12/31/03
                                                                                        (in thousands)
                                                           ----------------      ----------   -----------
  Land                                                              -                $4,246        $4,246
  Land improvements                                             15 to 21                 84            84
  Buildings and leasehold improvements    (1)                   7 to 31.5            12,101        10,262
  Machinery, equipment, furniture and fixtures                   3 to 10              3,321         3,272
  Vehicles                                                       2 to 3                 171           184
  Construction in progress                                                              224           128
                                                                                 ----------    ----------
     Sub-total                                                                       20,147        18,176
  Less - accumulated depreciation and amortization                                  (6,293)       (5,498)
                                                                                 ----------    ----------
     Total                                                                         $ 13,854      $ 12,678
                                                                                     ======        ======

(1)   Shorter of estimated useful life or lease term.

      Included in buildings and leasehold improvements are capital leases for two dealerships totaling $5,180,000 for the years ended December 31, 2004 and 2003 which are leased from related parties. See Notes 9, 10 and 14. Hometown begins depreciating assets once the asset is placed in service. Depreciation and amortization expense for property and equipment for the years ended December 31, 2004, 2003 and 2002 was $932,000, $944,000 and $943,000 respectively.

      In June 2004, Hometown exercised an option to buy the building leased by its Brattleboro, VT dealership. The purchase price was $1.5 million plus closing costs. The purchase was financed by a bank loan and a note held by the seller. See Note 8.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

      During 2002, Hometown completed its goodwill impairment testing which resulted in Hometown recording a one-time, non-cash charge of approximately $23.7 million to write-off the carrying value of goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended December 31, 2002. Approximately $9.6 million of this charge is tax deductible, resulting in a deferred tax benefit of approximately $3.8 million against which a full valuation allowance was recorded. Hometown has subsequently reduced its valuation allowance. See Note 12.

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

      As of December 31, 2004 and 2003, the Company's intangible assets consisted of the following:

                              12/31/04      12/31/03
                                  (in thousands)
                             ---------     ---------

Deferred finance charges       $ 272        $ 267
Accumulated amortization        (121)         (98)
Non-compete agreement            381          381
Accumulated amortization        (333)        (270)
Franchise fee                     10           10
Accumulated amortization          (3)          (1)
                               -----        -----
   Net intangible assets (a)   $ 206        $ 289
                               =====        =====

      (a) These assets are included in Other Assets in the consolidated financial statements

      Aggregate Amortization Expense of Intangible Assets for the years ended December 2004, 2003 and 2002 is $87,000, $85,000 and $85,000, respectively.

Estimated Amortization Expense of Intangible Assets, in thousands:

For the year ended 12/31/05                 $71
For the year ended 12/31/06                 $23
For the year ended 12/31/07                 $18
For the year ended 12/31/08                 $15
For the year ended 12/31/09                 $14

7.    FLOOR PLAN NOTES PAYABLE AND INTEREST EXPENSE

                                      12/31/04  12/31/03
                                        (in thousands)
                                       -------   -------
Floor plan notes payable - trade       $17,382   $15,469
                                       =======   =======
Floor plan notes payable - non-trade   $25,092   $22,534
                                       =======   =======
Floor plan interest expense            $ 1,877   $ 1,632
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

      The Statement of Cash Flows reflects  changes in "floor plan notes payable
- trade" as a cash operating activity and the changes in "floor plan notes payable - non-trade" as a cash financing activity.

      As of December 31, 2004 Hometown's floor plan liability (trade and non-trade) with FMCC is $42.5 million. The FMCC agreement has no set maturity date and it is the intention of Hometown to continue with this financing on an ongoing basis.

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

8.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                     12/31/04         12/31/03
                                                                                           (in thousands)
                                                                                  -----------      -----------
  Real estate  mortgage notes payable,  due in monthly  installments  including
  interest at 10.0%, maturing May 2014.                                                $7,447           $7,872
  Real estate capital lease obligations,  due in monthly installments including
  interest at 10.0%, maturing December 2013. See Note 9.                                4,335            4,163
  Real estate mortgage note payable.                                      (b)           1,025                -
  Capital lease  obligations on rental  vehicles,  due in monthly  installments including  interest  ranging  from 3.8% to 5.5%,  maturing  on various  dates
  through April 2012. See Note 9.                                                         892              811
  Real estate  mortgage note  payable,  due in monthly  installments  including
  interest  at  10.5%,   maturing  April  2007.  Note  partially  finances  the
  Brattleboro building purchase. See Note 5.                                              241                -
  Notes  payable  on rental  vehicles,  due in monthly  installments  including
  interest of 6.5%, maturing December 2005.                                                48               96
  Various due in monthly  installments  including interest ranging from 5.3% to
  15.6%, maturing on various dates through October 2009.                                  138              130
                                                                                       ------          -------
                                                                                       14,126           13,072
  Less: Current portion                                                                 5,505              996
                                                                                       ------          -------
  Total Long Term Debt and Capital Lease Obligations         (a)                       $8,621          $12,076
                                                                                       ======          =======

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

      (b) Mortgage  partially  financing the Brattleboro  building purchase (See
      Note 5) has an interest rate of 7.0% through May 2009 and is variable thereafter. The monthly payments are sufficient to amortize the loan over a 15-year period. After 10 years, May 2014, the terms of the bank loan will be renegotiated.

      Maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows:

                                              Year ending          Aggregate
                                              December 31,         Obligation
                                                                 (in thousands)
                                            ----------------     -------------
                                                  2005              $ 5,505
                                                  2006                  905
                                                  2007                  905
                                                  2008                  851
                                                  2009                  783
                                               Thereafter             5,177
                                                                    -------
                                                 Total              $14,126
                                                                    =======

9.    CAPITAL LEASES

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
                                                         =======    =======

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

                                  Year ending                                          Minimum Lease
                                  December 31,                                           Payments
                                                                                      (in thousands)
                                ----------------                                      --------------
                                      2005                                                  $ 1,155
                                      2006                                                    1,155
                                      2007                                                    1,155
                                      2008                                                    1,085
                                      2009                                                      910
                                   Thereafter                                                 3,990
                                                                                      -------------
    Total minimum lease payments                                                              9,450
    Less:  Amount representing estimated executory costs, included in total
    minimum lease payments                                                                    (226)
                                                                                      -------------
    Net minimum lease payments                                                                9,224
    Less:  Amount representing interest                                                     (3,997)
                                                                                      -------------
    Present value of net minimum lease payments *                                           $ 5,227
                                                                                      =============

    * Reflected in the balance sheet as current and non-current obligations under capital leases of $491 and $4,736, respectively.

10.   RELATED PARTY TRANSACTIONS

      Leases

      Certain officers of Hometown lease to the dealerships the premises under various leases, two of which are classified as capital leases. See Notes 5, 9 and 14. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. Hometown recorded the lease as a capital lease. As of December 31, 2004 the mortgage debt balance is $4.3 million, which equals the capital lease obligation. Hometown makes annual lease payments of $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013.

11.   CAPITAL STRUCTURE AND PER SHARE DATA

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

      The basic and diluted income per share for the year ended December 31, 2004 is $0.51 and $0.50, respectively, including $0.38 and $0.37 respectively, resulting from a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and net operating losses. See Note 12. The basic and diluted income per share for the year ended December 31, 2003 is $0.33 including $0.09 resulting from a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and $0.08 resulting from a gain on the sale of a Chrysler/Jeep Sales and Service Franchise in June 2003. The basic and diluted
(loss) per share for the year ended December 31, 2002 is $(3.20), which includes basic and diluted income per share before cumulative effect of accounting change of $0.10 and basic and diluted (loss) per share for a cumulative effect of accounting change of $(3.30), resulting from the goodwill impairment charge associated with the implementation of SFAS 142. See Note 6 to the consolidated financial statements for the effect of recognition of an impairment of the carrying value of its goodwill in 2002, in accordance with SFAS 142.

12.      INCOME TAXES

                                       12/31/04  12/31/03    12/31/02
                                               (in thousands)
                                       -------    -------    -------
Federal:
    Current                            $   (31)   $    60    $    --
    Deferred                            (1,977)       205        428
State:
    Current                                223        347         19
    Deferred                              (311)       (85)        24
                                       -------    -------    -------
Provision (Benefit) for Income Taxes   $(2,096)   $   527    $   471
                                       =======    =======    =======

      Actual income tax expense (benefit) differs from income tax expense computed by applying a U.S. federal statutory corporate tax rate of 34% to income before income taxes as follows:

                                                             12/31/04         12/31/03          12/31/02
                                                            --------         --------          --------

       Provision at the statutory rate                          34.0%            34.0%             34.0%
       Increase (decrease) resulting from:
          State income tax, net of benefit for
             Federal deduction                                 (3.5%)             6.0%              2.3%
          Change in valuation allowance (a)                  (150.7%)          (15.5%)                -
          Adjustment for prior year over accruals              (6.8%)           (6.3%)                -
          Other                                                  0.1%           (0.1%)              1.5%
                                                            --------         --------          --------
       Effective tax rate                                     (126.9%)           18.1%             37.8%
                                                            =========        ========          ========


      Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                                   12/31/04         12/31/03
                                                                        (in thousands)
                                                                 ----------        ----------
         Deferred income taxes and taxes receivable  -
         short-term:
         Tax assets related to goodwill                               $ 181            $   -
         Current net operating loss carryforward       (c)              354              162
         Reserves and accruals not deductible until paid                538              887
         Tax on current portion of deferred revenue                     294              244
         Tax prepayments and prior year overpayments                     97               56
                                                                 ----------         --------
                                 Total                               $1,464          $ 1,349
                                                                 ==========         ========

         Deferred tax assets - long-term:              (b)
         Tax assets related to goodwill                              $2,199           $2,643
         Net operating loss carryforward               (c)            1,159              999
         Tax on long term portion of deferred revenue                   290              291
         Deferred tax on capital leases treated as operating
         leases for tax purposes                                        353              321
         Other                                                           74               98
         Valuation allowance                           (a)           (1,153)          (3,642)
                                                                 ----------        ---------
                                 Total                               $2,922            $ 710
                                                                 ==========        =========

                                          12/31/04   12/31/03
                                             (in thousands)
                                          --------   --------
Deferred tax liabilities - long-term:
Depreciation                              $  (123)   $  (125)
                                          -------    -------
                                  Total   $  (123)   $  (125)
                                          =======    =======

Net deferred tax  assets - short term     $ 1,367    $ 1,293
Net deferred tax  assets - long term        3,952      4,227
Valuation allowance on long-term assets    (1,153)    (3,642)
                                          -------    -------
Net deferred tax asset                    $ 4,166    $ 1,878
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

14.   OPERATING LEASES

      Hometown has executed leases for the premises occupied by its dealerships. Certain of the leases are with related parties. Hometown also has operating leases relating to its data processing equipment. The minimum rental commitments required under these operating leases after December 31, 2004 are as follows:

    Year ending December 31,  Total Obligation   Related Parties       Other
                                                  (in thousands)
    ------------------------  ----------------   ---------------    ----------
    2005                                $1,391             $ 939         $ 452
    2006                                 1,021               733           288
    2007                                   949               733           216
    2008                                   949               733           216
    2009                                   733               733             -
    Thereafter                           2,952             2,952             -
                                      --------          --------      --------
    Total (1)                           $7,995            $6,823        $1,172
                                      ========          ========      ========

      (1) Minimum rental commitments have not been reduced by minimum sub-lease rentals of $20,000 per year, expiring November 2005.

      Total expense for operating leases and rental agreements was $1,859,000, $1,851,000 and $1,938,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Rental expense for the years ended December 31, 2004, 2003 and 2002, does not include sub-lease income received of $20,000, $3,000 and $93,000, respectively.

      Total expense for operating leases and rental agreements with related parties was $1,149,000, $912,000 and $912,000 for the years ending December 31, 2004, 2003 and 2002, respectively.

15.   COMMITMENTS AND CONTINGENCIES

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

      The receipt of the Hometown stock will be recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and will be shown as a reduction of Stockholders' Equity. The assets and liabilities being transferred to the Vergopias will be recorded as a reduction of those accounts at book value. If the fair market value of Hometown stock exceeds the net book value of the assets being transferred, a gain will result from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 6.

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

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. Hometown recorded the lease as a capital lease. As of December 31, 2004 the mortgage debt balance is $4.3 million, which agrees to the capital lease obligation. Hometown makes annual lease payments of $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. See Notes 8 and 9 to the consolidated financial statements.

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

                                     Balance At        Additions To Costs
                                  Beginning of Year       and Expenses                         Balance At
    Reserve for Policy Work                                                    Deductions     End of Year
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

      Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales in Connecticut dealerships discussed in Note 3 - Finance, Insurance and Service Contract Income Recognition .

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

      The following tables summarizes information about stock option activity and amounts:

                                                                                          Weighted
                                                 Number of        Weighted Average      Average Fair
                                                  Shares          Price per Share           Value
                                              ---------------  ---------------------   ---------------

   Balance at December 31, 2001                   615,750              $ 4.17
   Options Granted                                120,000                 .51              $ 0.33
   Canceled                                       (25,000)               2.97
                                                ----------           ----------
   Balance at December 31, 2002                   710,750              $ 3.60
   Options Granted                                100,000                0.38              $ 0.27
   Canceled                                      (186,250)               7.47
                                                ----------           ----------
   Balance at December 31, 2003                   624,500              $ 1.93
   Options Granted                                 10,000                1.05              $ 0.67
   Canceled                                       (117,000)              5.79
                                                ----------           ----------
   Balance at December 31, 2004                   517,500              $ 1.04
                                                  ======               ======

   Exercisable at December 31, 2002               414,914              $ 5.26
                                                  ======               ======
   Exercisable at December 31, 2003               413,000              $ 2.45
                                                  ======               ======
   Exercisable at December 31, 2004               444,169              $ 1.13
                                                  ======               ======


                      Number of
     Range of          Options         Weighted      Weighted Average       Options
     Exercise      Outstanding at      Average        Exercise Price      Exercisable      Weighted Avg.
      Prices          12/31/04       RemainingLife      Per Share         at 12/31/04      Exercise Price
    -----------   ----------------   ------------  --------------------- ---------------  ----------------
   $0.34 to
   $0.65               220,000           3.96             $ 0.45             153,333           $ 0.47
   $0.68 to
   $1.50               198,750           2.80             $ 1.08            192,086            $ 1.09
   $2.25                98,750           1.38             $ 2.25              98,750           $ 2.25
                      --------       --------           --------            --------         --------
                       517,500           3.02             $ 1.04            444,169            $ 1.13
                      ========       ========           ========            ========         ========

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

      See Note 3 for impact of accounting for stock options using the fair value method of accounting according to SFAS 123.

18. OTHER INCOME / OTHER EXPENSE - SALE OF CHRYSLER/JEEP SALES AND SERVICE FRANCHISE

      The significant components of Other Income and Other Expense are:

                                            12/31/04     12/31/03     12/31/02
                                                      (in thousands)
                                            --------     --------     -------
Other Income:
Oldsmobile termination payment                $ 127        $  --        $  --
Gain on sale of Sales and Service Franchise      --          936           --
Insurance claim proceeds                         --            8           40
Other                                             8           12           12
                                              -----        -----        -----
Total Other Income                            $ 135        $ 956        $  52
                                              =====        =====        =====
Other Expense:
Impairment of Assets                          $  --        $  --        $(150)
Miscellaneous                                    (9)          (3)          (8)
                                              -----        -----        -----
Total Other Expense                           $  (9)       $  (3)       $(158)
                                              =====        =====        =====

      Hometown received $127,000 from General Motors Corp. related to the termination of the Oldsmobile product line, which was recorded in Other Income in Hometown's Consolidated Statement of Operations for the year ended December 31, 2004.

      On June 3, 2003 Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury, CT store for $950,000 in cash. The transaction resulted in Hometown recording a $936,000 gain on the sale and is included in Other Income in Hometown's Consolidated Statement of Operations for the year ended December 31, 2003. Hometown relocated its corporate offices to this location in January 2005. The lease for the property expires in 2013. Hometown wrote off the goodwill associated with this franchise in 2002. See Note 6.

      As of December 31, 2002, Hometown recorded a $150,000 asset impairment charge to write-down the asset to fair value for assets that are held for sale. See Notes 3 and 4. The impairment charge is included in Other Expense in Hometown's Consolidated Statements of Operations for the year ended December 31, 2002.

19.      UNAUDITED QUARTERLY FINANCIAL DATA

                      For the year ended December 31, 2004
                      (in thousands, except per share data)

                                      1st Qtr.       2nd Qtr.    3rd Qtr.    4th Qtr.(*)   Total Year
                                     ----------    ----------   ----------   ----------   -----------
Net Sales                            $   65,878    $   68,722   $   69,282   $  61,399    $   265,281
Gross profit                              9,520         9,631        9,752       9,071         37,974
Income before taxes                         140           319          781         412          1,652
                                     ----------    ----------   ----------   ----------   -----------
Net income                           $      102    $      233   $      570   $   2,843    $     3,748
                                     ----------    ----------   ----------   ----------   -----------

Per share information:
Earnings per share, basic            $     0.01    $     0.03   $     0.08   $    0.38    $      0.51
Earnings per share, diluted          $     0.01    $     0.03   $     0.08   $    0.38    $      0.50

Weighted average shares, basic          7,175.1       7,191.6      7,389.4     7,389.4        7,286.9
Weighted average shares, diluted        7,471.3       7,324.5      7,493.2     7,466.2        7,439.0

(*) The fourth quarter of 2004 contains a tax valuation adjustment of $2.5 million. See Note 12.

                      For the year ended December 31, 2003
                      (in thousands, except per share data)

                                       1st Qtr.      2nd Qtr.     3rd Qtr.     4th Qtr.   Total Year
                                     ----------    ----------   ----------   ----------   -----------
Net Sales                            $   60,320    $   78,103   $   78,180   $   63,174   $   279,777
Gross profit                              9,020        10,779       10,915        9,033        39,747
Income (loss) before taxes                 (187)        1,816        1,053          223         2,905
                                     ----------    ----------   ----------   ----------   -----------
Net income (loss)                    $     (121)   $    1,083   $      832   $      584   $     2,378
                                     ----------    ----------   ----------   ----------   -----------

Per share information:
Earnings (loss) per share, basic     $    (0.02)   $     0.15   $     0.12   $     0.08   $      0.33
Earnings (loss) per share, diluted   $    (0.02)   $     0.15   $     0.12   $     0.08   $      0.33

Weighted average shares, basic          7,175.1       7,175.1      7,175.1      7,175.1       7,175.1
Weighted average shares, diluted        7,175.1       7,175.1      7,212.1      7,299.7       7,215.5

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Shareholders and Directors of Hometown Auto Retailers, Inc.

      The audits referred to in our report dated March 9, 2005, except for Notes 2 and 7, as to which the date is September 13, 2005, relating to the consolidated financial statements of Hometown Auto Retailers, Inc., which is contained in Item 8 of this Form 10-K/A included the audits of the financial statement schedules for the years ended December 31, 2004, 2003 and 2002 listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

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


New York, New York                                          /s/ BDO Seidman, LLP
March 9, 2005                                                   BDO Seidman, LLP

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2004, 2003 and 2002

                                                Additions
                                   Balance at   charged to  Deductions,              Balance at
                                   Beginning    Costs and     net of      Other         End
Account Description                 of Year     Expenses    Write-offs  Adjustments   of Year
                                   ---------   ---------    ---------   ---------    ---------
Reserves for:
Finance contract charge-backs
    Year ended December 31, 2004   $ 190,000   $ 317,000    $(327,000)   $      --   $ 180,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2003   $ 162,000   $ 277,000    $(249,000)   $      --   $ 190,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2002   $ 113,000   $ 367,000    $(318,000)   $      --   $ 162,000
                                   =========   =========    =========    =========   =========

Insurance contract charge-backs
    Year ended December 31, 2004   $  35,000   $  34,000    $ (24,000)   $      --   $  45,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2003   $  35,000   $  14,000    $ (14,000)   $      --   $  35,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2002   $  23,000   $  37,000    $ (25,000)   $      --   $  35,000
                                   =========   =========    =========    =========   =========

Service contract charge-backs
    Year ended December 31, 2004   $ 285,000   $  12,000    $(107,000)   $      --   $ 190,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2003   $  96,000   $ 369,000    $(180,000)   $      --   $ 285,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2002   $ 134,000   $  47,000    $ (85,000)   $      --   $  96,000
                                   =========   =========    =========    =========   =========

Guarantees on finance contracts
    Year ended December 31, 2004   $  24,000   $ (21,000)   $  (3,000)   $      --           $
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2003   $  78,000   $ (21,000)   $ (33,000)   $      --   $  24,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2002   $ 377,000   $ (99,000)   $(200,000)   $      --   $  78,000
                                   =========   =========    =========    =========   =========

Policy work expenses
    Year ended December 31, 2004   $ 175,000   $ 955,000    $(922,000)   $      --   $ 208,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2003   $ 172,000   $ 785,000    $(782,000)   $      --   $ 175,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2002   $ 226,000   $ 800,000    $(854,000)   $      --   $ 172,000
                                   =========   =========    =========    =========   =========

Allowance for doubtful accounts
    Year ended December 31, 2004   $ 300,000   $  98,000    $(128,000)   $      --   $ 270,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2003   $ 207,000   $ 122,000    $ (29,000)   $      --   $ 300,000
                                   =========   =========    =========    =========   =========
    Year ended December 31, 2002   $ 250,000   $  76,000    $(119,000)   $      --   $ 207,000
                                   =========   =========    =========    =========   =========