Form 10-Q/A
period 2005-03-31
HOMETOWN AUTO RETAILERS INC
filed 2005-09-21
CIK 1061117

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                          Title                               Outstanding
      ------------------------------------------------       --------------
      Common Stock, Class A, par value $.001 per share         3,870,137
      Common Stock, Class B, par value $.001 per share         2,579,252

                                EXPLANATORY NOTE

      Hometown Auto Retailers, Inc. (the "Company" or "Hometown") is filing this Amendment No. 1 on Form 10-Q/A to amend our previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission (the "SEC") on May 16, 2005 (the "Original Filing").

      A discussion of the restatement is set forth in Note 2 to the Unaudited Consolidated Financial Statements and in Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations included in this Amendment No. 1 on Form 10-Q/A. Changes have also been made to the following items in this Amendment No. 1 on Form 10-Q/A as a result of the restatement.

o Item 1. Financial Statements and Supplementary Data, including the Notes to the Consolidated Financial Statements.

o Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

                                      INDEX

                                                                                       Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Balance Sheets at March 31, 2005 (Unaudited - Restated)
         and December 31, 2004 (Audited - Restated)                                      4
         Unaudited Consolidated Statements of Operations for the three months ended
         March 31, 2005 and 2004                                                         5
         Unaudited Consolidated Statements of Stockholders' Equity
         for the three months ended March 31, 2005 and 2004                              6
         Unaudited Consolidated Statements of Cash Flows for the three months ended
         March 31, 2005 and 2004 (Restated)                                              7
         Notes to Unaudited Consolidated Financial Statements                            8
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      16
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                     23
ITEM 4.  Controls and Procedures                                                        23

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                              24
ITEM 2.  Unregistered Sales Of Equity Securities and Use of Proceeds                    24
ITEM 3.  Defaults Upon Senior Securities                                                24
ITEM 4.  Submission of Matters to a Vote of Security Holders                            24
ITEM 5.  Other Information                                                              24
ITEM 6.  Exhibits                                                                       24

SIGNATURES                                                                              25

CERTIFICATIONS                                                                          26

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

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                         March 31,      December 31,
                                                 ASSETS                     2005           2004
                                                                         (Restated)      (Restated)
                                                                         (Unaudited)
                                                                        ------------    ------------
Current Assets:
   Cash and cash equivalents                                            $      5,336    $      6,101
   Accounts receivable, net                                                    6,320           5,081
   Inventories, net                                                           42,930          43,440
   Prepaid expenses and other current assets                                     745             634
   Deferred and prepaid income taxes                                           1,464           1,464
                                                                        ------------    ------------
     Total current assets                                                     56,795          56,720

Property and equipment, net                                                   13,663          13,854
Other assets                                                                   3,524           3,649
                                                                        ------------    ------------
     Total assets                                                       $     73,982    $     74,223
                                                                        ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable - trade                                     $     15,703    $     17,382
   Floor plan notes payable - non-trade                                       26,870          25,092
   Accounts payable and accrued expenses                                       5,750           5,106
   Current maturities of long-term debt and capital lease obligations          5,477           5,505
   Deferred revenue                                                              664             735
                                                                        ------------    ------------
     Total current liabilities                                                54,464          53,820

Long-term debt and capital lease obligations                                   8,521           8,621
Long-term deferred income taxes                                                  123             123
Other long-term liabilities and deferred revenue                                 716             726
                                                                        ------------    ------------
     Total liabilities                                                        63,824          63,290

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
   authorized, no shares issued and outstanding                                   --              --
   Common stock, Class A, $.001 par value, 12,000,000 shares
   authorized, 3,870,137 shares issued and outstanding                             4               4
   Common stock, Class B, $.001 par value, 3,760,000 shares
   authorized, 3,519,252 shares issued                                             3               3
   Additional paid-in capital                                                 30,017          30,017
   Accumulated deficit                                                       (18,823)        (19,091)
   Less: treasury stock, 940,000 Class B shares in 2005                       (1,043)             --
                                                                        ------------    ------------
     Total stockholders' equity                                               10,158          10,933
                                                                        ------------    ------------
     Total liabilities and stockholders' equity                         $     73,982    $     74,223
                                                                        ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                    For the Three Months
                                                       Ended March 31,
                                               --------------------------------
                                                    2005              2004
                                               --------------    --------------
Revenues
   New vehicle sales                           $       38,025    $       41,115
   Used vehicle sales                                  15,560            16,910
   Parts and service sales                              6,156             5,959
   Other, net                                           2,025             1,894
                                               --------------    --------------
      Total revenues                                   61,766            65,878

Cost of sales
   New vehicle                                         35,592            38,355
   Used vehicle                                        14,003            15,244
   Parts and service                                    2,865             2,759
                                               --------------    --------------
      Total cost of sales                              52,460            56,358
                                               --------------    --------------
      Gross profit                                      9,306             9,520

Selling, general and administrative expenses            8,009             8,648
                                               --------------    --------------
      Income from operations                            1,297               872

   Interest income                                         70                44
   Interest (expense)                                    (920)             (774)
   Other income                                             2                 2
   Other (expense)                                         --                (4)
                                               --------------    --------------

Pre-tax income                                            449               140
      Provision for income taxes                          181                38
                                               --------------    --------------
Net income                                     $          268    $          102
                                               ==============    ==============

Earnings per share, basic                      $         0.04    $         0.01
                                               ==============    ==============

Earnings per share, diluted                    $         0.04    $         0.01
                                               ==============    ==============

Weighted average shares outstanding, basic          7,086,500         7,175,105
Weighted average shares outstanding, diluted        7,210,990         7,471,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                           Class A                   Class B                          Retained
                         Common Stock              Common Stock         Additional     Earnings                      Total
                    -----------------------   -----------------------    Paid-in     (Accumulated   Treasury     Stockholders'
                      Shares       Amount       Shares       Amount      Capital       Deficit)       Stock         Equity
                    ----------   ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at
December 31, 2003        3,656   $        4        3,519   $        3   $   29,760    $  (22,839)   $       --    $    6,928
Net income                  --           --           --           --           --           102            --           102
                    ----------   ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at
March 31, 2004           3,656   $        4        3,519   $        3   $   29,760    $  (22,737)   $       --    $    7,030
                    ==========   ==========   ==========   ==========   ==========    ==========    ==========    ==========


Balance at
December 31, 2004        3,870   $        4        3,519   $        3   $   30,017    $  (19,091)   $       --    $   10,933
Net income                  --           --           --           --           --           268            --           268
Litigation
Settlement
(Note 9)                    --           --           --           --           --            --        (1,043)       (1,043)
                    ----------   ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at
March 31, 2005           3,870   $        4        3,519   $        3   $   30,017    $  (18,823)   $   (1,043)   $   10,158
                    ==========   ==========   ==========   ==========   ==========    ==========    ==========    ==========





The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      For the Three Months ended
                                                                               March 31,
                                                                        ------------------------
                                                                           2005          2004
                                                                        (Restated)    (Restated)
                                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $      268    $      102
Adjustments to reconcile net income to net cash
   provided by operating activities -
   Depreciation and amortization                                               335           311
   Loss on sale of fixed assets                                                 --             4
   Deferred income taxes                                                       181            38
   Changes in assets and liabilities:
      Accounts receivable, net                                              (1,239)         (667)
      Inventories, net                                                         562        (6,494)
      Prepaid expenses and other current assets                               (111)           (9)
      Prepaid taxes                                                            (32)          (90)
      Other assets                                                             (64)           11
      Floor plan notes payable - trade                                      (1,679)        3,758
      Accounts payable and accrued expenses                                   (399)          493
      Deferred revenue                                                         (71)         (142)
      Other long-term liabilities and deferred revenue                         (10)           79
                                                                        ----------    ----------
   Net cash (used in) operating activities                                  (2,259)       (2,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (57)          (94)
                                                                        ----------    ----------
   Net cash (used in) investing activities                                     (57)          (94)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from floor plan notes payable - non-trade                       39,637        42,159
   Payment of floor plan notes payable - non-trade                         (37,859)      (38,719)
   Principal payments of long-term debt and capital lease obligations         (452)         (560)
   Proceeds from long-term borrowings                                          225            --
                                                                        ----------    ----------
   Net cash provided by financing activities                                 1,551         2,880

Net increase (decrease) in cash and cash equivalents                          (765)          180
CASH AND CASH EQUIVALENTS, beginning of period                               6,101         5,639
                                                                        ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                                $    5,336    $    5,819
                                                                        ==========    ==========
 Cash paid for - Interest                                               $      897    $      770
 Cash paid for - Taxes                                                  $       32    $       90
 Purchases financed by capital lease obligations                        $      117    $      327


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

2.    RESTATEMENT

      Hometown has restated its Balance Sheets and Statements of Cash Flows in this Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification is to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. This reclassification is being done to comply with guidance under SFAS 95, "Statement of Cash Flows", which states that payments to suppliers should be classified as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7.

 (in thousands)                             Three months ended                Year ended
                                              March 31, 2005               December 31, 2004
                                        ---------------------------  ----------------------------
                                         Previously      Restated      Previously      Restated
                                          Reported                      Reported
                                        ------------   ------------   ------------   ------------
Balance Sheets:

Floor plan notes payable - trade        $     42,573   $     15,703   $     42,474   $     17,382
Floor plan notes payable - non- trade   $         --   $     26,870   $         --   $     25,092

 (in thousands)                                Three months ended               Three months ended
                                                  March 31, 2005                  March 31, 2004
                                           ----------------------------    ----------------------------
                                            Previously      Restated       Previously        Restated
                                             Reported                        Reported
                                           ------------    ------------    ------------    ------------
Statements of Cash Flows:

Floor plan notes payable - trade           $         99    $     (1,679)   $      7,198    $      3,758
Net cash provided by (used in) operating
activities                                 $       (481)   $     (2,259)   $        834    $     (2,606)

Proceeds from floor plan notes
   payable - non-trade                     $         --    $     39,637    $         --    $     42,159
Payment of floor plan notes
   payable - non-trade                     $         --    $    (37,859)   $         --    $    (38,719)
Net cash provided by (used in)
   financing activities                    $       (227)   $      1,551    $       (560)   $      2,880


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet (restated) as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, the consolidated statements of stockholders' equity and the consolidated statements of cash flows (restated) for the three months ended March 31, 2005 and 2004, are unaudited. The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, which are included in Hometown's filing of its amended annual report on Form 10-K/A Amendment No. 1.

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

                                                         Three Months Ended March 31,
                                                              2005          2004
                                                           ----------    ----------
                                                   (in thousands, except per share data)
Net income, as reported                                    $      268    $      102
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects (1)                                     (2)           (7)
                                                           ----------    ----------
Pro forma net income                                       $      266    $       95
                                                           ==========    ==========
Earnings per share:
Basic, as reported                                         $     0.04    $     0.01
Basic, pro forma                                           $     0.04    $     0.01

Diluted, as reported                                       $     0.04    $     0.01
Diluted, pro forma                                         $     0.04    $     0.01

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

                                   Three Months Ended March 31,

                                       2005           2004
                                   ------------   ------------

Basic, Weighted Average Shares        7,086,500      7,175,105
                                   ============   ============

Common Stock Equivalents                124,490        296,154
                                   ------------   ------------
Diluted, Weighted Average Shares      7,210,990      7,471,259
                                   ============   ============

      Basic weighted average shares reflect a reduction of 940,000 Class B shares from the settlement of the Vergopia litigation on March 3, 2005. This is reflected as Treasury Stock. See Note 9.

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

5.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

                                       3/31/05        12/31/04
                                     ------------   ------------
                                           (in thousands)
      New Vehicles                   $     32,703   $     33,616
      Used Vehicles                         8,208          7,761
      Parts, accessories and other          2,019          2,063
                                     ------------   ------------
         Total Inventories           $     42,930   $     43,440
                                     ============   ============

      The lower of cost or market adjustment was $0.7 million at March 31, 2005 and December 31, 2004, respectively.

6.    INTANGIBLE ASSETS

      As of March 31, 2005 and December 31, 2004, Hometown's intangible assets consisted of the following:

                                  3/31/05       12/31/04
                                 ----------    ----------
                                      (in thousands)
      Deferred finance charges   $      272    $      272
      Accumulated amortization         (126)         (121)
      Non-compete agreement             381           381
      Accumulated amortization         (349)         (333)
      Franchise Fee                      10            10
      Accumulated amortization           (3)           (3)
                                 ----------    ----------
         Net intangible assets   $      185    $      206
                                 ==========    ==========


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

8.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

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

9.    COMMITMENTS AND CONTINGENCIES

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

      The 940,000 shares of Hometown stock was recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and is shown as a reduction of Stockholders' Equity as Treasury Stock of $1,043,000. The assets and liabilities being transferred to the Vergopias will be recorded as a reduction of those accounts at book value on May 11, 2005. At the time of the Original Filing of this Form 10-Q, the final accounting for the transaction has not yet been completed, but it is estimated that a gain of approximately $600,000 will result from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002 and expensed the aforementioned $600,000 March payment in prior periods. At March 31, 2005, Hometown has recorded a liability of $1,043,000 included in Accounts Payable and Accrued Expenses, pending the assets and liabilities transfer to the Vergopias.

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

                                                Balance At       Additions To Costs                    Balance At End
          Reserve for Policy Work            Beginning of Year      and Expenses        Deductions       of Quarter
      ------------------------------        ------------------    ----------------    -------------    --------------
 Three Months Ended March 31, 2005               $208,000             $204,000          $(200,000)        $212,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is based on the historical financial statements of Hometown Auto Retailers, Inc. and contains forward-looking statements that involve risks and uncertainties. Hometown's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on Hometown's amended annual report on Form 10-K/A amendment No. 1 for the year ended December 31, 2004.

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

Restatement

      Hometown has restated its Balance Sheets and Statements of Cash Flows in this Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification is to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. This reclassification is being done to comply with guidance under SFAS 95, "Statement of Cash Flows", which states that payments to suppliers should be classified as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7.

 (in thousands)                              Three months ended               Year ended
                                               March 31, 2005              December 31, 2004
                                        ---------------------------   ---------------------------
                                         Previously      Restated      Previously     Restated
                                          Reported                      Reported
                                        ------------   ------------   ------------   ------------
Balance Sheets:

Floor plan notes payable - trade        $     42,573   $     15,703   $     42,474   $     17,382
Floor plan notes payable - non- trade   $         --   $     26,870   $         --   $     25,092

 (in thousands)                                Three months ended              Three months ended
                                                  March 31, 2005                  March 31, 2004
                                           ----------------------------    ----------------------------
                                            Previously      Restated       Previously        Restated
                                             Reported                       Reported
                                           ------------    ------------    ------------    ------------
Statements of Cash Flows:

Floor plan notes payable - trade           $         99    $     (1,679)   $      7,198    $      3,758
Net cash provided by (used in) operating
activities                                 $       (481)   $     (2,259)   $        834    $     (2,606)

Proceeds from floor plan notes
   payable - non-trade                     $         --    $     39,637    $         --    $     42,159
Payment of floor plan notes
   payable - non-trade                     $         --    $    (37,859)   $         --    $    (38,719)
Net cash provided by (used in)
   financing activities                    $       (227)   $      1,551    $       (560)   $      2,880


Three months ended March 31, 2005 compared with three months ended March 31, 2004.

      Units

      The units sold by category for Hometown for the quarters ended March 31, 2005 and 2004, are as follows:

                            For the three months
                                ended March 31,
                              2005         2004
                           ----------   ----------
New vehicle                     1,437        1,496
Used vehicle - retail             737          915
Used vehicle - wholesale          693          903
                           ----------   ----------
Total units sold                2,867        3,314
                           ==========   ==========

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

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                                                  Three months ended
                                                                        March 31,
                                                                 2005            2004
                                                             ------------    ------------
                                                                     (in thousands)

      Net cash (used in) operating activities                $     (2,259)   $     (2,606)
      Net cash (used in) investing activities                         (57)            (94)
      Net cash provided by financing activities                     1,551           2,880
                                                             ------------    ------------
      Net increase (decrease) in cash and cash equivalents   $       (765)   $        180
                                                             ============    ============

      For the three months ended March 31, 2005, net cash used in operations of $2.3 million primarily consists of: (i) the decrease in floor plan notes payable
- trade of $1.7 million less the decrease in inventory of $0.6 million, (ii) the increase in accounts receivable of $1.2 million, (iii) a decrease in accounts payable, accrued expenses and deferred revenues of $0.5 million and (iv) an increase in prepaid expenses and other assets of $0.2 million; partially offset by net income of $0.3 million plus non-cash items of $0.5 million. The decrease in inventory of $0.6 million would be expected to generate a similar decrease in floor plan notes payable (trade and non-trade); however, due to the timing of floor plan payoffs, floor plan notes payable (trade and non-trade) actually increased $0.1 million. Net cash used in investing activities of $0.1 million is due to capital expenditures. Net cash used in financing activities of $1.6 million is due to (i) the net change (increase) in non-trade floor plan notes payable of $1.8 million (see operating activities) and (ii) proceeds from long-term borrowings of $0.2 million; partially offset by principal payments of long-term debt and capital lease obligations of $0.4 million.

      For the three months ended March 31, 2004, net cash used in operations of $2.6 million primarily consists of: (i) the increase in inventory of $6.5 million less the increase in floor plan notes payable - trade of $3.8 million and (ii) the increase in accounts receivable of $0.7 million; partially offset by (iii) net income plus non-cash items of $0.4 million and (iv) an increase in accounts payable and accrued expenses of $0.5 million. Inventory (an increase of $6.5 million) and related floor plan liability (trade and non-trade increase of $7.2 million) increased due to inventory that was purchased with the expectation of higher sales in 2004, which did not materialize. The increase in floor plan liability in excess of inventory is due to timing of payments. Net cash used in investing activities of $0.1 million is due to capital expenditures. Net cash provided by financing activities of $2.9 million is due to the net change (increase) in non-trade floor plan notes payable of $3.4 million (see operating activities) partially offset by principal payments of long-term debt and capital lease obligations.

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

      Floor Plan Financing

      See Note 7 to the unaudited consolidated financial statements.

      Long-Term Debt and Capital Lease Obligations

      See Note 8 to the unaudited consolidated financial statements.

      Commitments and Contingencies

      See Note 9 to the unaudited consolidated financial statements.

Forward Looking Statement

      When used in the amended Quarterly Report on Form 10Q/A Amendment No. 1, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Hometown's future plans of operations, business strategy, results of operations and financial condition. Hometown wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of Hometown to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Hometown's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). Hometown disclaims any intent or obligation to update such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts (trade and non-trade) outstanding at March 31, 2005 of $42.6 million, a 1% change in the prime rate would result in a $0.4 million change to annual floor plan interest expense.

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


         September 20, 2005             By: /s/ Corey E.  Shaker
         ------------------------       --------------------------------------
         Date                           Corey E. Shaker
                                        President and Chief Executive Officer


         September 20, 2005             By: /s/ Charles F. Schwartz
         ------------------------       --------------------------------------
         Date                           Charles F. Schwartz
                                        Chief Financial Officer