Form 10-Q
period 2005-09-30
HOMETOWN AUTO RETAILERS INC
filed 2005-11-15
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       Title                               Outstanding
----------------------------------------------------       -----------
Common Stock, Class A, par value $.001 per share            3,910,137
Common Stock, Class B, par value $.001 per share            2,579,252

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Balance Sheets at September 30, 2005 (Unaudited)
           and December 31, 2004 (Restated) (Audited)                          3
         Unaudited Consolidated Statements of Operations for the three
           and nine months ended September 30, 2005 and 2004                   4
         Unaudited Consolidated Statements of Stockholders' Equity
           for the nine months ended September 30, 2005 and 2004               5
         Unaudited Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2005 and 2004 (Restated)                 6
           Notes to Unaudited Consolidated Financial Statements                7
ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          18
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           32
ITEM 4.  Controls and Procedures                                              32

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    33
ITEM 2.  Unregistered Sales Of Equity Securities and Use of Proceeds          33
ITEM 3.  Defaults Upon Senior Securities                                      33
ITEM 4.  Submission of Matters to a Vote of Security Holders                  33
ITEM 5.  Other Information                                                    33
ITEM 6.  Exhibits                                                             33

SIGNATURES                                                                    34

CERTIFICATIONS                                                                35

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

                          HOMETOWN AUTO RETAILERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                         September 30,  December 31,
                                                                            2005            2004
                                                                         (Unaudited)     (Restated)
                                                                           --------       --------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                               $  5,806       $  6,101
   Accounts receivable, net                                                   4,652          5,081
   Inventories, net                                                          27,925         43,440
   Prepaid expenses and other current assets                                    788            634
   Deferred and prepaid income taxes                                          1,464          1,464
                                                                           --------       --------
     Total current assets                                                    40,635         56,720

Property and equipment, net                                                  13,074         13,854
Other assets                                                                  2,857          3,649
                                                                           --------       --------

     Total assets                                                          $ 56,566       $ 74,223
                                                                           ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Floor plan notes payable - trade                                        $  5,382       $ 17,382
   Floor plan notes payable - non-trade                                      20,961         25,092
   Accounts payable and accrued expenses                                      4,366          5,106
   Current maturities of long-term debt and capital lease obligations         5,293          5,505
   Deferred revenue                                                             500            735
                                                                           --------       --------
     Total current liabilities                                               36,502         53,820

Long-term debt and capital lease obligations                                  8,056          8,621
Long-term deferred income taxes                                                 123            123
Other long-term liabilities and deferred revenue                                703            726
                                                                           --------       --------
     Total liabilities                                                       45,384         63,290

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, $.001 par value, 2,000,000 shares
     authorized, no shares issued and outstanding                                --             --
   Common stock, Class A, $.001 par value, 12,000,000 shares
     authorized, 3,910,137 and 3,870,137 shares issued
     and outstanding, respectively                                                4              4
   Common stock, Class B, $.001 par value, 3,760,000 shares
     authorized, 2,579,252 and 3,519,252 shares issued
     and outstanding, respectively                                                2              3
   Additional paid-in capital                                                29,022         30,017
   Accumulated deficit                                                      (17,846)       (19,091)
                                                                           --------       --------
     Total stockholders' equity                                              11,182         10,933
                                                                           --------       --------
     Total liabilities and stockholders' equity                            $ 56,566       $ 74,223
                                                                           ========       ========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                 For the Three Months                    For the Nine Months
                                                                  Ended September 30,                    Ended September 30,
                                                            -------------------------------         -------------------------------
                                                               2005                2004                2005                2004
                                                            -----------         -----------         -----------         -----------
Revenues
   New vehicle sales                                        $    38,543         $    44,291         $   117,213         $   130,182
   Used vehicle sales                                            15,723              16,943              48,204              49,633
   Parts and service sales                                        5,246               5,984              17,311              18,098
   Other, net                                                     1,821               2,064               5,661               5,969
                                                            -----------         -----------         -----------         -----------

      Total revenues                                             61,333              69,282             188,389             203,882

Cost of sales
   New vehicle                                                   35,956              41,474             109,459             121,789
   Used vehicle                                                  14,280              15,359              43,651              44,921
   Parts and service                                              2,372               2,697               7,885               8,269
                                                            -----------         -----------         -----------         -----------

      Total cost of sales                                        52,608              59,530             160,995             174,979
                                                            -----------         -----------         -----------         -----------

      Gross profit                                                8,725               9,752              27,394              28,903

Selling, general and administrative expenses                      7,749               8,307              23,457              25,448
                                                            -----------         -----------         -----------         -----------

      Income from operations                                        976               1,445               3,937               3,455

   Interest income                                                   64                  53                 193                 134
   Interest (expense)                                              (802)               (775)             (2,646)             (2,406)
   Other income                                                      --                  63                 591                  66
   Other (expense)                                                   --                  (5)                 --                  (9)
                                                            -----------         -----------         -----------         -----------

Pre-tax income                                                      238                 781               2,075               1,240
      Provision for income taxes                                     95                 211                 830                 335
                                                            -----------         -----------         -----------         -----------

Net income                                                  $       143         $       570         $     1,245         $       905
                                                            ===========         ===========         ===========         ===========

Earnings per share, basic                                   $      0.02         $      0.08         $      0.19         $      0.12
                                                            ===========         ===========         ===========         ===========

Earnings per share, diluted                                 $      0.02         $      0.08         $      0.18         $      0.12
                                                            ===========         ===========         ===========         ===========

Weighted average shares outstanding, basic                    6,451,128           7,389,389           6,660,012           7,252,529
Weighted average shares outstanding, diluted                  6,646,549           7,493,208           6,811,927           7,429,892

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                      Class A                      Class B
                                    Common Stock                 Common Stock            Additional                      Total
                               ----------------------      -----------------------        Paid-in      (Accumulated   Stockholders'
                                Shares        Amount        Shares         Amount         Capital         Deficit)       Equity
                               --------      --------      --------       --------       --------       --------        --------
Balance at
  December 31, 2003
                                  3,656      $      4         3,519       $      3       $ 29,760       $(22,839)       $  6,928
Exercise of
  Warrants                          214            --            --             --            257             --             257
  Net income                         --            --            --             --             --            905             905
                               --------      --------      --------       --------       --------       --------        --------

Balance at
  September 30, 2004              3,870      $      4         3,519       $      3       $ 30,017       $(21,934)       $  8,090
                               ========      ========      ========       ========       ========       ========        ========

Balance at
  December 31, 2004
                                  3,870      $      4         3,519       $      3       $ 30,017       $(19,091)       $ 10,933
Net income                           --            --            --             --             --          1,245           1,245
Exercise of
  stock options                      40            --            --             --             47             --              47
Litigation
  Settlement
  (Note 9)                           --            --          (940)            (1)        (1,042)            --          (1,043)
                               --------      --------      --------       --------       --------       --------        --------

Balance at
September 30, 2005                3,910      $      4         2,579       $      2       $ 29,022       $(17,846)       $ 11,182
                               ========      ========      ========       ========       ========       ========        ========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          HOMETOWN AUTO RETAILERS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               For the Nine Months ended
                                                                                     September 30,
                                                                               2005              2004
                                                                                              (Restated)
                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   1,245         $     905
Adjustments to reconcile net income to net cash
   provided by operating activities -
   Depreciation and amortization                                                   965               950
   Loss on sale of property and equipment                                           --                 8
   (Gain) on disposal of dealership                                               (587)               --
   Deferred income taxes                                                           830               335
   Changes in assets and liabilities:
      Accounts receivable, net                                                     275            (1,190)
      Inventories, net                                                           9,347               (85)
      Prepaid expenses and other current assets                                   (154)              (47)
      Prepaid taxes                                                               (176)             (202)
      Other assets                                                                  18                 8
      Floor plan notes payable - trade                                          (5,336)            1,189
      Accounts payable and accrued expenses                                       (859)              (99)
      Deferred revenue - current                                                  (235)              209
      Other long-term liabilities and deferred revenue                             (23)               35
                                                                             ---------         ---------
   Net cash provided by operating activities                                     5,310             2,016

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (132)           (1,821)
                                                                             ---------         ---------
   Net cash (used in) investing activities                                        (132)           (1,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from floor plan notes payable - non-trade                          121,793           121,356
   Payment of floor plan notes payable - non-trade                            (125,924)         (121,884)
   Principal payments of long-term debt and capital lease obligations           (1,614)           (1,707)
   Proceeds from long-term borrowings                                              225             1,368
   Exercise of stock options and warrants                                           47               257
                                                                             ---------         ---------
   Net cash (used in) financing activities                                      (5,473)             (610)

Net (decrease) in cash and cash equivalents                                       (295)             (415)
CASH AND CASH EQUIVALENTS, beginning of period                                   6,101             5,639
                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                     $   5,806         $   5,224
                                                                             =========         =========

 Cash paid for - Interest                                                    $   2,717         $   2,485
 Cash paid for - Taxes                                                       $     176         $     202
 Purchases financed by capital lease obligations                             $     801         $   1,013

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Cash flow Information:

      On May 11, 2005 Hometown transferred certain assets and liabilities to the Vergopia's resulting in a gain of approximately $587,000 on the transaction. (See Note 9 to the unaudited financial statements.) Hometown received 940,000 shares of Hometown Common Stock valued at $1,043,000 in exchange for Accounts Receivable of $154,000, New Vehicle and Parts Inventory of $6,786,000, Net Property and Equipment of $195,000, Floor Plan Notes Payable - Trade of $6,664,000 and Other Debt of $134,000. Costs of $119,000 are included in the computation of the gain.

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

2.    RESTATEMENT

      Hometown has restated its Balance Sheets and Statements of Cash Flows for periods prior to June 30, 2005. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification is to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. This reclassification is being done to comply with guidance under SFAS 95, "Statement of Cash Flows", which states that payments to suppliers should be classified as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7.

(in thousands)                                                       Year ended                  Nine months ended
                                                                  December 31, 2004             September 30, 2004
                                                           ------------------------------  ------------------------------
                                                             Previously       Restated       Previously        Restated
                                                              Reported                       Reported
                                                           --------------  --------------  -------------  ---------------
Balance Sheets:

Floor plan notes payable - trade                          $  42,474         $  17,382         $  38,664         $  16,658
Floor plan notes payable - non- trade                     $      --         $  25,092         $      --         $  22,006

Statements of Cash Flows:

Floor plan notes payable - trade                                                              $     661         $   1,189
Net cash provided by operating activities                                                     $   1,488         $   2,016

Proceeds from floor plan notes payable - non-trade                                            $      --         $ 121,356
Payment of floor plan notes payable - non-trade                                               $      --         $(121,884)
Net cash (used in) financing activities                                                       $     (82)        $    (610)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the consolidated statements of stockholders' equity and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, are unaudited. The consolidated balance sheet as of December 31, 2004 and the consolidated statement of cash flows for the nine months ended September 30, 2004 have been restated. (See Note 2) The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Stock-based Compensation

      At September 30, 2005, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the "Stock Option Plan"). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

(in thousands, except per share data)                        Three Months Ended                  Nine Months Ended
-------------------------------------                          September 30,                        September 30,
                                                        ---------------------------         ---------------------------
                                                           2005              2004              2005              2004
                                                        ---------         ---------         ---------         ---------
Net income, as reported                                 $     143         $     570         $   1,245         $     905
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects (1)               (2)               (7)               (7)              (21)
                                                        ---------         ---------         ---------         ---------
Pro forma net income                                    $     141         $     563         $   1,238         $     884
                                                        =========         =========         =========         =========

Earnings per share:
Basic, as reported                                      $    0.02         $    0.08         $    0.19         $    0.12
Basic, pro forma                                        $    0.02         $    0.08         $    0.19         $    0.12

Diluted, as reported                                    $    0.02         $    0.08         $    0.18         $    0.12
Diluted, pro forma                                      $    0.02         $    0.08         $    0.18         $    0.12

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

4.    EARNINGS PER SHARE

      "Basic earnings per share" is computed by dividing net income by the weighted average common shares outstanding. "Diluted earnings per share" is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options to purchase approximately 498,000 shares of common stock were outstanding as of September 30, 2005. Options and warrants to purchase approximately 556,000 shares of common stock were outstanding as of September 30, 2004. Basic and diluted weighted average shares for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                             Three Months Ended               Nine Months Ended
                                                 September 30,                   September 30,
                                        --------------------------        --------------------------
                                          2005             2004             2005             2004
                                        ---------        ---------        ---------        ---------
Basic, Weighted Average Shares          6,451,128        7,389,389        6,660,012        7,252,529
                                        =========        =========        =========        =========

Common Stock Equivalents                  195,421          103,819          151,915          177,363
                                        ---------        ---------        ---------        ---------
Diluted, Weighted Average Shares        6,646,549        7,493,208        6,811,927        7,429,892
                                        =========        =========        =========        =========

      Basic weighted average shares reflect a reduction of 940,000 Class B shares from the settlement of the Vergopia litigation on March 3, 2005. These shares have been cancelled as of May 13, 2005. During the third quarter of 2005, stock options to purchase 40,000 Class A shares were exercised. Also, the three and nine months ended September 30, 2005 includes a gain on the transfer of the Westwood dealership of $587,000. See Note 9.

      The common stock equivalents are options and warrants whose exercise price is less than the average market price of the common shares during the period. For the three and nine months ended September 30, 2005, options to purchase 99,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the option prices being greater than the average market price of the common shares during the period. For the three and nine months ended September 30, 2004, options and warrants to purchase 286,000 and 133,000 shares, respectively of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period.

      The basic and diluted income per share for the three months ended September 30, 2005 and 2004 is $0.02 and $0.08, respectively. The basic and diluted income per share for the nine months ended September 30, 2005 is $0.19 and $0.18, respectively. The basic and diluted income per share for the nine months ended September 30, 2004 was $0.12.

5.    INVENTORIES

      New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

      (in thousands)                                  9/30/05      12/31/04
      --------------                                 --------      --------

      New Vehicles                                   $ 18,152      $ 33,616
      Used Vehicles                                     8,035         7,761
      Parts, accessories and other                      1,738         2,063
                                                     --------      --------
         Total Inventories                           $ 27,925      $ 43,440
                                                     ========      ========

      The lower of cost or market adjustment was $0.5 million and $0.7 million at September 30, 2005 and December 31, 2004, respectively. The decrease in the new vehicles inventory was primarily due to the transfer of the Westwood dealership ($6.5 million) along with an improvement (reduction) in inventory levels at our dealerships due to better inventory management. The decrease in the lower of cost or market adjustment was primarily due to the transfer of the Westwood dealership. See Note 9.

6.    INTANGIBLE ASSETS

      As of September 30, 2005 and December 31, 2004, Hometown's intangible assets consisted of the following:

      (in thousands)                                   9/30/05      12/31/04
      --------------                                  --------      --------

      Deferred finance charges                        $    272      $    272
      Accumulated amortization                            (136)         (121)
      Non-compete agreement                                381           381
      Accumulated amortization                            (381)         (333)
      Franchise Fee                                         10            10
      Accumulated amortization                              (5)           (3)
                                                      --------      --------
         Net intangible assets                        $    141      $    206
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

8.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Hometown is subject to certain financial covenants calculated semi-annually at June 30th and December 31st, related to its real estate mortgages. Significant financial covenants are: (i) a Fixed Cost Coverage Ratio (a defined cash flow ratio) calculation and (ii) an Adjusted Net Worth calculation as defined. Hometown has been in default of its loan agreement for Baystate Lincoln Mercury since December 31, 2004 for failure to comply with the Fixed Cost Coverage Ratio covenant caused by losses incurred at the dealership. Accordingly, Hometown has reclassified $4,079,000 of related long-term debt to current at September 30, 2005. Total debt for this mortgage at September 30, 2005 is $4,396,000. On March 16, 2005, the lender notified Hometown that it is not declaring an event of default in connection with the loan, however, reserving all rights to declare an event of default in the future should the financial covenant default not be cured. If an event of default was declared and only at the lenders option, Hometown could be required to pay all outstanding debt plus a defeasance penalty and transaction costs totaling approximately $1,300,000. Although Hometown does not believe the lender will call the loan, in the event it is called, Hometown believes it would be able to secure alternate financing.

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

      On July 8, 2005 Hometown issued a press release in which it announced its receipt of notice of the commencement of a lawsuit against Hometown and an indefinite delay in the mailing to Hometown's stockholders of the Information Statement prepared in connection with the Exchange Agreement announced by Hometown on June 2, 2005. The press release was filed with the Securities and Exchange Commission as part of Hometown's Form 8-K filed on July 8, 2005. Further information about the Exchange Agreement is set forth below under Note 10 - "Exchange Agreement".

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

      As of September 30, 2005, Hometown has incurred approximately $83,000 in relation to the complaint, which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown's Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005.

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

      In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. Hometown recorded the lease as a capital lease. As of September 30, 2005 the mortgage debt balance is $4.1 million, which agrees to the capital lease obligation. Hometown makes annual lease payments of $864,000 to the landlord. The annual mortgage payments made by the landlord total approximately $774,000. The mortgage matures March 2013. Total undiscounted payments (principal plus interest) that would have to be made under the guaranty as of September 30, 2005 is $5.8 million.

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

      Hometown records a reserve referred to as "policy" for used vehicle warranties and the labor portion of service warranties based on available historical information. Also included in this reserve are (i) the costs associated with free products or services that may be offered to a retail customer for purposes of maintaining goodwill with that particular service customer or new or used vehicle customer, or (ii) the free products or service may be part of a service maintenance program whereby the customer may receive certain services for free if he maintains a certain level of service at the dealership. At September 30, 2005 and December 31, 2004, Hometown has a reserve of $298,000 and $208,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs, including free parts and service, over the last twelve months. While Hometown believes its estimated liability for product warranties and free parts and service is adequate and that the judgment applied is appropriate, the estimated liability for product warranties and free parts and service could differ materially from future actual costs.

                                                                         Additions To                     Balance At
                                                      Balance At           Costs and                        End of
             Reserve for Policy Work               Beginning of Year       Expenses        Deductions       Quarter
             -----------------------               -----------------       --------        ----------       -------
Nine Months Ended September 30, 2005                  $208,000            $890,000        $(800,000)      $298,000

      Hometown also sells extended service contracts as an agent for a third party for which it receives a commission. The primary obligor is the institution underwriting the service contract. These revenues are recorded in Revenues, Other in the Statement of Operations. Revenues from sales of third party extended service contracts was $1.8 million and $1.7 million for nine months ended September 30, 2005 and September 30, 2004, respectively. Connecticut dealerships operate under state laws, which make the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales are required to be recognized over the life of the related insurance product. For these dealerships, Hometown records the revenue as a liability and amortizes the amount into revenue over a five-year period. At September 30, 2005 and December 31, 2004, Hometown had $1,099,000 and $1,140,000 of related deferred revenue, respectively. During the nine months ended September 30, 2005, these dealerships generated approximately $293,000 of related warranty service and insurance revenue, which was deferred. During the same period, approximately $334,000 of deferred revenue was amortized to Other Revenues, net. At September 30, 2005 and December 31, 2004, Hometown also had other deferred revenue of $103,000 and $319,000, respectively.

      Franchise Agreements

      Toyota Motor Sales, U.S.A., Inc. has extended Hometown's current Toyota Dealer Agreement on a periodic basis since March of 2003. The most recent extension was for a period of three months through February 18, 2006. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit's financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopias as discussed above. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota's requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown's Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2004 had combined revenues of $98.1 million and pre-tax income before allocation of corporate costs of $2.2 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships and that it has undertaken reasonable steps to alleviate the concerns expressed by Toyota. However, there can be no assurance that Toyota will enter into a new dealer agreement with Hometown and Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

10.   EXCHANGE AGREEMENT

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

      In connection with the transactions, Hometown anticipates that it will secure a term loan of up to $6.5 million, with $5 million to be used for the cash contribution to be made to Shaker Auto Group (as explained above), $1.1 million for financing the split-off costs and associated severance costs, and the $0.4 million balance for working capital for Hometown. As of September 30, 2005, Hometown has incurred approximately $474,000 of the aforementioned split-off costs, which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown's Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005.

      Following the split-off, Hometown Auto will have a total of 3,885,153 common shares (3,108,401 Class A common shares and 776,752 Class B common shares), with William C. Muller, Jr. (and his immediate and extended family) holding 367,500 Class A common shares and 776,752 Class B common shares of Hometown Auto. [Note: Hometown Auto Class B common shares have 10 for 1 voting rights versus Class A common shares which are voted on a 1 to 1 basis.]

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

      On July 8, 2005 Hometown issued a press release in which it announced (i) its receipt of notice of the lawsuit which is described above, see Note 9 - "Litigation", in which the plaintiffs seek equitable and monetary relief, including rescission of the Exchange Agreement, and (ii) an indefinite delay in the mailing of the Information Statement to Hometown's stockholders. The press release was also filed with the Securities and Exchange Commission, as part of Hometown's Form 8-K filed on July 8, 2005.

      The Press Release also announced that the staff of the Securities and Exchange Commission had asked the Company to delay sending the information statement describing the proposed exchanges to its shareholders pending the resolution of certain issues that had been raised by the staff with respect to the Company's annual report on Form 10-K for the period ended December 31, 2004 and its quarterly report on Form 10-Q for the period ended March 31, 2005. On September 21, 2005 the Company filed Amendment No. 1 on Form 10-K/A to the previously filed Annual Report on Form 10-K for the year ended December 31, 2004 and also filed Amendment No. 1 on Form 10-Q/A to the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. On September 22, 2005 the Securities and Exchange Commission issued a letter to the Company stating they completed their review of the filings and that they had no further comments.

      In light of the potential adverse effects which the commencement of the Delaware litigation may have upon the Company and the proposed exchanges, as well as a variety of other factors, the Company is unable to predict when it will send the information statement concerning the proposed exchanges to its shareholders or when the proposed exchanges will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is based on the historical financial statements of Hometown Auto Retailers, Inc. and contains forward-looking statements that involve risks and uncertainties. Hometown's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on Hometown's annual report on Form 10-K and Form 10-K/A for the year ended December 31, 2004.

Restatement

      Hometown has restated its Balance Sheets and Statements of Cash Flows for periods prior to June 30, 2005. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification is to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. This reclassification is being done to comply with guidance under SFAS 95, "Statement of Cash Flows", which states that payments to suppliers should be classified as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7 to the unaudited consolidated financial statements.

 (in thousands)                                                     Year ended                   Nine months ended
                                                                December 31, 2004                September 30, 2004
                                                          ---------------------------------------------------------------
                                                          Previously        Restated         Previously          Restated
                                                           Reported                           Reported
                                                          ---------------------------------------------------------------
Balance Sheets:

Floor plan notes payable - trade                          $  42,474         $  17,382         $  38,664         $  16,658
Floor plan notes payable - non-trade                      $      --         $  25,092         $      --         $  22,006

Statements of Cash Flows:

Floor plan notes payable - trade                                                              $     661         $   1,189
Net cash provided by operating activities                                                     $   1,488         $   2,016

Proceeds from floor plan notes payable - non-trade                                            $      --         $ 121,356
Payment of floor plan notes payable - non-trade                                               $      --         $(121,884)
Net cash (used in) financing activities                                                       $     (82)        $    (610)

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

      We assess the growth of our revenues and gross profit by comparing the year-to-year results of our dealerships that have operated continuously during the periods being compared. Hometown's operating results reflect the closing of a used vehicles outlet in August 2004. Also, during the fourth quarter of 2004, Hometown announced that it had resolved in principal to resolve certain litigation matters (See Note 9 to the unaudited consolidated financial statements), which resulted in the transfer of the Westwood Lincoln Mercury dealership during the second quarter of 2005. Both contribute to decreases in sales and gross profit from 2004 to 2005, as well as a decrease in selling, general and administrative expenses. We have segregated both operations in the analysis that follows to allow for a better comparison of the results.

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

      Selling, general and administrative expenses ("SG&A") consist of: compensation and related taxes and benefits, advertising, building costs (rent, utilities, real estate taxes, depreciation), data processing and other operating expenses. A large amount of compensation is variable in that it is commission based and certain significant expenses, such as advertising, are controllable. Hometown also includes certain distribution costs in SG&A, which other similar companies may include in cost of sales. These costs total less than $0.1 million in the three months ended September 30, 2005 and 2004, and $0.2 million in the nine months ended September 30, 2005 and 2004, respectively.

      Interest expense primarily relates to indebtedness incurred in connection with new and used vehicle inventories. Other interest expense consists of all other interest charges on interest bearing debt including capitalized leases.

Three months ended September 30, 2005 compared with three months ended September 30, 2004.

Revenues
                                                   For the Three Months Ended
                                                          September 30,
                                                     ----------------------       Increase             %
(in thousands, except per vehicle data)               2005           2004        (Decrease)         Change
---------------------------------------              -------        -------        -------         -------
New vehicle data:
   Retail revenues - same store                      $37,922        $36,688        $ 1,234             3.4%
   Retail revenues - other stores (1)                     --          7,145         (7,145)            *
                                                     -------        -------        -------         -------
     Total new retail revenues                        37,922         43,833         (5,911)          (13.5)%

   Fleet revenues - same store                           621            458            163            35.6%
                                                     -------        -------        -------         -------
Total new vehicles revenues, as reported             $38,543        $44,291        $(5,748)          (13.0)%
                                                     =======        =======        =======         =======

   New retail units - same store                       1,484          1,429             55             3.8%
   New retail units - other stores (1)                    --            204           (204)            *
   Fleet units                                            38             30              8            26.7%
                                                     -------        -------        -------         -------
      Total new vehicle units                          1,522          1,663           (141)           (8.5)%

Used vehicle data:
   Retail revenues - same store                      $12,151        $12,243        $   (92)           (0.8)%
   Retail revenues - other stores (1)                     --            968           (968)            *
                                                     -------        -------        -------         -------
      Total used retail revenues                      12,151         13,211         (1,060)           (8.0)%

   Wholesale revenues - same store                     3,572          3,208            364            11.3%
   Wholesale revenues - other stores (1)                  --            524           (524)            *
                                                     -------        -------        -------         -------
       Total wholesale revenues                        3,572          3,732           (160)           (4.3)%

Total used vehicle revenue, as reported              $15,723        $16,943        $(1,220)           (7.2)%
                                                     =======        =======        =======         =======

Used retail units - same store                           745            805            (60)           (7.5)%
Used retail units - other stores (1)                      --             59            (59)            *
Used wholesale units - same store                        844            868            (24)           (2.8)%
Used wholesale units - other stores (1)                   --             64            (64)            *
                                                     -------        -------        -------         -------
   Total used units                                    1,589          1,796           (207)          (11.5)%
                                                     =======        =======        =======         =======

Parts and service:
Parts and service revenues - same store              $ 5,246        $ 4,963        $   283             5.7%
Parts and service revenues - other stores (1)             --          1,021         (1,021)            *
                                                     -------        -------        -------         -------
   Total parts and service revenue                   $ 5,246        $ 5,984        $  (738)          (12.3)%
                                                     =======        =======        =======         =======

Other revenues, net:
Other revenues, net - same store                     $ 1,821        $ 1,927        $  (106)           (5.5)%
Other revenues, net - other stores (1)                    --            137           (137)            *
                                                     -------        -------        -------         -------
   Total other revenues, net, as reported            $ 1,821        $ 2,064        $  (243)          (11.8)%
                                                     =======        =======        =======         =======

Total revenue:
   Same store                                        $61,333        $59,487        $ 1,846             3.1%
   Other stores (1)                                       --          9,795         (9,795)            *
                                                     -------        -------        -------         -------
      Total revenue, as reported                     $61,333        $69,282        $(7,949)          (11.5)%
                                                     =======        =======        =======         =======

      (1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

      * - Percentage is 100% or greater.

      The percentages used in the revenues discussion below are from the above table.

      Total revenue decreased $8.0 million, or 11.5% to $61.3 million for the three months ended September 30, 2005 from $69.3 million for the three months ended September 30, 2004. Same store total revenues increased $1.8 million or 3.1% to $61.3 million for the three months ended September 30, 2005 from $59.5 million for the three months ended September 30, 2004. Same store new retail revenues increased $1.2 million, or 3.4% to $37.9 million for the three months ended September 30, 2005 from $36.7 million for the three months ended September 30, 2004. This increase was primarily due to the 3.8% additional units ($1.4 million) sold in 2005 compared to 2004 partially offset by a small decrease (0.5%) in average selling price ($0.2 million) in 2005 compared to 2004 reflecting a slight change in product mix within the brands. The increase in same store new retail revenues was primarily due to increases at our Toyota dealerships ($2.0 million), partially offset by a decline at our Lincoln Mercury dealerships ($1.0 million). The increase ($0.4 million) attributable to the remaining dealerships was aided by the "Employee Pricing Plan" promotion, which aided unit sales. Hometown's new retail revenues are indicative of sales reported by our manufacturers nationally, Toyota continues to be experiencing growth in the United States while the domestics remain stagnant or have declined. Same store used vehicle retail revenues decreased just under $0.1 million, or 0.8% to $12.2 million for the three months ended September 30, 2005 from $12.2 million for the three months ended September 30, 2004. This decrease was primarily due to a 7.5% decrease in units ($0.9 million) sold in 2005 compared to 2004, partially offset by a 7.2% increase in average selling price ($0.8 million) in 2005 compared to 2004. Contributing to the decrease in units was the aforementioned "Employee Pricing Plan", which pushed potential buyers of used vehicles toward the purchase of a new vehicle. The retail used vehicle market continues to be challenging, with most dealerships experiencing a decrease in units for the third quarter. Certain used vehicles that have high gas mileage saw their values increase in the third quarter as the price of gasoline soared, contributing to the increase in average selling price of used vehicles. Same store wholesale revenues increased $0.4 million, or 11.3% to $3.6 million for the three months ended September 30, 2005 from $3.2 million for the three months ended September 30, 2004 due to continued strength in the wholesale market. The increase in average selling price for wholesale units is also a function of the retail sales unit volume, which is down compared to the prior year. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices. Wholesale prices began to weaken toward the latter part of the third quarter with the increase in used car inventories. The "Employee Pricing Program" caused a surge in new vehicle sales, that brought in more used cars as trade-ins.

      Parts and service revenue decreased $0.8 million or 12.3% to $5.2 million for the three months ended September 30, 2005 from $6.0 million for the three months ended September 30, 2004. On a same store basis, parts and service revenue increased $0.2 million or 5.7% to $5.2 million for the three months ended September 30, 2005 from $5.0 million for the three months ended September 30, 2004. The increase was primarily due to the Toyota dealerships ($0.2 million), and is attributable to the increase in the dealerships new vehicles revenues. These dealerships have been working to have these customers remain with the dealership for their vehicles maintenance needs. As part of the new car sales process you also strive to gain that customer as a service customer as well.

      Other dealership revenues decreased $0.3 million, or 11.8% to $1.8 million for the three months ended September 30, 2005 from $2.1 million for the three months ended September 30, 2004. On a same store basis, other dealership revenues decreased $0.1 million or 5.5% to $1.8 million for the three months ended September 30, 2005 from $1.9 million for the three months ended September 30, 2004. This decrease is primarily attributable to decreases in sales of third party extended service plans for new vehicles (due to a decrease in service plan penetration per new vehicle sold) and finance income for new vehicles.

Gross Profit                                             For the Three Months Ended
                                                                 September 30,
                                                         --------------------------        Increase           %
(in thousands, except per vehicle data)                   2005             2004           (Decrease)       Change
---------------------------------------                  -------          -------          -------         -------
New vehicle data:
   Retail gross profit - same store                      $ 2,568          $ 2,453          $   115             4.7%
   Retail gross profit - other stores (1)                     13              360             (347)          (96.4)%
                                                         -------          -------          -------         -------
     Total new retail gross profit                         2,581            2,813             (232)           (8.2)%

   Fleet gross profit                                          6                4                2            50.0%
                                                         -------          -------          -------         -------
Total new vehicles gross profit, as reported             $ 2,587          $ 2,817          $  (230)           (8.2)%
                                                         =======          =======          =======         =======
     Gross profit percentage                                 6.7%             6.4%
                                                         -------          -------
   New retail units - same store                           1,484            1,429               55             3.8%
   New retail units - other stores (1)                        --              204             (204)              *
   Fleet units                                                38               30                8            26.7%
                                                         -------          -------          -------         -------
      Total new vehicle units                              1,522            1,663             (141)           (8.5)%
                                                         =======          =======          =======         =======

Used vehicle data:
   Retail gross profit - same store                      $ 1,452          $ 1,486          $   (34)           (2.3)%
   Retail gross profit - other stores (1)                     19               76              (57)          (75.0)%
                                                         -------          -------          -------         -------
      Total used retail gross profit                       1,471            1,562              (91)           (5.8)%

   Wholesale gross profit - same store                       (28)              35              (63)              *
   Wholesale gross profit - other stores (1)                  --              (13)              13               *
                                                         -------          -------          -------         -------
       Total wholesale gross profit                          (28)              22              (50)              *

Total used vehicle gross profit, as reported             $ 1,443          $ 1,584          $  (141)           (8.9)%
                                                         =======          =======          =======         =======
Gross profit percentage                                      9.2%             9.3%
                                                         =======          =======

Used retail units - same store                               745              805              (60)           (7.5)%
Used retail units - other stores (1)                          --               59              (59)              *
Used wholesale units - same store                            844              868              (24)           (2.8)%
Used wholesale units - other stores (1)                       --               64              (64)              *
                                                         -------          -------          -------         -------
   Total used units                                        1,589            1,796             (207)          (11.5)%
                                                         =======          =======          =======         =======

Parts and service:
Parts and service gross profit - same store              $ 2,874          $ 2,696          $   178             6.6%
Parts and service gross profit - other stores (1)             --              591             (591)              *
                                                         -------          -------          -------         -------
   Total parts and service revenue                       $ 2,874          $ 3,287          $  (413)          (11.8)%
                                                         =======          =======          =======         =======
     Gross profit percentage                                54.8%            54.9%
                                                         =======          =======

Other gross profit:
Other gross profit - same store                          $ 1,821          $ 1,927          $  (106)           (5.5)%
Other gross profit - other stores (1)                         --              137             (137)              *
                                                         -------          -------          -------         -------
   Total other gross profit, as reported                 $ 1,821          $ 2,064          $  (243)          (11.8)%
                                                         =======          =======          =======         =======
   Gross profit percentage                                 100.0%           100.0%
                                                         =======          =======

Other gross profit PVR - same store                      $   817          $   863          $   (46)           (5.3)%
Other gross profit PVR - other stores (1)                    N/A              521              N/A             N/A
                                                         -------          -------          -------         -------
   Total other gross profit PVR, as reported             $   817          $   827          $   (10)           (1.2)%
                                                         =======          =======          =======         =======

Gross Profit - (continued)                             For the Three Months Ended
                                                               September 30,
                                                         ------------------------          Increase           %
(in thousands, except per vehicle data)                    2005             2004          (Decrease)        Change
---------------------------------------                  -------          -------          -------         -------
Total gross profit:
   Same store                                            $ 8,693          $ 8,601          $    92             1.1%
   Other stores (1)                                           32            1,151           (1,119)          (97.2)%
                                                         -------          -------          -------         -------
      Total gross profit, as reported                    $ 8,725          $ 9,752          $(1,027)          (10.5)%
                                                         =======          =======          =======         =======
   Gross profit percentage                                  14.2%            14.1%
                                                         =======          =======

      (1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

      * - Percentage is 100% or greater.
      N/A - Not applicable due to -0- unit sales.

      The percentages used in the gross profit discussion below are from the above table.

      Total gross profit decreased $1.1 million, or 10.5%, to $8.7 million for the three months ended September 30, 2005, from $9.8 million for the three months ended September 30, 2004. Same store total gross profit increased $0.1 million, or 1.1% to $8.7 million for the three months ended September 30, 2005, from $8.6 million for the three months ended September 30, 2004. Same store gross profit on new retail vehicle sales increased $0.1 million, or 4.7%, to $2.6 million for the three months ended September 30, 2005, from $2.5 million for the three months ended September 30, 2004. The increase in gross profit is primarily attributable to a 3.8% increase in unit sales combined with a 0.8% increase in new retail gross profit per unit. Similar to revenues, the gain is mostly attributable to the Toyota dealerships ($0.2 million), partially offset by decreases at certain other dealerships, primarily Lincoln Mercury.

      Same store gross profit on used vehicle retail sales decreased less than $0.1 million, or 2.3%, to $1.5 million for the three months ended September 30, 2005, from $1.5 million for the three months ended September 30, 2004. Similar to revenues, the decrease is primarily attributable to the 7.5% decrease ($0.1 million) in units sold, partially offset by a 5.6% increase in average gross profit per unit (less than $0.1 million). The company strives to maintain a certain gross profit percentage, so the increase in the average revenue per vehicle sold at retail should translate into a higher gross profit per unit. The wholesale market began to weaken in the third quarter, causing the decrease in related gross profit. Although the vehicles were of high quality, generating a relatively high sales price, in many instances the wholesale value decreased to below our cost.

      Same store parts and service gross profit increased $0.2 million, or 6.6%, to $2.9 million for the three months ended September 30, 2005, from $2.7 million for the three months ended September 30, 2004 primarily due the 5.7% increase in parts and service revenues.

      Selling, General and Administrative Expenses ("S,G&A")

      S,G&A decreased $0.6 million, or 7.2%, to $7.7 million for the three months ended September 30, 2005 from $8.3 million for the three months ended September 30, 2004. This decrease was primarily attributable to the closing of the used car outlet in August 2004 and the transfer of the Westwood dealership in May 2005 (together totaling $1.1 million). Data processing costs decreased (less than $0.1 million) primarily due to the expiration of certain contracts where the ongoing costs for the similar service have decreased under the terms of the new contracts. Partially offsetting this are costs associated with the Exchange Agreement of $0.5 million and legal costs associated with the related class action lawsuit of $0.1 million. See Notes 9 and Note 10 to the unaudited consolidated financial statements.

      Interest Expense

      Interest expense increased less than $0.1 million, remaining constant at $0.8 million for the three months ended September 30, 2005 and September 30, 2004. The increase is primarily due to an increase of floorplan interest expense resulting from higher interest rates partially offset by decreased borrowings resulting from one less dealership in 2005 compared to 2004 and lower average inventories at the remaining dealerships.

      Provision for income tax

      The effective income tax rate was 40% in the quarter ended September 30, 2005 and 27% in the same period of 2004. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2005 rate reflects the expected effective tax rate for the year. The 2004 rate reflects the expected full year effective tax rate of 40% adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes. At December 31, 2004 deferred taxes were adjusted primarily to reflect a reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2005.

      Net Income

      Net income decreased $0.5 million to $0.1 million for the three months ended September 30, 2005, from $0.6 million for the three months ended September 30, 2004. See above for explanation of changes.

      Earnings Per Share, Basic and Diluted and Weighted Average Shares

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See Note 4 to the unaudited consolidated financial statements.

      The basic and diluted income per share for the three months ended September 30, 2005 and 2004 is $0.02 and $0.08, respectively.

Nine months ended September 30, 2005 compared with nine months ended September 30, 2004.

Revenues                                            For the Nine Months Ended
                                                           September 30,
                                                     ------------------------        Increase            %
(in thousands, except per vehicle data)                2005            2004         (Decrease)         Change
---------------------------------------              --------        --------        --------         --------
New vehicle data:
   Retail revenues - same store                      $105,877        $103,566        $  2,311              2.2%
   Retail revenues - other stores (1)                   9,022          25,535         (16,513)           (64.7)%
                                                     --------        --------        --------         --------
      Total new retail revenues                       114,899         129,101         (14,202)           (11.0)%

   Fleet revenues - same store                          2,314           1,081           1,233              *
                                                     --------        --------        --------         --------
Total new vehicles revenues, as reported             $117,213        $130,182        $(12,969)           (10.0)%
                                                     ========        ========        ========         ========

   New retail units - same store                        4,122           4,032              90              2.2%
   New retail units - other stores (1)                    245             717            (472)           (65.8)%
   Fleet units                                            132              65              67              *
                                                     --------        --------        --------         --------
      Total new vehicle units                           4,499           4,814            (315)            (6.5)%

Used vehicle data:
   Retail revenues - same store                      $ 36,181        $ 35,289        $    892              2.5%
   Retail revenues - other stores (1)                     789           3,384          (2,595)           (76.7)%
                                                     --------        --------        --------         --------
      Total used retail revenues                       36,970          38,673          (1,703)            (4.4)%

   Wholesale revenues - same store                     10,815           9,942             873              8.8%
   Wholesale revenues - other stores (1)                  419           1,018            (599)           (58.8)%
                                                     --------        --------        --------         --------
      Total wholesale revenues                         11,234          10,960             274              2.5%

Total used vehicle revenue, as reported              $ 48,204        $ 49,633        $ (1,429)            (2.9)%
                                                     ========        ========        ========         ========

Used retail units - same store                          2,194           2,340            (146)            (6.2)%
Used retail units - other stores (1)                       45             220            (175)           (79.5)%
Used wholesale units - same store                       2,424           2,630            (206)            (7.8)%
Used wholesale units - other stores                        59             137             (78)           (56.9)%
                                                     --------        --------        --------         --------
   Total used units                                     4,722           5,327            (605)           (11.4)%
                                                     ========        ========        ========         ========

Parts and service:
Parts and service revenues - same store              $ 15,804        $ 15,038        $    766              5.1%
Parts and service revenues - other stores (1)           1,507           3,060          (1,553)           (50.8)%
                                                     --------        --------        --------         --------
   Total parts and service revenue                   $ 17,311        $ 18,098        $   (787)            (4.3)%
                                                     ========        ========        ========         ========

Other revenues, net:
Other revenues, net - same store                     $  5,542        $  5,503        $     39              0.7%
Other revenues, net - other stores (1)                    119             466            (347)           (74.5)%
                                                     --------        --------        --------         --------
   Total other revenues, net, as reported            $  5,661        $  5,969        $   (308)            (5.2)%
                                                     ========        ========        ========         ========

Total revenue:
   Same store                                        $176,533        $170,419        $  6,114              3.6%
   Other stores (1)                                    11,856          33,463         (21,607)           (64.6)%
                                                     --------        --------        --------         --------
      Total revenue, as reported                     $188,389        $203,882        $(15,493)            (7.6)%
                                                     ========        ========        ========         ========

      (1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

      * - Percentage is 100% or greater.

      The percentages used in the gross profit discussion below are from the above table.

      Total revenue decreased $15.5 million, or 7.6% to $188.4 million for the nine months ended September 30, 2005 from $203.9 million for the nine months ended September 30, 2004. Same store total revenues increased $6.1 million or 3.6% to $176.5 million for the nine months ended September 30, 2005 from $170.4 million for the nine months ended September 30, 2004. Same store new retail revenues increased $2.3 million, or 2.2% to $105.9 million for the nine months ended September 30, 2005 from $103.6 million for the nine months ended September 30, 2004. This increase was directly attributable to the 2.2% increase in additional units ($2.3 million) sold in 2005 compared to 2004. The increase in same store new retail revenues was primarily due to increases at our Toyota dealerships ($5.7 million), partially offset by a decline at our Lincoln Mercury dealerships ($3.7 million). The increase ($0.4 million) attributable to the remaining dealerships occurred during the third quarter and was aided by the "Employee Pricing Plant" promotion, which aided unit sales. Hometown's new retail revenues are indicative of sales reported by our manufacturers nationally, Toyota continues to be experiencing growth in the United States while the domestics remain stagnant or decline. Same store used vehicle retail revenues increased $0.9 million, or 2.5% to $36.2 million for the nine months ended September 30, 2005 from $35.3 million for the nine months ended September 30, 2004. This increase was primarily due to a 9.3% increase in average selling price ($3.1 million) in 2005 compared to 2004, partially offset by a 6.2% decrease in units sold ($2.2 million). Although the used vehicle market has been challenging, personnel changes in certain dealerships enabled Hometown to show an increase over the prior year. Contributing to the decrease in units was the aforementioned "Employee Pricing Plan", which occurred in the third quarter of 2005, which pushed potential buyers of used vehicles toward the purchase of a new vehicle. The retail used vehicle market continues to be difficult, with most dealerships experiencing a decrease in units for the third quarter. Certain used vehicles that have high gas mileage saw their values increase in the third quarter as the price of gasoline soared, contributing to the increase in average selling price of used vehicles. Same store wholesale revenues increased $0.9 million, or 8.8% to $10.8 million for the nine months ended September 30, 2005 from $9.9 million for the nine months ended September 30, 2004 due to increased strength in the wholesale market compared to the prior year. The increase in average selling price is also a function of the retail sales unit volume. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices. Wholesale prices began to weaken toward the latter part of the third quarter with the increase in used car inventories. The "Employee Pricing Program" caused a surge in new vehicle sales, that brought in more used cars as trade-ins.

      Parts and service revenue decreased $0.8 million or 4.3% to $17.3 million for the nine months ended September 30, 2005 from $18.1 million for the nine months ended September 30, 2004. On a same store basis, parts and service revenue increased $0.8 million or 5.1% to $15.8 million for the nine months ended September 30, 2005 from $15.0 million for the nine months ended September 30, 2004. The increase was primarily due to the Toyota dealerships ($0.6 million), and is attributable to the increase in the dealerships new vehicles revenues. These dealerships have been able to attract these customers to remain with the dealership for their vehicle maintenance needs. As part of the new car sales process you also strive to gain that customer as a service customer as well.

      Other dealership revenues decreased $0.3 million, or 5.2% to $5.7 million for the nine months ended September 30, 2005 from $6.0 million for the nine months ended September 30, 2004. On a same store basis, other dealership revenues increased less than $0.1 million or 0.7% to $5.5 million for the nine months ended September 30, 2005 from $5.5 million for the nine months ended September 30, 2004. This is primarily attributable to an increase in extended service plan revenue in the first quarter of 2005, which has been decreasing through the remainder of the year, offset by a decrease in finance revenue due to a decrease in penetration rates.

Gross Profit                                            For the Nine Months Ended
                                                               September 30,
                                                         --------------------------         Increase            %
(in thousands, except per vehicle data)                    2005              2004          (Decrease)         Change
---------------------------------------                  --------          --------         --------         --------
New vehicle data:
   Retail gross profit - same store                      $  7,256          $  7,199         $     57              0.8%
   Retail gross profit - other stores (1)                     477             1,186             (709)           (59.8)%
                                                         --------          --------         --------         --------
      Total new retail gross profit                         7,733             8,385             (652)            (7.8)%

   Fleet gross profit                                          21                 8               13              *
                                                         --------          --------         --------         --------
Total new vehicles gross profit, as reported             $  7,754          $  8,393         $   (639)            (7.6)%
                                                         ========          ========         ========         ========
     Gross profit percentage                                  6.6%              6.4%
                                                         --------          --------

   New retail units - same store                            4,122             4,032               90              2.2%
   New retail units - other stores (1)                        245               717             (472)           (65.8)%
   Fleet units                                                132                65               67              *
                                                         --------          --------         --------         --------
      Total new vehicle units                               4,499             4,814             (315)            (6.5)%
                                                         ========          ========         ========         ========

Used vehicle data:
   Retail gross profit - same store                      $  4,170          $  4,246         $    (76)            (1.8)%
   Retail gross profit - other stores (1)                     125               297             (172)           (57.9)%
                                                         --------          --------         --------         --------
      Total used retail gross profit                        4,295             4,543             (248)            (5.5)%

   Wholesale gross profit - same store                        264               162              102             63.0%
   Wholesale gross profit - other stores (1)                   (6)                7              (13)             *
                                                         --------          --------         --------         --------
      Total wholesale gross profit                            258               169               89             52.7%

Total used vehicle gross profit, as reported             $  4,553          $  4,712         $   (159)            (3.4)%
                                                         ========          ========         ========         ========
Gross profit percentage                                       9.4%              9.5%
                                                         ========          ========

Used retail units - same store                              2,194             2,340             (146)            (6.2)%
Used retail units - other stores (1)                           45               220             (175)           (79.5)%
Used wholesale units - same store                           2,424             2,630             (206)            (7.8)%
Used wholesale units - other stores                            59               137              (78)           (56.9)%
                                                         --------          --------         --------         --------
   Total used units                                         4,722             5,327             (605)           (11.4)%
                                                         ========          ========         ========         ========

Parts and service:
Parts and service gross profit - same store              $  8,563          $  8,103         $    460              5.7%
Parts and service gross profit - other stores (1)             863             1,726             (863)           (50.0)%
                                                         --------          --------         --------         --------
   Total parts and service revenue                       $  9,426          $  9,829         $   (403)            (4.1)%
                                                         ========          ========         ========         ========
     Gross profit percentage                                 54.5%             54.3%
                                                         ========          ========

Other gross profit:
Other gross profit - same store                          $  5,542          $  5,503         $     39              0.7%
Other gross profit - other stores (1)                         119               466             (347)           (74.5)%
                                                         --------          --------         --------         --------
   Total other gross profit, as reported                 $  5,661          $  5,969         $   (308)            (5.2)%
                                                         ========          ========         ========         ========
   Gross profit percentage                                  100.0%            100.0%
                                                         ========          ========

Other gross profit PVR - same store                      $    877          $    864         $     13              1.6%
Other gross profit PVR - other stores (1)                     410               497              (87)           (17.5)%
                                                         --------          --------         --------         --------
   Total other gross profit PVR, as reported             $    857          $    817         $     40              4.9%
                                                         ========          ========         ========         ========

Gross Profit - (continued)                              For the Nine Months Ended
                                                               September 30,
                                                         --------------------------         Increase            %
(in thousands, except per vehicle data)                    2005              2004          (Decrease)         Change
---------------------------------------                  --------          --------         --------         --------
Total gross profit:
   Same store                                            $ 25,816          $ 25,221         $    595              2.4%
   Other stores (1)                                         1,578             3,682           (2,104)           (57.1)%
                                                         --------          --------         --------         --------
      Total gross profit, as reported                    $ 27,394          $ 28,903         $ (1,509)            (5.2)%
                                                         ========          ========         ========         ========
   Gross profit percentage                                   14.5%             14.2%
                                                         ========          ========

      (1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

      * - Percentage is 100% or greater.

      The percentages used in the gross profit discussion below are from the above table.

      Total gross profit decreased $1.5 million, or 5.2%, to $27.4 million for the nine months ended September 30, 2005, from $28.9 million for the nine months ended September 30, 2004. Same store total gross profit increased $0.6 million, or 2.4% to $25.8 million for the nine months ended September 30, 2005, from $25.2 million for the nine months ended September 30, 2004. Same store gross profit on new retail vehicle sales increased less than $0.1 million, or 0.8%, to $7.3 million for the nine months ended September 30, 2005, from $7.2 million for the nine months ended September 30, 2004. The increase in gross profit is primarily attributable to a 2.2% increase in unit sales partially offset by a 1.5% decrease in new retail gross profit per unit. It is expected that margins on new vehicles will continue to be under pressure as the manufacturers continue to contend with competitive pricing issues. Similar to revenues, the increase was due mostly to the Toyota dealerships partially offset by a decline at the Lincoln Mercury dealerships.

      Same store gross profit on used vehicle retail sales decreased less than $0.1 million, or 1.8%, to $4.2 million for the nine months ended September 30, 2005, from $4.2 million for the nine months ended September 30, 2004. The overall decrease is attributable to the 6.2% decrease in units sold partially offset by a 4.7% increase in average gross profit per unit. The company strives to maintain a certain gross profit percentage, so the increase in the average revenue per vehicle sold at retail should translate into a higher gross profit per unit. In addition, strength in the wholesale market, during the first half of the year, enabled the company to increase its wholesale gross profit compared to the prior year.

      Same store parts and service gross profit increased $0.5 million, or 5.7%, to $8.6 million for the nine months ended September 30, 2005, from $8.1 million for the nine months ended September 30, 2004 primarily due to the 5.1% increase parts and service revenues. Similar to revenues, the increase is primarily attributable to the Toyota dealerships.

      Selling, General and Administrative Expenses ("S,G&A")

      S,G&A decreased $1.9 million, or 7.5%, to $23.5 million for the nine months ended September 30, 2005 from $25.4 million for the nine months ended September 30, 2004. This decrease was primarily attributable to the closing of the used car outlet in August 2004 and the transfer of the Westwood dealership in May 2005 (together totaling $2.1 million). Additional decreases totaled approximately $0.3 million, comprising primarily of decreases in rent and related building costs ($0.1 million), legal and professional fees ($0.1 million) and data processing costs ($0.1 million). The decrease in rent is primarily due to purchasing a building in September 2004, which Hometown had previously rented. The decrease in legal and professional fees was due to the settlement of certain litigation at the end of 2004, partially offset by legal costs incurred during the third quarter of 2005 associated with a class action lawsuit ($0.1 million). See Note 9 to the unaudited consolidated financial statements. The decrease in data processing costs is primarily due to the expiration of certain contracts where the ongoing costs for the similar service have decreased under the terms of the new contracts. Partially offsetting these are costs associated with the Exchange Agreement of $0.5 million. See Note 10 to the unaudited consolidated financial statements.

      Other Income

      In May 2005, Hometown completed the transfer of certain assets in relation to the settlement of litigation matters resulting in a gain of approximately $587,000 recorded in Other Income. See Note 9 to the unaudited consolidated financial statements.

      Interest Expense

      Interest expense increased $0.2 million, or 8.3%, to $2.6 million for the nine months ended September 30, 2005, from $2.4 million for the nine months ended September 30, 2004. The increase is primarily due to an increase of floorplan interest expense resulting from higher interest rates partially offset by decreased borrowings resulting from one less dealership in 2005 compared to 2004 and lower average inventories at the remaining dealerships.

      Provision for income tax

      The effective income tax rate was 40% in the nine months ended September 30, 2005 and 27% in the same period of 2004. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2005 rate reflects the expected effective tax rate for the year. The 2004 rate reflects the expected full year effective tax rate of 40% adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes. At December 31, 2004 deferred taxes were adjusted primarily to reflect a reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2005.

      Net Income

      Net income increased $0.3 million to $1.2 million for the nine months ended September 30, 2005, from $0.9 million for the nine months ended September 30, 2004. The increase is primarily due to a gain on transfer of certain assets in relation to settlement of litigation recorded in Other Income. See above for explanation of other changes.

      Earnings Per Share, Basic and Diluted and Weighted Average Shares

      "Basic earnings (loss) per share" is computed by dividing net income
(loss) by the weighted average common shares outstanding. "Diluted earnings
(loss) per share" is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See Note 4 to the unaudited consolidated financial statements.

      The basic and diluted income per share for the nine months ended September 30, 2005 is $0.19 and $0.18, respectively. The basic and diluted income per share for the nine months ended September 30, 2004 was $0.12.

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

      Cash and Cash Equivalents

      Total cash and cash equivalents was $5.8 million and $6.1 million at September 30, 2005 and December 31, 2004, respectively.

      Cash Flow from Operations

      The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

                                                        Nine months ended
      (in thousands)                                     September 30,
      --------------                                   ------------------
                                                          2005       2004
                                                       -------    -------

      Net cash provided by operating activities        $ 5,310    $ 2,016
      Net cash (used in) investing activities             (132)    (1,821)
      Net cash (used in) financing activities           (5,473)      (610)
                                                       -------    -------
      Net (decrease) in cash and cash equivalents      $  (295)   $  (415)
                                                       =======    =======

      For the nine months ended September 30, 2005, net cash provided from operations of $5.3 million primarily consists of: (i) net income of $1.2 million plus non-cash items of $1.2 million (totaling $2.4 million), (ii) a decrease in inventory of $9.3 million less the decrease in floor plan liability - trade of $5.3 million, (iii) a decrease in accounts receivable of $0.3 million, primarily due to owning one less dealership; partially offset by (iv) a decrease in accounts payable and accrued expenses of $0.9 million, primarily due to payment of litigation settlements and owning one less dealership, (v) an increase in prepaid expenses and other current assets of $0.1 million, (vi) prepaid income taxes of $0.2 million, and (vii) amortization of deferred revenue of $0.2 million. Inventory and related floor plan liability (trade and non-trade) decreased due to improved new vehicle inventory management. Net cash used in investing activities of $0.1 million is due to miscellaneous capital expenditures. Net cash used in financing activities of $5.5 million is due to:
(i) the net change in non-trade floorplan notes payable of $4.1 million (which decreased due to a similar change in related inventory, see operating activities) and (ii) principal payments of long-term debt and capital lease obligations of $1.6 million; partially offset by proceeds from long-term borrowings of $0.2 million (used to fund the build-out of the corporate office which was built in December 2004) and exercise of stock options (less than $0.1 million).

      For the nine months ended September 30, 2004, net cash provided from operations of $2.0 million primarily consists of: (i) net income of $0.9 million plus non-cash items of $1.3 million (totaling $2.2 million); (ii) an increase in floor plan liability - trade of $1.2 million less the increase in inventory of $0.1 million; and (iii) an increase in other long term liabilities and deferred revenue of $0.2 million, primarily due to an advance from Hometown's extended service plan provider; partially offset by (iv) an increase in accounts receivable of $1.2 million due to the increased level of sales that occurred in September 2004 compared to December 2003, (v) prepaid income taxes of $0.2 million and (vi) a decrease in accounts payable and accrued expenses of $0.1 million. Inventory and related floor plan liability (trade and non-trade) increased due to dealerships increasing inventory levels in anticipation of increased sales which did not materialize. Total floor plan liability increased more than the increase in inventory due to timing of floor plan payments. Net cash used in investing activities of $1.8 million is due to capital expenditures, primarily the Brattleboro, Vt. building purchased in September 2004 for $1.5 million. Net cash used in financing activities of $0.6 million is due to: (i) principal payments of long-term debt and capital lease obligations of $1.7 million, (ii) the net change (decrease) in non-trade floorplan notes payable of $0.5 million (see operating activities); partially offset by (iii) proceeds from long-term borrowings of $1.4 million and (iv) exercise of warrants of $0.3 million. The long-term borrowings were used to acquire the Brattleboro, Vt. building discussed above.

      Capital Expenditures

      Capital expenditures for fiscal 2005 are expected to be $0.3 million, consisting primarily of equipment purchases and building and leasehold improvements.

      Receivables

      Hometown had $4.7 million in accounts receivable, net at September 30, 2005 compared to $5.1 million at December 31, 2004. The decrease in receivables is due to the transfer of the Westwood dealership ($0.5 million). See Note 9 to the unaudited consolidated financial statements. Partially offsetting this is an increase due to a slight increase in sales in the month of September 2005 compared to December 2004. The majority of accounts receivables, $2.3 million and $2.4 million as of September 30, 2005 and December 31, 2004, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. Also included are amounts due from manufacturers, which was $1.2 million and $1.7 million as of September 30, 2005 and December 31, 2004. These amounts primarily represent payments of rebates and other incentives that are paid on a monthly or quarterly basis. (Also included in due from manufacturers in 2005 is $0.2 million due from Lincoln Mercury related to the Westwood dealership transfer.) The allowance for doubtful accounts is $0.2 million at September 30, 2005 and $0.3 million December 31, 2004. The decrease in the allowance is primarily due to an improvement in the accounts receivable ageing.

      Inventories

      Hometown had $27.9 million in inventories, net at September 30, 2005 compared to $43.4 million at December 31, 2004. The majority of inventory, $18.2 million and $33.6 million as of September 30, 2005 and December 31, 2004, respectively, is new vehicle inventory. The decrease is primarily due one less dealership (Westwood Lincoln Mercury - $6.5 million) along with an improvement (reduction) in inventory levels at our dealerships due to better inventory management. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.5 million and $0.7 million at September 30, 2005 and December 31, 2004, respectively. The decrease in the lower of cost or market adjustment was primarily due to the transfer of the Westwood dealership. See Note 9 to the unaudited consolidated financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan (trade plus non-trade) amounts outstanding at September 30, 2005 of $26.3 million, a 1% change in the prime rate would result in a $0.3 million change to annual floor plan interest expense.

      At September 30, 2005, Hometown invested $4.7 million of excess cash, of which $0.8 million was invested in money market accounts paying a weighted average interest rate of 3.23% at September 30, 2005, and $3.9 million was invested in a Ford Motor Credit Company cash management account paying interest of 7.75% at September 30, 2005. The cash management account interest rate is tied to the rate charged on Hometown's floor plan financing arrangement.

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

      At September 30, 2005, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level to accomplish their objectives.

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

                                     Hometown Auto Retailers, Inc.


November 10, 2005                    By: /s/ Corey E.  Shaker
------------------------             -------------------------------------------
Date                                 Corey E. Shaker
                                     President and Chief Executive Officer


November 10, 2005                    By: /s/ Charles F. Schwartz
------------------------             -------------------------------------------
Date                                 Charles F. Schwartz
                                     Chief Financial Officer