Form 10-K
period 2005-12-31
HOMETOWN AUTO RETAILERS INC
filed 2006-03-31
CIK 1061117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-24669

HOMETOWN AUTO RETAILERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1501703
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1309 South Main Street Waterbury, CT 06706 (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (203) 756-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $3,106,000. Non-affiliates are defined as holders of Class A Common Stock that do not also hold Class B Common Stock. Hometown used closing selling price in the calculation.

The number of shares outstanding of the registrant's Class A and Class B Common Stock, $.001 par value, as of March 24, 2006 was 6,489,389 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

HOMETOWN AUTO RETAILERS, INC.
Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hometown Auto Retailers, Inc. (“Hometown”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Hometown’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Hometown. Although Hometown believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Hometown or any other person that the objectives and plans of Hometown will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Certain Factors That May Affect Future Growth” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1. BUSINESS

Hometown was founded by merger, on June 27, 1997, between Dealer-Co., Inc., a New York Corporation, organized on March 10, 1997 and Hometown Auto Retailers, Inc., a Delaware corporation, organized on June 6, 1997. Until the closing of its initial public offering on July 31, 1998, Hometown conducted no operations under its own name and all revenues were generated by its predecessor companies. On July 31, 1998, Hometown acquired three dealerships, and the predecessor companies, which operate six dealerships, a collision repair center and a factory authorized freestanding service center. In 1999, Hometown also acquired freestanding Lincoln Mercury and Toyota dealerships and added both a Mazda and a Jeep dealership to existing locations. In 2000, Hometown acquired a high-end used car operation, which was added to its Massachusetts location. In 2001, Hometown sold its Morristown, NJ dealership, Lincoln Mercury franchise back to Lincoln Mercury. In 2002, the high-end used car operation was significantly scaled down. In 2003, Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury CT store. In 2005, as described in Item 3 - Legal Proceedings, Hometown settled certain litigation matters, which includes among other things the transfer of certain Westwood Lincoln Mercury Sales, Inc. assets, the transfer to the Vergopia’s of the Westwood Lincoln Mercury franchise, the termination of Hometown’s Westwood, New Jersey lease, and the receipt by Hometown of all of Hometown’s shares owned by the Vergopia’s.

General

Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 8 franchised dealerships located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown’s dealerships offer 9 American and Asian automotive brands, including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, and Toyota.

Hometown’s "Lincoln Mercury Autocare" center located in Connecticut was the pilot facility for Ford's authorized free-standing neighborhood service center concept for the maintenance and light repair of cars and trucks. Free-standing neighborhood service centers are an innovative attempt by the automobile retail industry to recapture repair and maintenance business which has been lost in recent decades to chain and independent service businesses. These service centers are designed to enhance customer convenience by operating during extended hours, servicing vehicles without prior appointment and offering quick turnaround.

Operating Strategy

Hometown will seek to consolidate operations and increase the profitability of its existing dealerships by using a strategy that combines its "best in class" operating practices with the advantages of its established customer base, local presence and name recognition. Each of Hometown’s dealerships will use a core operating strategy specifically designed to produce a high "shop absorption rate," a high rate of service retention and a high ratio of retail used to new car sales, all in order to maximize profitability and provide insulation from the cyclical nature of new car sales. “Shop absorption rate” is the percentage of a dealership’s fixed expenses that are covered or absorbed by the gross profit of the parts and service departments.

Hometown believes that the following factors, coupled with its established organizational structure, will help it achieve its operating strategy:

•
Strong Regional Focus. Hometown’s eight franchised dealerships are located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown believes that proximity of its dealerships to one another will contribute to ease of management, more effective control of dealership operations, increased sales from coordinated marketing of new cars, used cars and livery vehicles and cost savings from coordinated auction purchasing, car transport and other activities.

•
Established Customer Base. Hometown believes that its existing dealerships have good local reputations and have strong local name recognition. Through "owner-loyalty" and similar programs, Hometown believes it has established a customer base that looks to its existing "hometown" dealership as its first choice in buying replacement vehicles. See “Dealership Operations - Parts and Service” for a description of “owner-loyalty program”.

•
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

•	Focus on Higher Margin Operations

•
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

•
Used Car Sales. The sale of used vehicles is emphasized at each of Hometown’s dealerships. Typically, used vehicle sales generate higher gross margins than new vehicle sales. Hometown seeks to attract customers and enhance buyer satisfaction by offering multiple financing options and extended warranties on used vehicles.

•
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

•
Brand Diversity. Hometown's dealerships offer 9 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, and Toyota. Hometown believes that brand diversity helps to insulate it from changes in consumer preferences, short supplies of particular automotive models and negative publicity concerning a particular Manufacturer or vehicle model.

•
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

Dealership Operations

Hometown’s established operating practices and procedures, including the management and pricing of inventories of new and used vehicles, are regularly reviewed and updated by the Chief Executive Officer and members of Hometown’s operating management. Each of Hometown’s dealerships use a management structure that promotes and rewards the achievement of benchmarks set by senior management. Each local general manager of a Hometown dealership is ultimately responsible for the operation, personnel and financial performance of that dealership. Each general manager is complemented with a management team generally consisting of a new vehicle sales manager, a used vehicle sales manager, service and parts managers and finance and insurance (“F&I”) managers. The general manager and the other members of each dealership management team, as long-time members of their local communities, are typically best able to judge how to conduct day-to-day operations based on the team's experience in and familiarity with its local market. Certain members of Hometown’s senior management also serve as general managers of particular dealerships. Each dealership engages in a number of inter-related businesses: new vehicle sales; used vehicle sales; service and parts operations; and F&I.

New Vehicle Sales. Hometown's dealerships represent 9 American and Asian brands of lower, mid and higher priced sport and family cars and light trucks, including sport utility vehicles. Hometown believes that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one Manufacturer and reduces its exposure to supply problems and product cycles.

The following table sets forth for 2005 and 2004, certain information relating to the brands of new vehicles sold at retail by Hometown:

	For the Years Ended December 31,
	2005		2004
BRANDS	Number	Percentage	Number	Percentage

TOYOTA	2,902	53.0%	2,851	45.9%
CHEVROLET	686	12.5%	759	12.2%
LINCOLN/MERCURY	630	11.5%	1,373	22.1%
FORD	558	10.2%	601	9.7%
MAZDA	368	6.7%	351	5.6%
DODGE	138	2.5%	105	1.7%
CHRYSLER	111	2.0%	71	1.1%
JEEP	85	1.6%	97	1.6%
OTHER	0	0.0%	7	0.1%

Total	5,478	100.0%	6,215	100.0%

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

The following table shows actual vehicle sales by Hometown from 2001 through 2005.

	Number of Used and New Vehicles Sold
	2005	2004	2003	2002	2001

Used Vehicles - Retail	2,848	3,329	3,683	4,128	4,874
Used Vehicles - Wholesale	3,077	3,576	3,144	2,857	3,105
New Vehicles	5,478	6,215	6,910	6,432	6,230
Total Sales	11,403	13,120	13,737	13,417	14,209

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

Hometown believes that franchised dealership strengths in offering used vehicles include: (i) access on new vehicle purchase to trade-ins which are typically lower mileage and higher quality relative to trade-ins on used car purchases, (ii) access to late-model, low mileage off-lease vehicles, rental returns and Manufacturer demos, and (iii) the availability of Manufacturer certification and extended Manufacturer warranties for higher quality used vehicles. Hometown believes that a well-managed used vehicle operation at each location affords it an opportunity to: (i) generate additional customer traffic from a wide variety of prospective buyers, (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins, (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle, and (iv) increase ancillary product sales, particularly F&I, to improve overall profitability. Hometown also maintains a “virtual” used car lot through its website “htauto.com”. Customers can see digital images of most of Hometown’s pre-owned inventory, updated weekly, at all their locations. In addition, sales people and managers can search other Hometown locations to fulfill customer needs for used cars or trucks not at the specific location that a customer may be in. This potentially eliminates many customers from leaving one Hometown location without seeing what they need.

Parts and Service. Hometown regards service and repair activities as an integral part of its overall approach to customer service, providing an opportunity to foster ongoing relationships with its customers and deepen customer loyalty. Hometown provides parts and service at each of its franchised dealerships for the vehicle brands sold by these dealerships. Maintenance and repair services are provided at 8 dealership locations and one factory authorized neighborhood service center.

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

Finance, Insurance and Other Revenue. Hometown dealerships arrange financing for their customers' vehicle purchases, sell vehicle service contracts and arrange selected types of credit insurance in connection with the financing of vehicle sales. The dealerships place heavy emphasis on F&I and offer advanced F&I training to their F&I managers. During 2005, Hometown arranged financing for approximately 75% of new and used vehicles sold at retail to its customers. Typically, the dealerships forward proposed financing contracts to finance companies owned and operated by the Manufacturers or to selected commercial banks or other financing parties. The dealerships receive a finance fee from the lender for arranging the financing and may be assessed a charge-back against a portion of the finance fee if the contract is terminated prior to its scheduled maturity for any reason, including early repayment or default. The time period whereby Hometown is subject to charge-backs is generally from 90 days to 180 days. For certain other contracts Hometown is subject to charge-backs for the life of the loan. Hometown pays for this in the form of a reduction of the finance fee.

At the time of a new vehicle sale, Hometown offers extended service contracts to supplement the Manufacturer's warranty. Additionally, Hometown sells primary service contracts for used vehicles, as well as service contracts of third party vendors.

Hometown also offers three types of insurance to customers: (i) credit life insurance pays off the remaining balance of the vehicle loan upon the death of the insured, (ii) disability insurance makes the monthly loan payments on behalf of the insured during a period of disability and (iii) gap insurance ensures that the loan is paid in full if the vehicle becomes totally inoperable due to an accident. Hometown’s dealerships typically receive one-half of the premiums as a commission for selling these products. Insurance revenues for the year ended December 31, 2005 were less than 1% of total Finance, Insurance and Other Revenues.

Company Guarantees

Hometown may guaranty or partially guaranty loans advanced by financial institutions to certain customers. It is Hometown’s policy to provide reserves for potential future default losses based on available historical information.

In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. Hometown recorded the lease as a capital lease. As of December 31, 2005 the mortgage debt balance is $4.0 million, which equals the capital lease obligation. On February 28, 2006, Rellum Realty Company refinanced their mortgage. As part of that refinancing, Hometown was released from its guaranty of the mortgage debt. See Notes 8, 9 and 10 to the consolidated financial statements.

Company Warranties

Hometown’s new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty; whereby the part and certain labor costs are covered under the limited manufacturer warranty. Also, certain Hometown dealerships provide a ten-year 250,000-mile limited engine warranty on new vehicles. The cost of this warranty is charged to the cost of sale of the vehicle. The warranty covers certain parts and labor for ten-years or until the vehicle reaches an odometer reading of 250,000 miles, whichever comes sooner. The warranty is insured, making the cost of the warranty fixed for Hometown. The insurance company pays costs associated with the warranty work to Hometown.

Hometown records a reserve referred to as “policy” for used vehicle warranties and the labor portion of service warranties based on available historical information. Also included in this reserve are (i) the costs associated with free products or services that may be offered to a retail customer for purposes of maintaining goodwill with that particular service customer or new or used vehicle customer, or (ii) the free products or service may be part of a service maintenance program whereby customers may receive certain services for free if they maintain a certain level of service at the dealership. At December 31, 2005 and 2004, Hometown has a reserve of $202,000 and $208,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs, including free parts and service, over the last twelve months. While Hometown believes its estimated liability for product warranties and free parts and service is adequate and that the judgment applied is appropriate, the estimated liability for product warranties and free parts and service could differ materially from future actual costs.

Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales prior to July 1, 2003 in Connecticut dealerships discussed in Note 2 to the consolidated financial statements.

Seasonality

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Toyota Motor Sales, U.S.A., Inc. has extended Hometown’s current Toyota Dealer Agreement on a periodic basis since March of 2003. The most recent extension was for a period of three months through May 18, 2006. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit’s financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopias as discussed in Item 3. - Legal Proceedings and in Note 15 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota’s requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown’s Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2005 had combined revenues of $104.0 million and pre-tax income before allocation of corporate costs of $2.4 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships and that it has undertaken reasonable steps to alleviate the concerns expressed by Toyota. However, there can be no assurance that Toyota will enter into a new dealer agreement with Hometown and Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

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

The New England Subsidiaries consist of the business operations and real estate holdings of Hometown located in the States of Connecticut, Massachusetts and Vermont. They include ERR Enterprises, Inc., Family Ford, Inc., Shaker’s, Inc., Shaker’s Lincoln/Mercury Auto Care, Inc., Hometown Brattleboro, Inc., Hometown Auto Framingham, Inc., Bay State Realty Holdings, Inc. and Brattleboro Realty Holdings, Inc.

The automobile franchises operated by the New England subsidiaries include:
•	Bay State Lincoln Mercury (Framingham, Mass.),
•	Brattleboro Chrysler Jeep Dodge (Brattleboro, Vt.),
•	Family Ford (Waterbury, Conn.),
•	Shaker’s Lincoln Mercury (Watertown, Conn.),
•	Wellesley Mazda (Wellesley, Mass.),
•	Shaker’s Auto Care (Naugatuck, Conn.).

The New England subsidiaries also include the following real estate holding companies:
•	Baystate Realty (Framingham, Mass.), and
•	Brattleboro Realty (Brattleboro, Vt.).

Following the split-off of the above-described assets and liabilities to Shaker Auto Group, Hometown Auto will operate the following automobile franchises:
•	Muller Chevrolet (Stewartsville, N.J.);
•	Muller Toyota (Clinton, N.J.), and
•	Toyota of Newburgh, (New Windsor, N.Y.).

The consummation of the exchanges is subject to various contingencies, including approval of Hometown’s manufacturers to the transfer of the automobile franchises to Shaker Auto Group, Inc., and approval of various lenders to the release of Hometown from certain liabilities and the assumption of certain liabilities by Shaker Auto Group, Inc.

In connection with the transactions, Hometown anticipates that it will secure a term loan of up to $6.5 million, with $5 million to be used for the cash contribution to be made to Shaker Auto Group (as explained above), $1.1 million for financing the split-off costs and associated severance costs, and the $0.4 million balance for working capital for Hometown. As of December 31, 2005, Hometown has incurred approximately $0.5 million of the aforementioned split-off costs, which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown’s Consolidated Statements of Operations for the Year Ended December 31, 2005.

Following the split-off, Hometown Auto will have a total of 3,884,979 common shares (3,108,227 Class A common shares and 776,752 Class B common shares), with William C. Muller, Jr. (and his immediate and extended family) holding 367,500 Class A common shares and 776,752 Class B common shares of Hometown Auto. [Note: Hometown Auto Class B common shares have 10 for 1 voting rights versus Class A common shares which are voted on a 1 to 1 basis.]

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

On June 2, 2005, Hometown issued a press release describing the general terms of the proposed exchange transactions and disclosing the approval of the transactions by the Board of Directors and by a majority of the voting power to the Company’s Common Stock. The press release and the Exchange Agreement were filed with the Securities and Exchange Commission, as part of the Company’s Form 8-K filed on June 2, 2005.

On June 17, 2005, Hometown filed a Preliminary Schedule 14C Information Statement (“Information Statement”) with the Securities and Exchange Commission which describes the proposed exchange transactions. The Preliminary Schedule 14C Information Statement included the disclosure that the members of the Board of Directors of the Company were sent a letter dated June 14, 2005 signed by Steven Bronson, Louis J. Meade and Leonard Hagan, which letter was included in an amendment to a Schedule 13D filed by Steven Bronson with the Securities and Exchange Commission on June 15, 2005. In the letter, Messrs. Bronson, Meade and Hagan (the “Holders”) stated that they own an aggregate of 16.31% of the Company’s Class A Common Stock. In the letter, the Holders also stated their belief that the Exchanges will have a material adverse effect on the Company and the shareholders who are not parties to the Exchanges, and are not in the best interests of the Company and its shareholders. They further stated their belief that the Exchanges violate the Board’s statutory and common law fiduciary duties and demand that the Company abandon the Exchanges, that the Board appoint a new Compensation Committee, that the President of the Company resign, that the Board appoint a Special Committee to explore all options for maximizing shareholder value, including conversion of the Company’s Class B Common Stock into Class A Common Stock, that provision be made for minority shareholder representation on the Board, and that the Shaker Group reimburse the Company for its costs in pursuing the Exchanges.

On July 8, 2005 Hometown issued a press release in which it announced (i) its receipt of notice of the lawsuit which is described above, see Note 15 - “Litigation” to the consolidated financial statements, in which the plaintiffs seek equitable and monetary relief, including rescission of the Exchange Agreement, and (ii) an indefinite delay in the mailing of the Information Statement to Hometown’s stockholders. The press release was also filed with the Securities and Exchange Commission, as part of Hometown’s Form 8-K filed on July 8, 2005.

The Press Release also announced that the staff of the Securities and Exchange Commission had asked the Company to delay sending the information statement describing the proposed exchanges to its shareholders pending the resolution of certain issues that had been raised by the staff with respect to the Company’s annual report on Form 10-K for the period ended December 31, 2004 and its quarterly report on Form 10-Q for the period ended March 31, 2005. On September 21, 2005 the Company filed Amendment No. 1 on Form 10-K/A to the previously filed Annual Report on Form 10-K for the year ended December 31, 2004 and also filed Amendment No. 1 on Form 10-Q/A to the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. On September 22, 2005 the Securities and Exchange Commission issued a letter to the Company stating they completed their review of the filings and that they had no further comments.

In light of the potential adverse effects which the commencement of the Delaware litigation may have upon the Company and the proposed exchanges, as well as a variety of other factors, the Company is unable to predict when, or if, it will send the information statement concerning the proposed exchanges to its shareholders or when the proposed exchanges will be consummated.

Subsequent Events

On February 9, 2006 Hometown completed the acquisition of a Nissan franchise. Pursuant to the terms of the Asset and Franchise Purchase Agreement, Hometown purchased a Nissan sales and service franchise and certain assets including customer lists, certain new parts and accessories, special tools and new vehicle inventory. Hometown did not assume any liabilities. The purchase price was $2.0 million plus approximately $0.1 million for certain special tools and parts and accessories. In addition, Hometown received a credit for holdbacks, floor plan assistance and advertising credits of less than $0.1 million and assumed the new vehicle inventory on hand which was financed under Registrant’s existing floor plan financing with Ford Motor Credit Corporation.

With regard to the pending Exchange Agreement (see Note 19 to the consolidated financial statements) with the New England Subsidiaries of Hometown and the stockholders of Hometown in the Shaker Group, the assets acquired under the Asset and Franchise Purchase Agreement were acquired by Hometown Auto Framingham, Inc., one of the New England Subsidiaries and all of the indebtedness relating to the acquisition is in favor of and secured only by the assets of the New England Subsidiaries. Accordingly, in the event that the exchanges are ultimately consummated, it is anticipated that the assets and the indebtedness related thereto will become the sole obligation of the New England Subsidiaries and Hometown will have no interest in the assets and no obligation with respect to the indebtedness incurred in connection with the acquisition of such assets.

The acquisition described above was funded through the completion of several simultaneous financing transactions on February 9, 2006 including: (i) the pay-off (prepayment) of a real estate mortgage note payable of $4.3 million (plus a $1.0 million prepayment yield maintenance fee described below); (ii) a $6.0 million real estate mortgage note payable from Ford Motor Credit Company (the “Mortgage Loan”); and (iii) a $1.5 million capital loan from Ford Motor Credit Company (the “Capital Loan”).

The prepayment of the real estate mortgage note payable required payment of a “yield maintenance” fee defined generally as the “excess, if any, of the value of all remaining payments, discounted to the prepayment date, over the outstanding loan amount.” The yield maintenance fee was calculated to equal $1.0 million and will be expensed in the Hometown’s Consolidated Statement of Operations in the first quarter of 2006.

The Mortgage Loan bears interest at a rate, variable monthly, equal to 2.75% per annum above the LIBOR Rate (which as of the closing on the Mortgage Loan resulted in an effective rate of 7.24%), and is payable in 59 unequal, consecutive monthly installments of principal commencing on the first day of the second month following the closing, together with accrued interest, based upon a 240 month amortization, with a final balloon payment due upon maturity five (5) years from the first payment date.

The Mortgage Loan is unconditionally guaranteed by the following corporate subsidiaries of the Registrant (collectively, the “Corporate Guarantors”): Hometown Auto Framingham, Inc., Family Ford, Inc., Shakers, Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., and by certain shareholders (the “Individual Guarantors”). Hometown has agreed to indemnify the Individual Guarantors in the event that the Exchange Agreement is not consummated. The Mortgage Loan is secured by a first mortgage on real estate and improvements owned by the Borrower at 571 Worcester Road, Framingham, Massachusetts (the “Property”), a first security interest in the Borrower’s and each Corporate Guarantor’s personal property, a collateral assignment of a lease by and between the Borrower and Hometown Auto Framingham, Inc., and a collateral assignment of all leases of real or personal property used in connection with the Property. Furthermore, the Mortgage Loan is “cross-defaulted” and “cross-collateralized” with: (i) the Capital Loan from Lender to Hometown Auto Framingham, Inc. recited below; (ii) a Wholesale Line of Credit made by Lender to Hometown Auto Framingham, Inc. dated March 2, 2001; (iii) a Wholesale Line of Credit made by Lender to Family Ford, Inc. dated February 28, 2001; (iv) a Wholesale Line of Credit made by Lender to Shakers Inc. dated February 28, 2001; (v) a Wholesale Line of Credit made by Lender to Hometown Brattleboro, Inc. dated March 2, 1001; (vi) any and all other loans now or hereafter outstanding made by Lender to Borrower and/or the Guarantors; and (vii) any and all extensions, increases, amendments, renewals and modifications of the foregoing obligations.

The Capital Loan bears interest at a variable rate, equal to 2.50% per annum above the Prime Rate (which as of the closing on the Capital Loan resulted in an effective rate of 10.0%), and is payable in 59 consecutive monthly installments of principal in the amount of $12,500 each commencing on the fifteenth day of the first month following the closing, together with accrued interest, with a final balloon payment due upon maturity five (5) years from the closing date. The Capital Loan was made to Hometown Auto Framingham, Inc. (the “Borrower”) by the Lender and is unconditionally guaranteed by the following corporate subsidiaries of the Registrant (collectively, the “Corporate Guarantors”): Bay State Realty Holdings, Inc., Family Ford, Inc., Shakers, Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., and by certain shareholders. The Capital Loan is secured by a first security interest in the Borrower’s and each Corporate Guarantor’s personal property, and is also “cross-defaulted” and “cross-collateralized” with: (i) the Mortgage Loan from Lender to Bay State Realty Holdings, Inc. recited above; (ii) a Wholesale Line of Credit made by Lender to Hometown Auto Framingham, Inc. dated March 2, 2001; (iii) a Wholesale Line of Credit made by Lender to Family Ford, Inc. dated February 28, 2001; (iv) a Wholesale Line of Credit made by Lender to Shakers Inc. dated February 28, 2001; (v) a Wholesale Line of Credit made by Lender to Hometown Brattleboro, Inc. dated March 2, 1001; (vi) any and all other loans now or hereafter outstanding made by Lender to Borrower and/or the Guarantors; and (vii) any and all extensions, increases, amendments, renewals and modifications of the foregoing obligations.

Both the Mortgage Loan and the Capital Loan were made with Lender’s understanding that the Borrowers and the Guarantors would not be prohibited from completing the pending Exchange Agreement. The Borrowers and Corporate Guarantors under the Mortgage Loan and the Capital Loan comprise the New England Subsidiaries (as described in the Exchange Agreement), and Hometown is neither a Borrower nor a Guarantor under either Loan. Accordingly, in the event that the exchanges under the Exchange Agreement are ultimately consummated, it is anticipated that the indebtedness under the Mortgage Loan and the Capital Loan will remain the sole obligation of the New England Subsidiaries and the Registrant will have no obligation with respect to the indebtedness under the Mortgage Loan and the Capital Loan.

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

Hometown's business also involves the use of aboveground and underground storage tanks. Under applicable laws and regulations, Hometown is responsible for the proper use, maintenance and abandonment of regulated storage tanks owned or operated by it and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks. In addition to these regulated tanks, Hometown owns and operates other underground and aboveground devices or containers (e.g. automotive lifts and service pits) that may not be classified as regulated tanks, but which are capable of releasing stored materials into the environment, thereby potentially obligating Hometown to remediate any contamination of soils or groundwater resulting from such releases.

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

Employees

As of December 31, 2005, Hometown employed 297 people, of whom approximately 50 were employed in managerial positions, 66 were employed in non-managerial sales positions, 131 were employed in non-managerial parts and service positions and 50 were employed in administrative support positions.

Hometown believes that its relationships with its employees are favorable. None of the employees is represented by a labor union. Because of its dependence on the Manufacturers, Hometown may, however, be affected by labor strikes, work slowdowns and walkouts at the manufacturing facilities of their Manufacturers or of suppliers to, or shippers for, their Manufacturers.

1A. RISK FACTORS

CERTAIN FACTORS THAT MAY AFFECT GROWTH AND PROFITS

The following factors may affect the growth or profits of Hometown and should be considered by any prospective purchaser of Hometown’s securities:

The Split-Up of Hometown Could Have an Adverse Impact on the Future Business of Hometown

On June 1, 2005 the Board of Directors of Hometown approved the organization of Shaker Auto Group, Inc. as a wholly-owned subsidiary of the Company. Following the organization of Shaker Auto Group, Inc., the Board of Directors authorized Hometown to contribute to Shaker Auto Group, Inc. all of the issued and outstanding shares of stock of each of its New England subsidiaries, and to receive in exchange therefore all of the issued and outstanding shares of stock of Shaker Auto Group, Inc. The New England subsidiaries include ERR Enterprises, Inc., Family Ford, Inc., Shaker’s, Inc., Shaker’s Lincoln/Mercury Auto Care, Inc., Hometown Brattleboro, Inc., Hometown Auto Framingham, Inc., Bay State Realty Holdings, Inc. and Brattleboro Realty Holdings, Inc. This transaction is called the “First Exchange”. As part of the First Exchange, Hometown will also make a cash payment to Shaker Auto Group, Inc. in order to provide Shaker Auto Group, Inc. with necessary working capital. The amount of cash that Hometown will contribute to Shaker Auto Group, Inc. will equal $5 million (adjusted for fluctuations in the value of the used cars, parts and accessories, accounts receivable, accounts payable, and accrued expenses of the New England subsidiaries). Hometown anticipates that it will borrow up to $6.5 million in order to make this cash contribution to Shaker Auto Group, Inc., to finance the costs associated with the exchange, and to obtain working capital.

In addition, on June 1, 2005 the Board of Directors of Hometown authorized that, immediately following the consummation of the First Exchange, all of the outstanding shares of stock of Shaker Auto Group, Inc. will be exchanged for all of the outstanding shares of Class A Common Stock and Class B Common Stock of Hometown that are owned by the members of the Shaker Group. The Shaker Group includes Corey Shaker (individually and as custodian for Lindsay Shaker, Kristen Shaker and Edward Shaker), Edward Shaker Family Trust, Joseph Shaker, Shaker Irrevocable Trust, Richard Shaker Family Trust, Steven Shaker, Janet Shaker, Paul Shaker, Edward D. Shaker, Edward Shaker, Lillian Shaker, Richard Shaker and Rose Shaker. This transaction is referred to as the “Second Exchange”.

If the First Exchange and the Second Exchange are consummated and the split-up of Hometown occurs, then:

•	The stockholders of Hometown will no longer have any interest in the New England subsidiaries, and so will not be able to share in any future growth in the business of the New England subsidiaries.
•	The business of Hometown will be less geographically dispersed, thereby making it more susceptible to regional fluctuations in business activity.
•
The business of Hometown will no longer have the benefit of the revenue generated by the New England subsidiaries. Hometown would have had revenues of approximately $131.7 million and $129.4 million in 2005 and 2004, respectively, without the New England subsidiaries. Hometown also would have had gross profit of approximately $18.8 million and $18.7 million in 2005 and 2004, respectively, without the New England subsidiaries.

•	The ratio of Hometown’s outstanding debt to its total stockholders’ equity will increase significantly due to the borrowing, which Hometown will undertake to consummate the exchanges.

•
Hometown will be selling vehicles produced by a smaller number of manufacturers, and therefore will be more dependent on the public’s willingness to purchase the vehicles of a smaller number of manufacturers.

A Decrease In Consumer Demand For Our New Vehicle Lines Or The Failure Of Its Manufacturer Could Adversely Affect The Results Of Our Operations.

Our business is significantly dependent upon the sale of new vehicles from Toyota Motors, Ford Motors and Chevrolet. For the year ended December 31, 2005, Toyota Motor, Ford Motor and Chevrolet accounted for 53.0%, 21.7% and 12.5% of our new vehicle sales, respectively. New vehicle sales generate the majority of our gross revenue and lead to sales of higher-margin products and services such as used vehicle sales, finance and insurance products and repair and maintenance services. In addition, the success of each of our franchises is also dependent to a great extent on the success of the respective manufacturer, including its financial condition, marketing, vehicle demand, production capabilities and management. If one or more of these manufacturers were to suffer from labor strikes, negative publicity, including safety recalls of a particular vehicle model, or a decrease in consumer demand for its products, our results of operations could be materially and adversely affected.

The Failure To Meet Manufacturers’ Customer Satisfaction Requirements Could Limit Our Ability To Acquire Additional Dealerships And Participate In Manufacturers’ Incentive Programs.

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

Manufacturers' Control over Dealerships

The dealerships operated by Hometown sell cars and light trucks pursuant to franchise or dealership agreements with Ford Motor, GM, Toyota Motor, Chrysler and Mazda. Through the terms and conditions of these agreements, such Manufacturers exert considerable influence over the operations of Hometown’s dealerships. Each of these agreements includes provisions for the termination or non-renewal of the manufacturer-dealer relationship for a variety of causes including any unapproved change of ownership or management and other material breaches of the franchise agreement.

Toyota Motor Sales, U.S.A., Inc. has extended Hometown’s current Toyota Dealer Agreement on a periodic basis since March of 2003. The most recent extension was for a period of three months through May 18, 2006. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit’s financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopias as discussed in Item 3. - Legal Proceedings and in Note 15 to the consolidated financial statements. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota’s requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown’s Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2005 had combined revenues of $104.0 million and pre-tax income before allocation of corporate costs of $2.4 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships and that it has undertaken reasonable steps to alleviate the concerns expressed by Toyota. However, there can be no assurance that Toyota will enter into a new dealer agreement with Hometown and Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

To its knowledge, Hometown has, to date, complied with its other dealership agreements. There can be no assurance, however, that Hometown will not from time to time fail to comply with particular provisions of some or all of these agreements. Although such agreements generally afford Hometown a reasonable opportunity to cure violations, if a Manufacturer were to terminate or decline to renew one or more of Hometown’s significant agreements, such action could have a material adverse effect on Hometown and its business.

If Automobile Manufacturers Discontinue Incentive Programs, Our Sales Volume or Profit Margin Could Be Materially and Adversely Affected.

We depend on manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support new vehicle sales. Manufacturers often make many changes to their incentive programs during each year. Some key incentive programs include:
•	customer rebates on new vehicles;
•	dealer incentives on new vehicles;
•	special financing or leasing terms;
•	warranties on new and used vehicles; and
•	sponsorship of used vehicle sales by authorized new vehicle dealers.

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

Future Losses May Threaten The Viability Of Our Business.

Hometown had net income of $1.3 million for the year ended December 31, 2005 compared to net income of $3.9 million and $2.5 million for the years ended December 31, 2004 (restated) and 2003 (restated), respectively. The 2005 period includes a pre-tax gain of $0.6 million (see Note 15 to the consolidated financial statements) as well as costs associated with the Exchange Agreement of $0.5 million and related litigation costs of $0.2 million (see Note 19 and 15, respectively). The 2004 period includes a $2.5 million tax benefit associated with a reduction of a tax valuation allowance. See Note 12 to the consolidated financial statements. The 2003 period included $0.9 million associated with the gain on sale of a Chrysler/Jeep Sales and Service Franchise and $0.6 million associated with a tax benefit recorded primarily due to the reduction of a tax valuation allowance. Although Hometown is currently profitable, if Hometown sustains significant losses in the future, our business could be materially and adversely affected and the value of our common stock might decline.

Our Limited Cash And Working Capital Could Have An Adverse Affect On Our Business.

At December 31, 2005, our total cash and cash equivalents was approximately $6.5 million and our working capital was approximately $3.6 million. If we were to incur net losses in 2006 or subsequent years, then we may have insufficient working capital to maintain our current level of operations or provide for unexpected contingencies. In such event, we will need to seek additional capital from public or private equity or debt funding sources and we may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which could have an adverse affect on our business.

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

The Concentration of Voting Power Could Prevent Our Class A Common Stockholders From Having Any Voice In Our Corporate Affairs.

The holders of our Class B common stock are entitled to ten votes for each share held, while holders of our Class A common stock, are entitled to one vote per share held. Consequently, as of March 24, 2006, the holders of the Class B common stock, who also own approximately 58% of our outstanding common stock of all classes, will control approximately 91% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. Also as of March 24, 2006, our executive officers and directors control approximately 55% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and certain other stockholder actions, and will be in a position to control our policies and operations. Accordingly, absent a significant increase in the number of shares of Class A common stock outstanding or conversion of Class B common stock into Class A common stock, the holders of shares of Class B common stock will be entitled, for the foreseeable future, to elect all members of the Board of Directors and control all matters subject to stockholder approval.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Set forth in the table below is certain information relating to the properties that Hometown uses in its business. Hometown accounts for operating leases on a straight line basis.

Occupant/Trade Name	Location	Use	Lease/Own

Shaker's Lincoln Mercury	831 Straits Turnpike Watertown, CT 06795	New and used car sales; service; F & I	Lease expires in 2013; $274,000 per year with CPI increase in 2009.

Lincoln Mercury Autocare	1189 New Haven Rd. Naugatuck, CT 06770	Service	Owned facility.

Family Ford	1200 Wolcott Street Waterbury, CT 06705	New and used car sales; service; F & I	Lease expires in 2013; $274,000 per year with CPI increase in 2009.

Hometown Auto Retailers, Inc.	1309 South Main St. Waterbury, CT 06706	Administrative and Corporate offices	Lease expires in 2013; $82,000 per year with CPI increase in 2009.

Muller Toyota	Route 31 and Van Syckles Rd. Clinton, NJ 08809	New and used car sales; service; F & I	Lease expires in 2013; $411,000 per year with CPI increase in 2009. The lease is treated as a capital lease. See Note 8, 9 and 10.

Muller Chevrolet	Route 173 and Voorhees Rd. Stewartsville, NJ 08886	New and used car sales; service; F & I	Lease expires in 2013; $452,000 per year with CPI increase in 2009. The lease is treated as a capital lease. See Note 8, 9 and 10.

Wellesley Mazda	965 Worcester Road Wellesley, MA 02181	New and Used car sales; service; F&I	Lease expires 12/22/08 at $216,000 per year, one five year renewal option at the same rent; and option to purchase at the end of term or end of extension term at the then fair market value.

Bay State Lincoln Mercury	571 Worcester Road Framingham, MA 01701	New and used car sales; service; F & I	Owned facility. Mortgage balance of $4,319,000 at 12/31/05. Refinanced February 2006. See Note 8, 10 and 20.

Brattleboro Chrysler Dodge Sales	Route 5, Putney Rd. N. Brattleboro, VT 05304	New and used car sales; service; F & I
Owned facility. Mortgage balance of $979,000 at 12/31/05. Matures May 2019. Annual payments of $113,000. Second mortgage balance of $145,000 at 12/31/05. Matures April 2007. Annual payments of $117,000. See Note 8.

Autos of Newburgh, Inc. d/b/a Toyota of Newburgh	2934 Rte 9 W New Windsor, NY 12553	New and used car sales; service; F & I	Owned facility. Mortgage balance of $2,655,000 at 12/31/05. Matures 5/1/2014. Annual payments of $462,000. See Note 8.

Autos of Newburgh, Inc. d/b/a Toyota of Newburgh	2915 Route 9W New Windsor, NY 12553	Vehicle storage lot	Lease expires 9/30/08 at $12,000 per year.

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

 Muller Group. Hometown leases, for an annual base rental of approximately $411,000 and $452,000 respectively the premises occupied by its Toyota (“Toyota”) dealership in Clinton, New Jersey and its Chevrolet (“Chevy”) dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President - South Division, director and a principal stockholder of Hometown. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. Hometown recorded the lease as a capital lease. As of December 31, 2005 the mortgage debt balance is $4.0 million, which agrees with the capital lease obligation. On February 28, 2006, Rellum Realty Company refinanced their mortgage. As part of that refinancing, Hometown was released from its guaranty of the mortgage debt.

ITEM 3. LEGAL PROCEEDINGS

During the fourth quarter of 2004, Hometown announced that it had resolved in principle to settle the litigation matters described in Footnote 9 in the Notes to Unaudited Consolidated Financial Statements as contained in Hometown’s Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2004. On March 3, 2005 the execution and delivery of a settlement agreement and applicable releases of claims from all parties to the litigation was completed. The settlement agreement settled all claims made by Salvatore A. Vergopia and Edward A. Vergopia, former directors and executive officers of the Corporation, and Janet Vergopia, the wife of Salvatore A. Vergopia (the “Vergopias”). The settlement also finally resolved the related insurance coverage litigation with Universal Underwriters Group and The Chubb Group of Insurance Companies. The gross payment to the Vergopias by all parties was $4 million of which $0.6 million was paid by Hometown in March 2005. The settlement with the Vergopias and the insurers included an exchange of mutual releases of claims among the parties and a withdrawal of all claims with prejudice and without costs or attorneys fees to any party. On May 11, 2005, the parties completed the transfer to the Vergopias of certain Westwood Lincoln Mercury Sales, Inc. assets, including its Lincoln Mercury franchise and the termination of Hometown’s Westwood, New Jersey lease. Hometown received all of the 940,000 shares of Class B Common Stock owned by the Vergopias in March 2005. The Settlement Agreement does not constitute an admission of liability or wrongdoing by any party.

The 940,000 shares of Hometown stock was recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and is shown as a reduction of Stockholders’ Equity of $1.0 million, primarily Additional Paid-in-Capital. (See Statements of Stockholders Equity.) The assets and liabilities transferred to the Vergopias was recorded as a reduction of those accounts at book value on May 11, 2005 resulting in a gain of approximately $0.6 million from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002 and expensed the aforementioned $0.6 million March payment in prior periods.

Hometown Auto Retailers, Inc. d/b/a Muller Toyota, Inc. has been named as one of 1,667 defendants in a complaint filed by Maryann Cerbo, et. al. in the Superior Court of New Jersey in Bergen County and allegedly served upon Hometown on December 30, 2004. The action has been brought on behalf of about 111 named plaintiffs and, purportedly on behalf of a class of individuals and companies who have purchased or leased a motor vehicle from the defendants. Plaintiffs contend that the defendants (a) overcharged for registration and/or title fees; (b) failed to properly itemize documentary costs and governmental costs; (c) charged grossly excessive documentary fees not reasonably related to costs; and (d) failed to disclose that the defendants are not required to perform certain documentary services. It appears from the complaint that plaintiffs have attempted to name as defendants all franchised automobile dealers in the State of New Jersey, as well as a large assortment of other persons and entities. There are no allegations that Hometown ever performed any services for any of the named plaintiffs. The complaint makes certain class action allegations and alleges violations of the New Jersey Consumer Fraud Act as well as common law fraud. The Court has dismissed the portions of the complaint alleging violations of the New Jersey Consumer Fraud Act, common law fraud and conspiracy to commit common law fraud. Hometown does not believe that the eventual outcome of this case will have a material adverse effect upon Hometown’s consolidated financial position or results of operations.

On July 8, 2005 Hometown issued a press release in which it announced its receipt of notice of the commencement of a lawsuit against Hometown and an indefinite delay in the mailing to Hometown’s stockholders of the Information Statement prepared in connection with the Exchange Agreement announced by Hometown on June 2, 2005. The press release was filed with the Securities and Exchange Commission as part of Hometown’s Form 8-K filed on July 8, 2005. See Note 19 to the consolidated financial statements.

The complaint was filed on June 30, 2005 in the Court of Chancery of the State of Delaware by Steven N. Bronson, Louis J. Meade and Leonard Hagan against Hometown Auto Retailers, Inc. and its directors, Corey E. Shaker, William C. Muller, Jr., Joseph Shaker, Bernard J. Dzinski, Jr., Steven A. Fournier, H. Dennis Lauzon and Timothy C. Moynihan. Plaintiffs purport to bring the action individually, derivatively and as a class action on behalf of the public stockholders of Hometown’s Class A shares. The plaintiffs allege in their complaint that the directors and controlling stockholders have breached their fiduciary duties to Hometown and the Class A stockholders, have failed to seek a transaction that would maximize value for Hometown and all it stockholders, and have initiated a transaction that is not fair to Hometown and its public stockholders. The plaintiffs seek equitable and monetary relief, including, rescission of the Exchange Agreement, a preliminary and permanent injunction against the Exchange Agreement transactions, a declaration that the defendants have breached their fiduciary duties, a constructive trust on any assets transferred pursuant to the Exchange Agreement transactions, damages for the injury suffered by plaintiffs and the Class as a result of defendants’ breach of fiduciary duties, certification of the action as a class action, and an order requiring defendants to pay attorneys’ fees and expenses to plaintiffs.

On July 19, 2005, a copy of the complaint as filed in the Court of Chancery of the State of Delaware was filed with the Securities and Exchange Commission by Steven N. Bronson as an Exhibit to Amendment No. 4 to Mr. Bronson’s Schedule 13D filing.

As of December 31, 2005, Hometown has incurred approximately $0.2 million in relation to the complaint, which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown’s Consolidated Statements of Operations for the Year Ended December 31, 2005.

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

Price Range of Common Stock	Bid Prices
	High	Low
Year Ended 2004

First Quarter	$2.00	$1.05

Second Quarter	$1.40	$0.95

Third Quarter	$1.25	$0.71

Fourth Quarter	$0.87	$0.68

Year Ended 2005

First Quarter	$1.30	$0.76

Second Quarter	$1.41	$1.05

Third Quarter	$1.97	$1.17

Fourth Quarter	$1.75	$1.15

(b) Holders

As of March 24, 2006, the number of record holders of the Class A Common Stock of Hometown was 50. Hometown believes it has more than 700 beneficial holders.

(c) Dividends

The holders of Common Stock are entitled to receive such dividends as may be declared by Hometown’s Board of Directors. Hometown has not paid and does not expect to declare or pay any dividends in the foreseeable future.

(d) Equity Compensation Plan Information

There are no new compensation plans in 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements of Hometown.

	For the Years Ended December 31,
	(in thousands, except share and per share data)
	2005	2004	2003	2002	2001
		(Restated)	(Restated)

Statement of Operations Data:
Revenues	$233,080	$265,594	$280,001	$269,739	$275,760
Gross profit	34,738	38,287	39,971	38,667	39,815
Amortization of goodwill	—	—	—	—	704
Selling, general and administrative expenses	29,735	33,371	34,840	34,152	35,114
Income from operations	5,003	4,916	5,131	4,515	3,997
Interest expense	(3,550)	(3,281)	(3,037)	(3,205)	(4,225)
Net income (loss) before cumulative effect of accounting change	1,292	3,935	2,513	776	(2,136)
Cumulative effect of accounting change	—	—	—	(23,708)	—

Net income (loss)	$1,292	$3,935	$2,513	$(22,932)	$(2,136)

Earnings (loss) per share, basic
Before cumulative effect of accounting change	$0.20	$0.54	$0.35	$0.10	$(.32)
Cumulative effect of accounting change	—	—	—	(3.30)	—

Earnings (loss) per share, basic	$0.20	$0.54	$0.35	$(3.20)	$(.32)

Earnings (loss) per share, diluted
Before cumulative effect of accounting change	$0.19	$0.53	$0.35	$0.10	$(.32)
Cumulative effect of accounting change	—	—	—	(3.30)	—

Earnings (loss) per share, diluted	$0.19	$0.53	$0.35	$(3.20)	$(.32)

Weighted average shares, Basic Diluted	6,617,005 6,770,278	7,286,931 7,439,024	7,175,105 7,215,492	7,175,105 7,175,105	6,592,436 6,592,436

	2005	2004	2003	2002	2001
		(Restated)	(Restated)

Balance Sheet Data:
Working capital	$3,609	$2,978	$6,098	$4,085	$4,029
Inventories	33,542	43,440	37,774	39,169	31,887
Total assets	61,886	74,008	65,175	63,816	81,842
Total debt, including short-term debt	46,091	56,600	51,075	52,745	46,234
Stockholders' equity	$11,551	$11,255	$7,063	$4,550	$27,452

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

Subsequent to fiscal year end December 31, 2005, Hometown concluded that the income from certain extended warranty and extended warranty reimbursement insurance policies generated in Connecticut was no longer required to be recognized over the period of the contract. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Effective on July 1, 2003, the Connecticut law applicable to extended warranties was amended to provide that an “extended warranty provider” means a person who issues, makes, provides or offers to provide an extended warranty but that person must also be “contractually obligated to provide service under such extended warranty”. The administrator of the extended warranties sold by Hometown has confirmed that Hometown is not contractually obligated to provide service under the extended warranties that they sell. Therefore Hometown is no longer liable as the “extended warranty provider” under the extended warranties that they sell. Hometown has determined that it is no longer necessary to recognize the commissions that it receives from the sale of such extended warranties over the period of the warranty contract. Accordingly, within this Form 10K, Hometown has restated prior year financial statements to reflect this change.

The effect of this restatement was to increase pre-tax income $313,000 and $224,000 for the years ended December 31, 2004 and 2003, respectively. The after tax effects was to increase net income by $187,000 and $135,000 for the years ended December 31, 2004 and 2003, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.03 and $0.02 for the years ended December 31, 2004 and 2003, respectively.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At December 31, 2005, Hometown had $317,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2006 - $191,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets.

The effect of the restatement on the financial statement items affected follows:

	Year ended		Year ended
(in thousands)	December 31, 2004		December 31, 2003
	Previously	Restated	Previously	Restated
	Reported		Reported
Balance Sheets:

Deferred and prepaid income taxes	$1,464	$1,412	—	—
Total current assets	$56,720	$56,668	—	—

Other assets	$3,649	$3,486	—	—
Total Assets	$74,223	$74,008	—	—

Deferred revenue	$735	$605	—	—
Total current liabilities	$53,820	$53,690	—	—

Other long-term liabilities and deferred revenue	$726	$319	—	—
Total liabilities	$63,290	$62,753	—	—

(continued)	Year ended		Year ended
	December 31, 2004		December 31, 2003
	Previously	Restated	Previously	Restated
	Reported		Reported

Accumulated deficit	$(19,091)	$(18,769)	—	—
Total stockholders’ equity	$10,933	$11,255	—	—
Total liabilities and stockholders’ equity	$74,223	$74,008	—	—

Statements of Operations:

Other revenues, net	$7,804	$8,117	$7,998	$8,222
Total revenues	$265,281	$265,594	$279,777	$280,001

Gross profit	$37,974	$38,287	$39,747	$39,971

Income from operations	$4,603	$4,916	$4,907	$5,131

Pre-tax income	$1,652	$1,965	$2,905	$3,129
Provision (benefit) for income taxes	$(2,096)	$(1,970)	$527	$616
Net income	$3,748	$3,935	$2,378	$2,513

Earnings per share, basic	$0.51	$0.54	$0.33	$0.35

Earnings per share, diluted	$0.50	$0.53	$0.33	$0.35

Statements of Cash Flows:

Net income	$3,748	$3,935	$2,378	$2,513
Deferred income taxes	$(2,288)	$(2,162)	$120	$209
Deferred revenue - current	$126	$95	$21	$(78)
Other long-term liabilities and deferred revenue	$(3)	$(285)	$(14)	$(139)
Net cash provided by operating activities	$571	$571	$5,826	$5,826

In addition, Hometown previously restated its Balance Sheets and Statements of Cash Flows on Form 10-K/A for the year ended December 31, 2004 to comply with guidance under SFAS 95, “Statement of Cash Flows”, which states that payments to suppliers should be classified as an operating activity. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification was to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7 to the consolidated financial statements.

The Split-Up of Hometown Could Have an Adverse Impact on the Future Business of Hometown

On June 1, 2005 the Board of Directors of Hometown approved the organization of Shaker Auto Group, Inc. as a wholly-owned subsidiary of the Company. Following the organization of Shaker Auto Group, Inc., the Board of Directors authorized Hometown to contribute to Shaker Auto Group, Inc. all of the issued and outstanding shares of stock of each of its New England subsidiaries, and to receive in exchange therefore all of the issued and outstanding shares of stock of Shaker Auto Group, Inc. The New England subsidiaries include ERR Enterprises, Inc., Family Ford, Inc., Shaker’s, Inc., Shaker’s Lincoln/Mercury Auto Care, Inc., Hometown Brattleboro, Inc., Hometown Auto Framingham, Inc., Bay State Realty Holdings, Inc. and Brattleboro Realty Holdings, Inc. This transaction is called the “First Exchange”. As part of the First Exchange, Hometown will also make a cash payment to Shaker Auto Group, Inc. in order to provide Shaker Auto Group, Inc. with necessary working capital. The amount of cash that Hometown will contribute to Shaker Auto Group, Inc. will equal $5 million (adjusted for fluctuations in the value of the used cars, parts and accessories, accounts receivable, accounts payable, and accrued expenses of the New England subsidiaries). Hometown anticipates that it will borrow up to $6.5 million in order to make this cash contribution to Shaker Auto Group, Inc., to finance the costs associated with the exchange, and to obtain working capital.

In addition, on June 1, 2005 the Board of Directors of Hometown authorized that, immediately following the consummation of the First Exchange, all of the outstanding shares of stock of Shaker Auto Group, Inc. will be exchanged for all of the outstanding shares of Class A Common Stock and Class B Common Stock of Hometown that are owned by the members of the Shaker Group. The Shaker Group includes Corey Shaker (individually and as custodian for Lindsay Shaker, Kristen Shaker and Edward Shaker), Edward Shaker Family Trust, Joseph Shaker, Shaker Irrevocable Trust, Richard Shaker Family Trust, Steven Shaker, Janet Shaker, Paul Shaker, Edward D. Shaker, Edward Shaker, Lillian Shaker, Richard Shaker and Rose Shaker. This transaction is referred to as the “Second Exchange”.

If the First Exchange and the Second Exchange are consummated and the split-up of Hometown occurs, then:

•	The stockholders of Hometown will no longer have any interest in the New England subsidiaries, and so will not be able to share in any future growth in the business of the New England subsidiaries.
•	The business of Hometown will be less geographically dispersed, thereby making it more susceptible to regional fluctuations in business activity.
•
The business of Hometown will no longer have the benefit of the revenue generated by the New England subsidiaries. Hometown would have had revenues of approximately $131.7 million and $129.4 million in 2005 and 2004, respectively, without the New England subsidiaries. Hometown also would have had gross profit of approximately $18.8 million and $18.7 million in 2005 and 2004, respectively, without the New England subsidiaries.

•	The ratio of Hometown’s outstanding debt to its total stockholders’ equity will increase significantly due to the borrowing, which Hometown will undertake to consummate the exchanges.
•
Hometown will be selling vehicles produced by a smaller number of manufacturers, and therefore will be more dependent on the public’s willingness to purchase the vehicles of a smaller number of manufacturers.

Company

Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 8 franchised dealerships and 1 stand-alone service facility located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown’s dealerships offer 9 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury and Toyota. Hometown added Nissan in February 2006. See Note 20 to the consolidated financial statements.

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

We assess the growth of our revenues and gross profit by comparing the year-to-year results of our dealerships that have operated continuously during the periods being compared. Hometown’s operating results reflect the closing of a used vehicles outlet in August 2004. Also, during the fourth quarter of 2004, Hometown announced that it had resolved in principal to resolve certain litigation matters (See Item 3 and Note 15 to the consolidated financial statements), which resulted in the transfer of the Westwood Lincoln Mercury dealership during the second quarter of 2005. Both contribute to decreases in sales and gross profit from 2004 to 2005, as well as a decrease in selling, general and administrative expenses. We have segregated both operations in the analysis that follows to allow for a better comparison of the results.

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

Selling, general and administrative expenses (“SG&A”) consist of: compensation and related taxes and benefits, advertising, building costs (rent, utilities, real estate taxes, depreciation), data processing and other operating expenses. A large amount of compensation is variable in that it is commission based and certain significant expenses, such as advertising, are controllable. Hometown also includes certain distribution costs in SG&A, which other similar companies may include in cost of sales. These costs total $0.3 million in both of the years ended December 31, 2005 and 2004, respectively.

Interest expense primarily relates to indebtedness incurred in connection with new and used vehicle inventories. Other interest expense consists of all other interest charges on interest bearing debt including capitalized leases.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 (Restated)

Revenues	For the Year Ended
	December 31,
	2005	2004	Increase	%
(in thousands, except per vehicle data)		Restated	(Decrease)	Change
New vehicle data:
Retail revenues - same store	$128,984	$134,313	$(5,329)	(4.0)%
Retail revenues - other stores (1)	9,022	31,440	(22,418)	(71.3)%
Total new retail revenues	138,006	165,753	(27,747)	(16.7)%

Fleet revenues - same store	3,932	2,179	1,753	80.4%
Total new vehicles revenues, as reported	$141,938	$167,932	$(25,994)	(15.5)%

New retail units - same store	5,009	5,209	(200)	(3.8)%
New retail units - other stores (1)	245	871	(626)	(71.9)%
Fleet units	224	135	89	65.9%
Total new vehicle units	5,478	6,215	(737)	(11.9)%

Used vehicle data:
Retail revenues - same store	$46,376	$46,821	$(445)	(1.0)%
Retail revenues - other stores (1)	789	4,188	(3,399)	(81.2)%
Total used retail revenues	47,165	51,009	(3,844)	(7.5)%

Wholesale revenues - same store	13,575	12,906	669	5.2%
Wholesale revenues - other stores (1)	419	1,411	(992)	(70.3)%
Total wholesale revenues	13,994	14,317	(323)	(2.3)%

Total used vehicle revenue, as reported	$61,159	$65,326	$(4,167)	(6.4)%

Used retail units - same store	2,803	3,071	(268)	(8.7)%
Used retail units - other stores (1)	45	258	(213)	(82.6)%
Used wholesale units - same store	3,018	3,399	(381)	(11.2)%
Used wholesale units - other stores (1)	59	177	(118)	(66.7)%
Total used units	5,925	6,905	(980)	(14.2)%

Parts and service:
Parts and service revenues - same store	$21,180	$20,161	$1,019	5.1%
Parts and service revenues - other stores (1)	1,507	4,058	(2,551)	(62.9)%
Total parts and service revenue	$22,687	$24,219	$(1,532)	(6.3)%

Other revenues, net:
Other revenues, net - same store	$7,184	$7,545	$(361)	(4.8)%
Other revenues, net - other stores (1)	112	572	(460)	(80.4)%
Total other revenues, net, as reported	$7,296	$8,117	$(821)	(10.1)%

Total revenue:
Same store	$221,231	$223,925	$(2,694)	(1.2)%
Other stores (1)	11,849	41,669	(29,820)	(71.6)%
Total revenue, as reported	$233,080	$265,594	$(32,514)	(12.2)%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

The percentages used in the revenues discussion below are from the above table.

Total revenue decreased $32.5 million, or 12.2% to $233.1 million for the year ended December 31, 2005 from $265.6 million for the year ended December 31, 2004. Same store total revenues decreased $2.7 million or 1.2% to $221.2 million for the year ended December 31, 2005 from $223.9 million for the year ended December 31, 2004.

Same store new retail revenues decreased $5.3 million, or 4.0% to $129.0 million for the year ended December 31, 2005 from $134.3 million for the year ended December 31, 2004. This decrease was directly attributable to the 3.8% decrease in units ($5.2 million) sold in 2005 compared to 2004. The decrease in same store new retail revenues was primarily attributable to a 290-unit decrease in fourth quarter unit sales resulting in a $7.6 million decrease in the fourth quarter 2005 compared to 2004. The third quarter of 2005 was aided by the “Employee Pricing Plan” promotion of certain domestic brand manufacturers, which aided unit sales. This caused a spike in third quarter sales by pulling sales into the third quarter that more likely than not would have occurred during the fourth quarter. For the year, decreases at Hometown’s Lincoln Mercury ($5.2 million), Chevrolet ($3.1 million) and Ford dealerships ($1.1 million) were partially offset by increases at the Toyota ($3.9 million) and Chrysler/Jeep dealerships ($0.2 million). The Mazda dealership 2005 new vehicle revenue remained constant compared to 2004. Hometown’s new retail revenues are indicative of sales reported by our manufacturers nationally, Toyota continues to be experiencing growth in the United States while the domestics remain stagnant or decline. Fleet revenues increased $1.8 million from 2004 levels but do not contribute significantly to gross profit ($20,000 increase in related gross profit).

Same store used vehicle retail revenues decreased $0.4 million, or 1.0% to $46.4 million for the year ended December 31, 2005 from $46.8 million for the year ended December 31, 2004. This decrease was primarily due to an 8.7% decrease in units sold ($4.1 million), partially offset by an 8.5% increase in average selling price ($3.7 million) in 2005 compared to 2004. Contributing to the decrease in units was the aforementioned “Employee Pricing Plan”, which occurred in the third quarter of 2005, which pushed potential buyers of used vehicles toward the purchase of a new vehicle. The retail used vehicle market continues to be difficult, with most dealerships experiencing a decrease in units for the fourth quarter. Certain used vehicles that have high gas mileage saw their values increase as the price of gasoline increased, contributing to the increase in average selling price of used vehicles. Same store wholesale revenues increased $0.7 million, or 5.2% to $13.6 million for the year ended December 31, 2005 from $12.9 million for the year ended December 31, 2004 due to increased strength in the wholesale market compared to the prior year. The increase in average selling price is also a function of the retail sales unit volume. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices. The “Employee Pricing Program” caused a surge in new vehicle sales, that brought in more used cars as trade-ins.

Parts and service revenue decreased $1.5 million or 6.3% to $22.7 million for the year ended December 31, 2005 from $24.2 million for the year ended December 31, 2004. On a same store basis, parts and service revenue increased $1.0 million or 5.1% to $21.2 million for the year ended December 31, 2005 from $20.2 million for the year ended December 31, 2004. The increase was primarily due to the Toyota ($0.8 million) dealerships and is attributable to the increase in the dealerships new vehicles revenues. These dealerships have been able to attract these customers to remain with the dealership for their vehicle maintenance needs. As part of the new car sales process you also strive to gain that customer as a service customer as well. Mazda also experienced an increase ($0.2 million) primarily due to continuing to build on its service customer base, as the brand has only been sold by Hometown since 1999.

Other dealership revenues decreased $0.8 million, or 10.1% to $7.3 million for the year ended December 31, 2005 from $8.1 million for the year ended December 31, 2004. On a same store basis, other dealership revenues decreased $0.3 million or 4.8% to $7.2 million for the year ended December 31, 2005 from $7.5 million for the year ended December 31, 2004. This is primarily attributable to a decrease in new vehicle finance revenue due to a decrease in less vehicles sold combined with decreased revenue earned on the financing transaction.

Gross Profit	For the Year Ended
	December 31,
	2005	2004	Increase	%
(in thousands, except per vehicle data)		Restated	(Decrease)	Change
New vehicle data:
Retail gross profit - same store	$8,791	$9,289	$(498)	(5.4)%
Retail gross profit - other stores (1)	552	1,416	(864)	(61.0)%
Total new retail gross profit	9,343	10,705	(1,362)	(12.7)%

Fleet gross profit	36	16	20	*
Total new vehicles gross profit, as reported	$9,379	$10,721	$(1,342)	(12.5)%
Gross profit percentage	6.6%	6.4%

New retail units - same store	5,009	5,209	(200)	(3.8)%
New retail units - other stores (1)	245	871	(626)	(71.9)%
Fleet units	224	135	89	65.9%
Total new vehicle units	5,478	6,215	(737)	(11.9)%

Used vehicle data:
Retail gross profit - same store	$5,458	$5,734	$(276)	(4.8)%
Retail gross profit - other stores (1)	74	355	(281)	(79.2)%
Total used retail gross profit	5,532	6,089	(557)	(9.1)%

Wholesale gross profit - same store	188	181	7	3.9%
Wholesale gross profit - other stores (1)	(6)	3	(9)	*
Total wholesale gross profit	182	184	(2)	1.1%

Total used vehicle gross profit, as reported	$5,714	$6,273	$(559)	(8.9)%
Gross profit percentage	9.3%	9.6%

Used retail units - same store	2,803	3,071	(268)	(8.7)%
Used retail units - other stores (1)	45	258	(213)	(82.6)%
Used wholesale units - same store	3,018	3,399	(381)	(11.2)%
Used wholesale units - other stores (1)	59	177	(118)	(66.7)%
Total used units	5,925	6,905	(980)	(14.2)%

Parts and service:
Parts and service gross profit - same store	$11,486	$10,880	$606	5.6%
Parts and service gross profit - other stores (1)	863	2,296	(1,433)	(62.4)%
Total parts and service revenue	$12,349	$13,176	$(827)	(6.3)%
Gross profit percentage	54.4%	54.4%

Gross Profit - (continued)	For the Year Ended
	December 31,
	2005	2004	Increase	%
(in thousands, except per vehicle data)		Restated	(Decrease)	Change

Other gross profit:
Other gross profit - same store	$7,184	$7,545	$(361)	(4.8)%
Other gross profit - other stores (1)	112	572	(460)	(80.4)%
Total other gross profit, as reported	$7,296	$8,117	$(821)	(10.1)%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$920	$911	$8	0.9%
Other gross profit PVR - other stores (1)	386	507	(120)	(23.8)%
Total other gross profit PVR, as reported	$901	$863	$38	4.4%

Total gross profit:
Same store	$33,143	$33,645	$(502)	(1.5)%
Other stores (1)	1,595	4,642	(3,047)	(65.6)%
Total gross profit, as reported	$34,738	$38,287	$(3,549)	(9.3)%
Gross profit percentage	14.9%	14.4%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

* - Percentage is 100% or greater.

The percentages used in the gross profit discussion below are from the above table.

Total gross profit decreased $3.6 million, or 9.3%, to $34.7 million for the year ended December 31, 2005, from $38.3 million for the year ended December 31, 2004. Same store total gross profit decreased $0.5 million, or 1.5% to $33.1 million for the year ended December 31, 2005, from $33.6 million for the year ended December 31, 2004. Same store gross profit on new retail vehicle sales decreased $0.5 million, or 5.4%, to $8.8 million for the year ended December 31, 2005, from $9.3 million for the year ended December 31, 2004. The decrease in gross profit is primarily attributable to a 3.8% decrease in unit sales combined with a 1.6% decrease in new retail gross profit per unit. It is expected that margins on new vehicles will continue to be under pressure as the manufacturers continue to contend with competitive pricing issues. Similar to revenues, declines at the Lincoln Mercury ($0.3 million), Ford ($0.2 million), Chevrolet ($0.1 million) and Chrysler/Jeep dealerships (less than $0.1 million) were partially offset by increases at the Toyota ($0.1 million) and Mazda dealerships (less than $0.1 million).

Same store gross profit on used vehicle retail sales decreased $0.2 million, or 4.8%, to $5.5 million for the year ended December 31, 2005, from $5.7 million for the year ended December 31, 2004. The overall decrease is attributable to an 8.7% decrease in units sold partially offset by a 4.3% increase in average gross profit per unit. The company strives to maintain a certain gross profit percentage, so the increase in the average revenue per vehicle sold at retail should translate into a higher gross profit per unit.

Same store parts and service gross profit increased $0.6 million, or 5.6%, to $11.5 million for the year ended December 31, 2005, from $10.9 million for the year ended December 31, 2004 primarily due to the 5.1% increase parts and service revenues. Similar to revenues, the increase is primarily attributable to the Toyota and Mazda dealerships.

Selling, General and Administrative Expenses

S,G&A decreased $3.7 million, or 11.1%, to $29.7 million for the year ended December 31, 2005 from $33.4 million for the year ended December 31, 2004. This decrease was primarily attributable to the closing of the used car outlet in August 2004 and the transfer of the Westwood dealership in May 2005 (together totaling $3.1 million). On a same store basis, S,G&A decreased $0.6 million, or 2.1%, to $28.4 million for the year ended December 31, 2005 from $29.0 million for the year ended December 31, 2004. This decrease consists primarily of decreases in payroll and related costs ($0.2 million), rent and related building costs ($0.1 million), advertising costs ($0.1 million), reduction of reserves ($0.1 million), legal, audit and other professional fees ($0.1 million), reduced policy costs ($0.1 million), data processing costs ($0.2 million) and various other net reductions ($0.2 million). The decrease in payroll and related costs is primarily due to a reduction in gross profit, as a portion of payroll costs are commission based and therefore variable and a reduction in headcount. The decrease in rent is primarily due to purchasing a building in September 2004, which Hometown had previously rented. Advertising was scaled back in the fourth quarter 2005 from 2004 levels. Reductions in reserves were associated with decreased revenues. The decrease in legal, audit and other professional fees was primarily due to the settlement of certain litigation at the end of 2004, partially offset by legal costs incurred during the third and fourth quarters of 2005 associated with a class action lawsuit ($0.16 million). See Note 15 to the consolidated financial statements. Reduced policy costs (used vehicle warranties and the labor portion of service warranties plus the costs associated with free products or services, see Note 15 to the consolidated financial statements) are primarily due to a reduction of vehicles sold. The decrease in data processing costs is primarily due to the expiration of certain contracts where the ongoing costs for the similar service have decreased under the terms of the new contracts. Partially offsetting these are costs associated with the Exchange Agreement of $0.5 million. See Note 19 to the consolidated financial statements.

Interest Income

Interest income increased $0.1 million, or 50%, to $0.3 million for the year ended December 31, 2005 from $0.2 million for the year ended December 31, 2004. The increase is primarily the result of increases in the interest rate paid by the Ford Motor Credit Company cash management account, which was paying interest of 8.25% at December 31, 2005. The cash management account interest rate is tied to the rate charged on Hometown’s floor plan financing arrangement.

Interest Expense

Interest expense increased $0.3 million, or 9.1%, to $3.6 million for the year ended December 31, 2005, from $3.3 million for the year ended December 31, 2004. The increase is primarily due to an increase of floorplan interest expense resulting from higher interest rates partially offset by decreased borrowings resulting from one less dealership in 2005 compared to 2004 and lower average inventories at the remaining dealerships.

Other Income

In May 2005, Hometown completed the transfer of certain assets in relation to the settlement of litigation matters resulting in a gain of approximately $0.6 million recorded in Other Income for 2005. See Note 15 to the consolidated financial statements. Other income for 2004 primarily includes $0.1 million received from General Motors Corp. related to the termination of the Oldsmobile product line.

Provision (benefit) for income tax

The effective income tax rate was 45.1% for the year ended December 31, 2005 and was not comparable to the same period of 2004. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in the 2005 rate from the expected effective tax rate of approximately 40.0% is primarily due to 2005 net operating losses incurred in certain states where a full valuation reserve has been recorded due to not being able to project sufficient income to recover the deferred tax asset for those states. The difference in the 2004 rate from the expected effective tax rate of approximately 40.0% is primarily due to the reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. At December 31, 2005, Hometown has a deferred tax asset of $0.3 million, net of a valuation allowance, related to its net operating losses. The state net operating losses began to expire in 2005. The expiring state NOL’s are fully reserved. The federal net operating losses begin to expire in 2021. Hometown believes this net deferred tax asset will be realized within the next three years based on current projections. See Note 12 to the consolidated financial statements.

Net Income

Net income decreased $2.6 million to $1.3 million for the year ended December 31, 2005, from $3.9 million for the year ended December 31, 2004. See above for explanation of changes.

Earnings Per Share, Basic and Diluted and Weighted Average Shares

“Basic earnings per share” is computed by dividing net income by the weighted average common shares outstanding. “Diluted earnings per share” is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities.

The basic and diluted income per share for the year ended December 31, 2005 is $0.20 and $0.19, respectively. The basic and diluted income per share for the year ended December 31, 2004 is $0.54 and $0.53, respectively. See Note 11 to the consolidated financial statements.

Year Ended December 31, 2004 (Restated) Compared to Year Ended December 31, 2003 (Restated)

Revenues	For the Year Ended
	December 31,
	2004	2003	Increase	%
(in thousands, except per vehicle data)	Restated	Restated	(Decrease)	Change

New vehicle data:
Retail revenues - same store	$134,313	$140,850	$(6,537)	(4.6)%
Retail revenues - other stores (1)	31,440	32,893	(1,453)	(4.4)%
Total new retail revenues	165,753	173,743	(7,990)	(4.6)%

Fleet revenues - same store	2,179	6,872	(4,693)	(68.3)%
Total new vehicles revenues, as reported	$167,932	$180,615	$(12,683)	(7.0)%

New retail units - same store	5,209	5,525	(316)	(5.7)%
New retail units - other stores (1)	871	940	(69)	(7.3)%
Fleet units	135	445	(310)	(69.7)%
Total new vehicle units	6,215	6,910	(695)	(10.1)%

Used vehicle data:
Retail revenues - same store	$46,821	$48,837	$(2,016)	(4.1)%
Retail revenues - other stores (1)	4,188	4,697	(509)	(10.8)%
Total used retail revenues	51,009	53,534	(2,525)	(4.7)%

Revenues - (continued)	For the Year Ended
	December 31,
	2004	2003	Increase	%
(in thousands, except per vehicle data)	Restated	Restated	(Decrease)	Change

Wholesale revenues - same store	12,906	11,597	1,309	11.3%
Wholesale revenues - other stores (1)	1,411	1,412	(1)	(0.1)%
Total wholesale revenues	14,317	13,009	1,308	10.1%

Total used vehicle revenue, as reported	$65,326	$66,543	$(1,217)	(1.8)%

Used retail units - same store	3,071	3,345	(274)	(8.2)%
Used retail units - other stores (1)	258	338	(80)	(23.7)%
Used wholesale units - same store	3,399	2,986	413	13.8%
Used wholesale units - other stores (1)	177	158	19	12.0%
Total used units	6,905	6,827	78	1.1%

Parts and service:
Parts and service revenues - same store	$20,161	$19,948	$213	1.1%
Parts and service revenues - other stores (1)	4,058	4,673	(615)	(13.2)%
Total parts and service revenue	$24,219	$24,621	$(402)	(1.6)%

Other revenues, net:
Other revenues, net - same store	$7,545	$7,621	$(76)	(1.0)%
Other revenues, net - other stores (1)	572	601	(29)	(4.8)%
Total other revenues, net, as reported	$8,117	$8,222	$(105)	(1.3)%

Total revenue:
Same store	$223,925	$235,725	$(11,800)	(5.0)%
Other stores (1)	41,669	44,276	(2,607)	(5.9)%
Total revenue, as reported	$265,594	$280,001	$(14,407)	(5.1)%

(1) Represents the used car outlet closed August 2004.

The percentages used in the revenues discussion below are from the above table.

Total revenue decreased $14.4 million, or 5.1% to $265.6 million for the year ended December 31, 2004 from $280.0 million for the year ended December 31, 2003. Same store total revenues decreased $11.8 million or 5.0% to $223.9 million for the year ended December 31, 2004 from $235.7 million for the year ended December 31, 2003.

Same store new retail revenues decreased $6.6 million, or 4.6% to $134.3 million for the year ended December 31, 2004 from $140.9 million for the year ended December 31, 2003. This decrease was primarily due to the 5.7% decrease in units ($8.1 million) sold in 2004 compared to 2003, partially offset by a 1.1% increase in average revenue per unit ($1.5 million). Most dealerships experienced a decrease in new retail revenues from 2003 to 2004. Decreases at Hometown’s Ford ($2.4 million), Lincoln Mercury ($2.1 million), Toyota ($2.1 million) and Mazda dealerships ($0.8 million) were partially offset by increases at the Chevrolet ($0.5 million) and Chrysler/Jeep dealerships ($0.4 million).

Same store used vehicle retail revenues decreased $2.0 million, or 4.1% to $46.8 million for the year ended December 31, 2004 from $48.8 million for the year ended December 31, 2003. This decrease was primarily due to an 8.2% decrease in units sold ($4.0 million), partially offset by a 4.4% increase in average selling price ($2.0 million) in 2004 compared to 2003. Same store wholesale revenues increased $1.3 million, or 11.3% to $12.9 million for the year ended December 31, 2004 from $11.6 million for the year ended December 31, 2003 primarily due to the increase in units sold ($1.6 million) partially offset by a 2.2% decrease in average selling price ($0.3 million). The decrease in wholesale average selling price is a function of the vehicles that were taken as trade-ins at the time of new vehicle purchases. Although the average selling price on wholesale decreased in 2004 from 2003, average gross profit per unit increased slightly. The decrease in used vehicle sales at retail caused more vehicles to be sold at wholesale to manage used vehicle inventory levels.

Parts and service revenue decreased $0.4 million or 1.6% to $24.2 million for the year ended December 31, 2004 from $24.6 million for the year ended December 31, 2003. On a same store basis, parts and service revenue increased $0.3 million or 1.1% to $20.2 million for the year ended December 31, 2004 from $19.9 million for the year ended December 31, 2003. The increase was primarily due to the Toyota ($0.5 million) dealerships with all others resulting in a net decrease.

Other dealership revenues decreased $0.1 million, or 1.3% to $8.1 million for the year ended December 31, 2004 from $8.2 million for the year ended December 31, 2003. On a same store basis, other dealership revenues decreased less than $0.1 million or 1.0% to $7.5 million for the year ended December 31, 2004 from $7.6 million for the year ended December 31, 2003.

Gross Profit	For the Year Ended
	December 31,
	2004	2003	Increase	%
(in thousands, except per vehicle data)	Restated	Restated	(Decrease)	Change

New vehicle data:
Retail gross profit - same store	$9,289	$9,995	$(706)	(7.1)%
Retail gross profit - other stores (1)	1,416	1,990	(574)	(28.8)%
Total new retail gross profit	10,705	11,985	(1,280)	(10.7)%

Fleet gross profit	16	51	(35)	(68.6)%
Total new vehicles gross profit, as reported	$10,721	$12,036	$(1,315)	(10.9)%
Gross profit percentage	6.4%	6.7%

New retail units - same store	5,209	5,525	(316)	(5.7)%
New retail units - other stores (1)	871	940	(69)	(7.3)%
Fleet units	135	445	(310)	(69.7)%
Total new vehicle units	6,215	6,910	(695)	(10.1)%

Used vehicle data:
Retail gross profit - same store	$5,734	$5,845	$(111)	(1.9)%
Retail gross profit - other stores (1)	355	428	(73)	(17.1)%
Total used retail gross profit	6,089	6,273	(184)	(2.9)%

Wholesale gross profit - same store	181	130	51	39.2%
Wholesale gross profit - other stores (1)	3	(12)	15	*
Total wholesale gross profit	184	118	66	55.9%

Total used vehicle gross profit, as reported	$6,273	$6,391	$(118)	(1.8)%
Gross profit percentage	9.6%	9.6%

Gross Profit -(continued)	For the Year Ended
	December 31,
	2004	2003	Increase	%
(in thousands, except per vehicle data)		Restated	(Decrease)	Change

Used retail units - same store	3,071	3,345	(274)	(8.2)%
Used retail units - other stores (1)	258	338	(80)	(23.7)%
Used wholesale units - same store	3,399	2,986	413	13.8%
Used wholesale units - other stores (1)	177	158	19	12.0%
Total used units	6,905	6,827	78	1.1%

Parts and service:
Parts and service gross profit - same store	$10,880	$10,711	$169	1.6%
Parts and service gross profit - other stores (1)	2,296	2,611	(315)	(12.1)%
Total parts and service revenue	$13,176	$13,322	$(146)	(1.1)%
Gross profit percentage	54.4%	54.1%

Other gross profit:
Other gross profit - same store	$7,545	$7,621	$(76)	(1.0)%
Other gross profit - other stores (1)	572	601	(29)	(4.8)%
Total other gross profit, as reported	$8,117	$8,222	$(105)	(1.3)%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$911	$859	$52	6.1%
Other gross profit PVR - other stores (1)	507	470	36	7.7%
Total other gross profit PVR, as reported	$863	$810	$52	6.5%

Total gross profit:
Same store	$33,645	$34,353	$(708)	(2.1)%
Other stores (1)	4,642	5,618	(976)	(17.4)%
Total gross profit, as reported	$38,287	$39,971	$(1,684)	(4.2)%
Gross profit percentage	14.4%	14.3%

(1) Represents the used car outlet closed August 2004.

* - Percentage is 100% or greater.

The percentages used in the gross profit discussion below are from the above table.

Total gross profit decreased $1.7 million, or 4.2%, to $38.3 million for the year ended December 31, 2004, from $40.0 million for the year ended December 31, 2003. Same store total gross profit decreased $0.7 million, or 2.1% to $33.6 million for the year ended December 31, 2004, from $34.4 million for the year ended December 31, 2003. Same store gross profit on new retail vehicle sales decreased $0.7 million, or 7.1%, to $9.3 million for the year ended December 31, 2004, from $10.0 million for the year ended December 31, 2003. The decrease in gross profit is primarily attributable to a 5.7% decrease in unit sales ($0.6 million) combined with a 1.4% decrease in new retail gross profit per unit.

Same store gross profit on used vehicle retail sales decreased $0.1 million, or 1.9%, to $5.7 million for the year ended December 31, 2004, from $5.8 million for the year ended December 31, 2003. The overall decrease is attributable to an 8.2% decrease in units sold ($0.5 million), partially offset by a 6.9% increase in average gross profit per unit ($0.4 million). The company strives to maintain a certain gross profit percentage, so the increase in the average revenue per vehicle sold at retail should translate into a higher gross profit per unit.

Same store parts and service gross profit increased $0.2 million, or 1.6%, to $10.9 million for the year ended December 31, 2004, from $10.7 million for the year ended December 31, 2003 primarily due to the 1.1% increase parts and service revenues. Similar to revenues, the increase is primarily attributable to the Toyota dealerships.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.4 million, or 4.0%, to $33.4 million for the year ended December 31, 2004, from $34.8 million for the year ended December 31, 2003. On a same store basis, S,G&A decreased $0.8 million, or 2.7%, to $29.0 million for the year ended December 31, 2004 from $29.8 million for the year ended December 31, 2003. Decreases in payroll and related costs ($0.9 million), legal and other professional fees ($0.5 million) and reserves for charge-backs ($0.3 million), were partially offset by an increase in advertising costs ($0.5 million), policy costs ($0.2 million), rent and related building costs ($0.1 million) and various other costs ($0.1 million). The decrease in payroll and related costs is primarily due to a reduction in gross profit, as a portion of payroll costs are commission based and therefore variable and a reduction in headcount. The decrease in legal, audit and other professional fees were primarily due to certain settlement costs incurred in 2003 compared to 2004. Also higher litigation costs were incurred in 2003 compared to 2004 in relation to certain lawsuits later settled in 2004. Reductions in reserves were associated with decreased revenues. Advertising was increased in 2004 compared to 2003, in an effort to increase revenues. The increase in rent is primarily due to increases in real estate taxes primarily associated with a new dealership completed in 2003. Increased policy costs (used vehicle warranties and the labor portion of service warranties plus the costs associated with free products or services, see Note 15 to the consolidated financial statements) are due to an increase in the cost of services performed per vehicle sold in 2004 compared to 2003.

Interest Income

Interest income increased $0.1 million, or 100%, to $0.2 million for the year ended December 31, 2004 from $0.1 million for the year ended December 31, 2003. The increase is primarily the result of investing excess cash in a Ford Motor Credit Company cash management account paying interest of 6.25% at December 31, 2004. The cash management account interest rate is tied to the rate charged on Hometown’s floor plan financing arrangement.

Interest Expense

Interest expense increased $0.3 million, or 10.0%, to $3.3 million for the year ended December 31, 2004 from $3.0 million for the year ended December 31, 2003. The increase is primarily attributable to an increase in floor plan interest expense resulting form higher average borrowings.

Other Income

Other income for 2004 primarily includes $0.1 million received from General Motors Corp. related to the termination of the Oldsmobile product line. Other income for 2003 primarily includes a gain of approximately $0.9 million resulting from the sale of a Chrysler/Jeep Sales and Service Franchise in Waterbury, CT in June 2003.

Provision (benefit) for income tax

The effective income tax rate for the year ended December 31, 2004 was not comparable to the 19.7% for the year ended December 31, 2003. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The difference in rates for both years from the expected effective tax rate of approximately 40.0% is primarily due to a reduction in the valuation allowance for both periods. The 2004 difference is primarily due to the reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. The 2003 difference is primarily due to the reduction of a valuation allowance related to goodwill that was deducted related with the sale of the Chrysler/Jeep Sales and Service Franchise as well as amortization of goodwill for tax purposes. At December 31, 2004, Hometown has a deferred tax asset of $0.6 million, net of a valuation allowance, related to its net operating losses. The state net operating losses begin to expire in 2005. The federal net operating losses begin to expire in 2021. Hometown believes this net deferred tax asset will be realized within the next three years based on current projections. See Note 12 to the consolidated financial statements.

Net Income

Net income improved $1.4 million, to income of $3.9 million for the year ended December 31, 2004, from $2.5 million for the year ended December 31, 2003. See changes described above.

Earnings Per Share, Basic and Diluted and Weighted Average Shares

“Basic earnings per share” is computed by dividing net income by the weighted average common shares outstanding. “Diluted earnings per share” is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities.

The basic and diluted income per share for the year ended December 31, 2004 is $0.54 and $0.53, respectively. The basic and diluted income per share for the year ended December 31, 2003 is $0.35. See Note 11 to the consolidated financial statements.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Total cash and cash equivalents at December 31, 2005 and 2004, was $6.5 million and $6.1 million, respectively.

Cash Flow from Operations

The following table sets forth the consolidated selected information from the statements of cash flow:

	For the years ended December 31,

(in thousands)	2005	2004	2003

Net cash provided by operating activities	$1,150	$571	$5,826
Net cash provided by (used in) investing activities	(324)	(2,121)	132
Net cash provided by (used in) financing activities	(474)	2,012	(3,943)

Net increase in cash and cash equivalents	$352	$462	$2,015

For the year ended December 31, 2005, net cash provided from operating activities of $1.2 million primarily consists of: (i) net income of $1.3 million plus non-cash items of $1.4 million (totaling $2.7 million), (ii) a decrease in inventory of $3.8 million less the decrease in floor plan liability - trade of $4.0 million, (iii) a decrease in accounts receivable of $0.6 million, primarily due to owning one less dealership and a decrease in revenues in December 2005 and the fourth quarter 2005 compared to the corresponding 2004 period; partially offset by (iv) a decrease in accounts payable and accrued expenses of $1.3 million, primarily due to payment of litigation settlements, owning one less dealership and a general decrease associated with less sales activity in December 2005 compared to 2004, and (v) amortization of deferred revenue of $0.6 million, due to amortization of deferred extended service plan revenue from the Connecticut dealerships ($0.3 million) and recognition of an advance for the extended service plan provider ($0.3 million). (See Notes 2 and 4 to the consolidated financial statements.) Inventory and related floor plan liability (trade and non-trade) decreased due to improved new vehicle inventory management. Net cash used in investing activities of $0.3 million is due to miscellaneous capital expenditures, primarily dealership equipment and leasehold improvements. Net cash used in financing activities of $0.5 million is due to principal payments of long-term debt and capital lease obligations of $2.0 million; partially offset by (i) the net change in non-trade floorplan notes payable of $1.2 million (which increased due to timing of floor plan payments) and (ii) proceeds from long-term borrowings of $0.3 million (used to fund the build-out of the corporate office which was built in December 2004) and (iii) exercise of stock options (less than $0.1 million).

For the year ended December 31, 2004, net cash provided from operations of $0.6 million is primarily due to: (i) net income of $3.9 million plus non-cash items of $(0.8) million (totaling $3.1 million) and (ii) a decrease in accounts receivable of $1.0 million. Partially offsetting this were (i) an increase in inventory of $4.5 million that was partially offset by an increase in floor plan notes payable - trade of $1.9 million, (ii) decreases in accounts payable and accrued expenses of $0.7 million and (iii) amortization of deferred revenue of $0.2 million. Inventory (primarily new vehicle inventory) and related floor plan liability (trade and non-trade) increased due to inventory that was purchased with the expectation of higher sales in 2004, which did not materialize. Sales of new vehicles actually decreased $12.7 million in 2004 from the 2003 period, resulting in an increase in new vehicle inventory at December 31, 2004 due to the higher purchasing level. Net cash used in investing activities of $2.1 million is due to capital expenditures of $2.1 million and is primarily due to the Brattleboro, VT building purchased in June 2004 for $1.5 million. Net cash provided by financing activities of $2.0 million is due to: (i) the net change (increase) in non-trade floor plan notes payable of $2.6 million (which increased due to a similar change in related inventory, see operating activities), (ii) proceeds from long-term borrowings of $1.4 million and (iii) exercise of warrants of $0.26 million; partially offset by principal payments of long-term debt and capital lease obligations of $2.2 million. The long-term borrowings were used to acquire the Brattleboro, VT building discussed above.

Capital Expenditures

Capital expenditures for 2006 are expected to be $0.3 million, consisting of equipment purchases and building and leasehold improvements.

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

These revenues are recorded in Revenues, Other in the Statement of Operations. Revenues from sales of third party extended service contracts were $2.4 million and $2.5 million for the years ended December 31, 2005 and 2004, respectively. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Accordingly, commissions on insurance and service contract sales sold prior to July 1, 2003 are required to be recognized over the life of the related insurance product. (See Note 2 to the consolidated financial statements.) For these dealerships, Hometown recorded the revenue as a liability and amortizes the amount into revenue over a five-year period. At December 31, 2005 and 2004 Hometown had $317,000 and $603,000 of related deferred revenue, respectively. This deferred revenue will be recognized over the next three years as follows: 2006 - $191,000, 2007 - $100,000 and 2008 - $26,000. Approximately $286,000 and $398,000 of deferred revenue was amortized to Other Revenues, net during the 2005 and 2004 periods, respectively. At December 31, 2005, Hometown also had other deferred revenue of $16,000, which represents the balance of a $500,000 advance on warranty income from Hometown’s Extended Service Plan vendor received June 2004. The balance of this advance will be earned during the first quarter of 2006. There were no fees or other costs associated with the advance.

Hometown may be charged back (“charge-backs”) for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. For finance fees, if a customer were to terminate their contract prior to the scheduled maturity, generally three to five years, Hometown may be charged back for a portion of the finance fee received. The time period whereby Hometown is subject to charge-backs is generally from 90 days to 180 days. For certain other contracts Hometown is subject to charge-backs for the life of the loan. Generally, if a customer makes their first three to six payments and subsequently pays off the loan, Hometown will not be charged back by the financing institution. Hometown pays for this in the form of a reduction of the finance fee. In the case of insurance or service contracts, Hometown is subject to charge-backs for the life of the related insurance policy or service contract. In the case of early termination, the vendor will bill us back a pro-rated portion of our commission. The reserves for future charge backs are based on historical operating results and the termination provisions of the applicable contracts. At the time of sale, Hometown records finance, insurance and service contract income, net of estimated charge-backs. This is included in other dealership revenue in the accompanying consolidated financial statements.

Receivables

Hometown had $4.3 million in accounts receivable, net at December 31, 2005 compared to $5.1 million at December 31, 2004. A substantial portion of those receivables, $1.7 million and $2.4 million as of December 31, 2005 and 2004, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. Of the remaining amount, $0.9 million and $1.6 million as of December 31, 2005 and 2004, respectively, represents amounts due from manufactures for such items as warranty claims and incentive reimbursements. Parts and service receivables were $0.4 million and $0.6 million as of December 31, 2005 and 2004, respectively. These categories decreased from 2004 primarily due to the transfer of the Westwood dealership ($0.8 million) (See Note 15 to the consolidated financial statements) and a 15.5% and 16.3% decrease in all other dealerships revenue in December 2005 and the fourth quarter 2005 compared to the corresponding 2004 period ($0.8 million), respectively. Certain receivables due from manufacturers are due on a quarterly basis. Other receivables increased to $1.2 million from $0.5 million as of December 31, 2005 and 2004, respectively, primarily due to sales to a rent-a-car company in December 2005 ($0.3 million), an increase in non-trade receivables with a manufacturer ($0.1 million) and a decrease in the allowance for bad debts, which is netted in this category ($0.1 million).

In assessing our allowance for doubtful accounts, we consider historical losses as well as current performance with respect to past due accounts. The allowance for doubtful accounts is $0.2 million and $0.3 million at December 31, 2005 and 2004, respectively. The decrease in the allowance is primarily due to a decrease in the total receivables outstanding at December 31, 2005 and a slight improvement in the accounts receivable ageing.

Inventories

Hometown had $33.5 million in inventories, net at December 31, 2005 compared to $43.4 million at December 31, 2004. The majority of inventory, $24.5 million and $33.6 million as of December 31, 2005 and 2004, respectively, is new vehicle inventory. This decrease is primarily due one less dealership (Westwood Lincoln Mercury - $6.1 million) along with an improvement (reduction) in inventory levels at our dealerships due to better inventory management. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.4 million and $0.7 million at December 31, 2005 and 2004, respectively. The decrease in the lower of cost or market adjustment was primarily due to the transfer of the Westwood dealership. See Note 15 to the consolidated financial statements.

Floor Plan Financing

See Note 7 to the consolidated financial statements.

Other Indebtedness

In addition to floor plan financing, Hometown has long-term debt and capital lease obligations of $13.1 million, which is primarily attributable to real estate mortgage notes payable of $7.0 million due in monthly installments including interest at 10.0% that matures in May 2014, real estate capital lease obligations of $4.0 million due in monthly installments including interest at 10.0% that matures in December 2013, real estate mortgage note payable of $1.0 million including interest at 7.0% through May 2009 at which time the terms of the loan will be renegotiated, and capital lease obligations on rental vehicles of $0.7 million due in monthly installments including interest ranging from 4.5% to 7.3% that matures through December 2009. See Notes 8, 9 and 14 to the consolidated financial statements.

Hometown is subject to certain financial covenants calculated semi-annually at June 30th and December 31st, related to its real estate mortgages. Significant financial covenants are: (i) a Fixed Cost Coverage Ratio (a defined cash flow ratio) calculation and (ii) an Adjusted Net Worth calculation as defined. Hometown has been in default of its loan agreement for Baystate Lincoln Mercury since December 31, 2004 for failure to comply with the Fixed Cost Coverage Ratio covenant caused by losses incurred at the dealership. Accordingly, Hometown has reclassified $4.0 million of related long-term debt to current at December 31, 2005. Total debt for this mortgage at December 31, 2005 is $4.3 million. On February 9, 2005, this mortgage was refinanced in connection with the acquisition of a Nissan Sales and Service Franchise. (See Note 20 to the consolidated financial statements.) In accordance with terms of the original mortgage, Hometown paid a prepayment penalty of $1.0 million, which will be expensed in Hometown’s first quarter Consolidated Statements of Operations.

As of December 31, 2005, Hometown has the following contractual obligations:

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Floor Plan - trade	$6,697	$6,697	—	—	—
Floor Plan - non-trade	$26,265	$26,265	—	—	—
Long term debt and capital lease obligations	$13,129	$5,245	$1,899	$1,783	$4,202
Operating leases:
Third parties	$815	$259	$515	$41	$—
Related parties	$5,884	$733	$1,466	$1,471	$2,214
Interest	$9,246	$5,562	$1,463	$1,119	$1,102

Total	$62,036	$44,761	$5,343	$4,414	$7,518

Company Guarantees

See Note 15 to the consolidated financial statements.

Company Warranties

See Note 15 to the consolidated financial statements.

Franchise Agreements

See Note 15 to the consolidated financial statements.

Acquisitions and Dispositions

See Notes 18, 19 and 20 to the consolidated financial statements.

Related Party Transactions

Hometown has leased from various affiliates the premises occupied by certain of its dealerships and guaranteed the related mortgage debt of certain dealerships. (As of February 28, 2006,Hometown no longer guarantees the aforementioned mortgage debt.) Each of the governing leases became effective as of the closing of the initial public offering, has a term expiring in 2013, is on a triple net basis and provides for a consumer price index ("CPI") increase to the base rent on January 1, 2009. Total expense for operating leases and rental agreements with related parties was $0.9 million for the year ended December 31, 2005 and future minimum payments under these lease agreements as of December 31, 2005 is $5.9 million. Two of the leases are treated as capital leases. Total payments for these leases were $0.9 million for the year ended December 31, 2005. This practice is fairly common in the automotive retail industry. See Item 13 - “Certain Relationships and Related Transactions”.

Litigation

See Item 3. - Legal Proceedings and Note 15 to the consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts outstanding (trade and non-trade) at December 31, 2005 of $33.0 million, a 1% change in the borrowing rate would result in a $0.3 million change to annual floor plan interest expense.

At December 31, 2005, Hometown invested $5.7 million of excess cash, of which $1.2 million was invested in money market accounts paying a weighted average interest rate of 2.38% at December 31, 2005, and $4.5 million was invested in a Ford Motor Credit Company cash management account paying interest of 8.25% at December 31, 2005. The cash management account interest rate is tied to the rate charged on Hometown’s floor plan financing arrangement.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements.

Forward Looking Statement

When used in the Annual Report on Form 10K, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Hometown’s future plans of operations, business strategy, results of operations and financial condition. Hometown wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of Hometown to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Hometown’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Hometown disclaims any intent or obligation to update such forward-looking statements.

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

At December 31, 2005, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Information regarding directors and nominees for directors of Hometown is included under the caption entitled “Election of Directors” in the 2006 Proxy Statement and is incorporated herein by reference.

The executive officers and directors of Hometown and their respective ages as of March 24, 2006 are as follows:

Name	Age	Position	Director Since
Corey Shaker	48	President, Chief Operating Officer, Chief Executive Officer and Director	1997
William C. Muller Jr.	54	Regional Vice President - South Division and Director	1997
Steven Shaker	37	Regional Vice President - North Division	Not a director
Joseph Shaker	38	Regional Vice President - East Division and Director	1997
Charles F. Schwartz	50	Chief Financial Officer	Not a director
Bernard J. Dzinski, Jr. *	42	Director	2003
Steven A. Fournier *	51	Director	2002
Timothy C. Moynahan *	66	Director	2002
______________
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

William C. Muller Jr. has been Regional Vice President - South Division since March 2000. Mr. Muller has been Vice President-New Jersey Operations since October 1, 1997. In addition, from 1980 he was the President of Muller Toyota, Inc. and of Muller Chevrolet, Oldsmobile, Isuzu, Inc (both of which are currently known as Muller Automotive Group, Inc. and Muller Chevrolet Inc., respectively.) Under his management, Muller Toyota has been: (a) a 15-time recipient of Toyota's Prestigious President's Award, given to those dealers with superior levels of customer satisfaction who also exceed capital standards and have high market penetration and facilities that meet or exceed Toyota standards; (b) a 15-time recipient of Toyota Parts Excellence Award; (c) a 10-time winner of the Toyota Service Excellence Award; and (d) a 14-time winner of Toyota's Sales Excellence Award. He holds a B.A. degree from Fairleigh Dickinson University.

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

Charles F. Schwartz has been Chief Financial Officer since January 2002. From November 2001 through January 2002 he was the Assistant to the CEO. Prior to joining Hometown, he was the Vice President and Chief Financial Officer for Staples Communications, a nationwide integrator of communications solutions from 2000 - 2001. From 1993 - 2000 he was the Senior Vice President, Chief Financial Officer and Chief of Staff for People’s Choice TV Corporation, a wireless communications company. From 1989 through 1993, Mr. Schwartz had been Chief Financial Officer of Jimbo’s Jumbos, Incorporated, an affiliate of Chock Full O’ Nuts. Mr. Schwartz is a Certified Public Accountant. He holds a B.B.A. degree in accounting from Bernard M. Baruch College in New York City.

Bernard J. Dzinski, Jr. has been employed by Lenkowski Lonergan & Co., LLP since 2004. Prior to 2004, he was a partner with Charles Heaven & Co., CPA’s. He currently serves on the Board of Directors of the Waterbury Rotary Club. He also serves as Director, Treasuer and Executive Committee member of Holy Cross High School, located in Waterbury, Connecticut. Mr. Dzinski received a Bachelor of Science in Accounting from Providence College in 1985 and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the Connecticut Society of Certified Public Accountants.

Steven A. Fournier has been the President and Chief Executive Officer of Gar-Kenyon Technologies, a manufacturer of hydraulic aerospace components, since December 2001. He previously was President and Chief Operating Officer of Matthews Ventures, a diversified holding company, from 1992. Mr. Fournier is a Director of the Naugatuck Chamber of Commerce. Mr. Fournier received a Bachelor of Science Degree in Accounting from Bentley College in 1975 and is a Certified Public Accountant.

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

The Company has a separately designated standing Audit Committee whose members are Bernard J. Dzinski, Jr., Steven A. Fournier and Timothy C. Moynahan. The Audit Committee meets with management and Hometown’s independent public accountants to determine the adequacy of internal controls and other financial reporting matters. The Board of Directors has determined that Bernard J. Dzinski, Jr. and Steven A. Fournier, each qualify as an audit committee financial expert, as such term is defined in recently adopted rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002. In addition, Bernard J. Dzinski, Jr., Steven A. Fournier and Timothy C. Moynahan are independent within the meaning of Item 7(d)(3) of Schedule 14A of the Exchange Act.

The Company also has a separately designated standing Nominating/Corporate Governance Committee whose members are Bernard J. Dzinski, Jr., Steven A. Fournier and Timothy C. Moynahan. The Committee assists the Board with respect to corporate governance matters, including the composition and function of the Board. The Committee has the responsibilities set forth in its Charter with respect to identifying individuals qualified to become members of the Board, recommending qualified members to the Board when vacancies occur, recommending changes in the size and composition of the Board or any Committees, periodically developing and recommending to the Board updates to the Governance Guidelines, and overseeing the annual evaluation of the Board and Committees. The criteria that the Committee applies to Director nominees is set forth in the Charter of the Committee. The Committee considers suggestions from many sources, including shareholders, regarding possible candidates for director. The Committee reviews the qualifications and backgrounds of all the candidates and recommends the slate of candidates to be nominated for election at the annual meeting of shareholders. Shareholder recommendations for nominees to the Board will be given appropriate consideration by the Committee for recommendation to the Board based upon the nominee’s qualifications in the same manner as all other candidates. Shareholder nominee recommendations should be submitted in writing to the Chairman of the Nominating/Governance in care of the Corporate Secretary.

Hometown has adopted a Code of Business Conduct and Ethics that applies to all of Hometown’s employees and directors, including its principal executive officer, principal financial officer and principal accounting officer. Hometown has also adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Hometown’s Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, protections for persons reporting questionable behavior, confidential information, protection of company assets, as well as compliance with all laws, rules and regulations applicable to Hometown’s business. Hometown’s Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer reinforces the Code of Business Conduct and Ethics and covers standards of ethical conduct, timely and truthful disclosures, legal compliance and reporting of known or suspected violations.

A copy of Hometown’s Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are posted on its website at www.htauto.com. In the event that an amendment to, or a waiver from, a provision of Hometown’s Code of Business Conduct and Ethics or the Code of Ethics that applies to any of Hometown’s officers or directors is necessary, Hometown intends to post such information on its website.

Hometown undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of Hometown’s Code of Business Conduct and Ethics and Code of Ethics. Requests should be directed in writing to Chief Financial Officer, Hometown Auto Retailers, Inc., 1309 South Main Street, Waterbury, CT 06706, or by telephone to (203) 756-1300.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.

The following table presents certain information concerning compensation paid or accrued for services rendered to Hometown in all capacities during the three years ended December 31, 2005, for the Chief Executive Officer and the other executive officers of Hometown whose aggregate annual base salary exceeded $100,000 (collectively, the "Named Executive Officers").

COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Fiscal Annual Year Compensation	$ Salary		Bonus (1)	Other (2)	Option Grants

Corey E. Shaker, President and Chief Executive Officer	2005 2004 2003	257,500 257,500 250,000		102,645 35,168 66,923	18,114 18,202 16,073	— — —

William C. Muller, Jr. Regional Vice President-South Division	2005 2004 2003	215,000 215,000 215,000		69,024 134,346 155,319	19,649 20,046 17,384	— — —

Steven Shaker, Regional Vice President-North Division	2005 2004 2003	150,000 150,000 125,000	(3)	— — —	5,900 5,745 3,542	— — —

Joseph Shaker, Regional Vice President-East Division	2005 2004 2003	212,700 200,000 200,000		— — 53,461	10,400 10,600 10,400	— — —

Charles F. Schwartz, Chief Financial Officer and Secretary	2005 2004 2003	195,000 195,000 180,000		47,058 33,034 39,385	6,852 5,970 5,402	20,000 — 50,000
_________________________
(1)	The amounts shown are cash bonuses earned in the specified year. A portion of these bonuses may be paid in the first quarter of the following year.
(2)	Primarily use of vehicles.
(3)	A portion of this salary was received in 2005.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Shares Underlying Options Granted(#) (1)	Percent of Total Options Granted to Employees in Fiscal Year 2005	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%

Charles F. Schwartz	20,000	100%	$1.25	May 2015	$15,722	$39,844

(1)	The options vest with respect to one-third of the shares of Common Stock covered by the options on each of the first, second and third anniversary of the Option Grant Date, May 13, 2005.

(2)
Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the Common Stock of Hometown appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the respective options. All the options issued in 2005 were issued at the market price at the date of issuance. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect Hometown's projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future financial performance of Hometown, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Form 10-K.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table summarizes options exercised during fiscal 2005 and presents the value of unexercised options held by the Named Executive Officers at fiscal year end:

Name	Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable (E) Unexercisable (U)	Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable (E) Unexercisable (U)

Corey E. Shaker President and Chief Executive Officer	—	—	100,000 E	$42,250 E

William C. Muller, Jr. Regional Vice President - South	—	—	30,000 E	$750 E

Steven Shaker Regional Vice President - North	—	—	30,000 E	$750 E

Charles F. Schwartz, Chief Financial Officer and Secretary	—	—	83,333 E 36,667 U	$63,000 E $17,000 U

In general, the option agreements shall be exercisable only so long as the Optionee shall continue to be an employee of Hometown and within the thirty-day period after the date of termination of his employment to the extent it was exercisable on the day prior to the date of termination. In the event the Optionee is unable to continue his employment with Hometown as a result of his total and permanent disability, he may, but only within three (3) months from the date of disability, exercise the option to the extent he was entitled to exercise it at the date of such disability. In the event of death of the Optionee, the option may be exercised, at any time within twelve (12) months following the date of death, by the Optionee's estate or by a person who acquired the right to exercise this option by bequest or inheritance, but only to the extent of the right that would have accrued had the Optionee continued living one (1) month after the date of death, provided that at the time of his death the Optionee is an employee of Hometown and shall have been in Continuous Status (as defined in Hometown’s Stock Option Plan) as an employee from the date hereof; or within thirty (30) days after the termination of Continuous Status as an employee, the option may be exercised, at any time within three (3) months following the date of death, by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise that had accrued at the date of termination.

Employment Contracts

None of the officers of Hometown have employment agreements. However, a Severance Agreement has been entered into between Hometown and its Chief Financial Officer, Charles F. Schwartz. The Agreement and the benefits under the Agreement are contingent upon the settlement of the complaint filed on June 30, 2005 in the Court of Chancery of the State of Delaware by Steven N. Bronson, Louis J. Meade and Leonard Hagan against Hometown and its directors as described in Item 3 Legal Proceedings and upon the completion of the Exchange Agreement as described in Item 1 Business-Exchange Agreement. In the event that the litigation is not settled or Hometown or any other party to the Exchange Agreement abandons or terminates the Exchange agreement, Mr. Schwartz will not be entitled to any payments under the Agreement. Pursuant to the agreement, for a period of approximately two months following the completion of the Exchange Agreement, Mr. Schwartz will continue as an at-will employee of Hometown and for an additional ten months he will be available to assist Hometown, provide information and otherwise be available to Hometown as necessary, with the combined period of such services to be one year. As consideration for such services, Mr. Schwartz will be compensated on a bi-weekly basis at a rate equal to his present salary plus the average amount of his bonus received over the last three years.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of the directors serving on the Compensation Committee are employees or officers of Hometown. No director or executive officer of Hometown is a director or executive officer of any other corporation that has a director or executive officer who is also a director of Hometown.

1998 Stock Option Plan

In February 1998, as further amended in August 2002, in order to attract and retain persons necessary for the success of Hometown, Hometown adopted its 1998 Stock Option Plan (the "Stock Option Plan") covering up to 830,000 shares of Class A Common Stock. Pursuant to the Stock Option Plan, officers, directors and key employees of Hometown and consultants to Hometown are eligible to receive incentive and/or non-incentive stock options. The Board of Directors will administer the Stock Option Plan, which expires in January 2008, or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Stock options granted under the Stock Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. For grants to the Named Executive Officers see the chart above titled “AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES.”

Employee Benefit Plan

Hometown maintains the Hometown Auto Retailers, Inc. 401(k) Plan, as amended, (the “Plan”) effective October 1, 1999, for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 50% of their compensation, subject to certain IRS limitations. Hometown may make annual matching contributions to the Plan at its discretion. Hometown made contributions of $19,000, $18,000 and $24,000 to the Plan for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Limitation of Directors' Liability and Indemnification

The Delaware General Corporation Law (the “DGCL”) authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. Hometown's Certificate of Incorporation limits the liability of Directors of Hometown to Hometown or its shareholders to the fullest extent permitted by Delaware law.

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

Report of the Compensation Committee on Executive Compensation

The primary purposes of the Compensation Committee are to establish and maintain competitive, fair and equitable compensation practices designed to attract and retain key management employees throughout the Corporation and to establish appropriate incentives to motivate and reward key management employees for achieving or exceeding established performance goals; and to oversee the competency and qualifications of senior management personnel and the provisions of senior management succession planning. The Compensation Committee is responsible for a broad range of activities which include (i) recommending to the full Board of Directors the salary(ies) of the Chairman of the Board, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer after an evaluation of market data, internal salary relationships as provided by the Corporation’s executive compensation professionals, and such other factors as the Committee deems appropriate; (ii) recommending to the full Board of Directors the salaries for other elected Corporate Officers and selected key management employees after reviewing the recommendations made by the Chief Executive Officer and the Chief Operating Officer; (iii) recommending to the full Board of Directors the type of incentive plans, if any, which will be offered to management employees; and (iv) administering the Corporation’s 1998 Incentive Stock Option Plan, to include, after reviewing the recommendations of the Chief Executive Officer and the Chief Operating Officer, determining the employees to be eligible for plan participation.

COMPENSATION COMMITTEE Steven Fournier Chairman

The above graph shows a comparison of cumulative total returns for Hometown, the NASDAQ Market Index, and a Peer Group from Hometown’s SIC Code Index from the date of the initial public offering.

(1) The Peer Group Index includes the following companies: Asbury Automotive Group, Auto Nation Inc., CarMax Inc., Group 1 Automotive, Inc., Lithia Motors Inc., Rush Enterprises, Inc., Sonic Automotive Inc. and United Auto Group, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to Hometown regarding the beneficial ownership of Common Stock as of March 24, 2006 by (i) each person known to Hometown to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each Director of Hometown, (iii) each Named Executive Officer and (iv) all Directors, and Executive Officers of Hometown as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them.

A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this Form 10-K upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the total number of shares beneficially owned, increased to reflect the shares underlying the options, warrants and convertible securities that are held by such person, but not held by any other person.

•	As of March 24, 2006, the total number of shares outstanding is 6,489,389, of which 3,910,137 shares are Class A common stock and 2,579,252 shares are Class B common stock.

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

•
As of March 24, 2006, the total number of votes outstanding is 29,702,657, of which 3,910,137 votes are from Class A common stock outstanding and 25,792,520 votes are from Class B common stock outstanding;

•	Class A common stock have one (1) vote per share; and

•	Class B common stock have ten (10) votes per share.

	Common Stock Beneficially Owned		% of Outstanding Equity Owned			% of Aggregate voting Power of all Classes
Name of Beneficial Owner	Class A	Class B	Class A	Class B	Total
Officers and Directors
Corey E. Shaker	220,214	265,080	5.49	10.28	7.36	9.63
William C. Muller, Jr.	392,000	761,752	9.95	29.53	17.70	26.94
Steven Shaker	145,142	206,424	3.68	8.00	5.39	7.43
Joseph Shaker	148,000	321,812	3.79	12.48	7.24	11.33
Charles F. Schwartz	106,666	—	2.66	—	1.62	**
Bernard J. Dzinski Jr.	31,667	—	**	—	**	**
Steven A. Fournier	36,667	—	**	—	**	**
Timothy C. Moynahan	36,667	—	**	—	**	**
All Directors, and Executive Officers as a group (8 persons)	1,117,023	1,555,068	26.09	60.29	38.95	55.42

5% Beneficial Owners
Janet Shaker	71,428	227,668	1.83	8.83	4.61	7.91
Paul Shaker	—	218,268	—	8.46	3.36	7.35
Edward D. Shaker	124,642	206,612	3.17	8.01	5.09	7.37
Edward Shaker	125,842	175,404	3.22	6.80	4.64	6.33
Richard Shaker	131,642	175,404	3.35	6.80	4.72	6.34
Steven N. Bronson	381,817	—	9.76	—	5.88	1.29
Louis Meade	150,000	—	3.84	—	2.31	**
** Ownership is less than 1%

Corey Shaker has an address at c/o Hometown Auto Retailers, Inc., 1309 South Main Street, Waterbury, Connecticut 06706. His beneficial ownership of our common stock includes:
•	265,080 shares of Class B common stock, of which 15,980 shares are held by the Edward Shaker Family Trust of which he is the Trustee and a beneficiary;
•	120,214 shares of Class A common stock, including 72 shares (24 shares each for his children, Lindsay, Kristen and Edward) of which he is custodian;
•	Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
o	25,000 shares at $2.25 per share;
o	25,000 shares at $1.25 per share;
o	50,000 shares at $0.48 per share;

William Muller, Jr. has an address at c/o Muller Toyota Inc., Route 31, PO Box J, Clinton, New Jersey 08809. His beneficial ownership of our common stock includes:
•	761,752 shares of Class B common stock;
•	360,750 shares of Class A common stock;
•	1,250 shares of Class A common stock owned by his wife, Michele;
•	Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
o	15,000 shares at $2.25 per share;
o	15,000 shares at $1.25 per share;

Steven Shaker has an address at c/o Family Ford, Inc., 1200 Wolcott Street, Waterbury, Connecticut 06705. His beneficial ownership of our common stock includes:
•	206,424 shares of Class B common stock;
•	115,142 shares of Class A common stock;
•	Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
o	15,000 shares at $2.25 per share;
o	15,000 shares at $1.25 per share;

Joseph Shaker has an address at c/o Baystate Lincoln Mercury, 571 Worcester Road, Framingham, Massachusetts 01701. His beneficial ownership of our common stock includes:
•
321,812 shares of Class B common stock of which 15,980 shares are held by the Richard Shaker Family Trust which Mr. Shaker is the Trustee and a beneficiary; and 40,000 shares are held by the Shaker Irrevocable Trust of which Mr. Shaker is Trustee;

•	148,000 shares of Class A common stock, including 174 shares (held for his son, Matthew) of which he is custodian;

Charles F. Schwartz has an address at c/o Hometown Auto Retailers, Inc., 1309 South Main Street, Waterbury, Connecticut 06706. His beneficial ownership of our common stock consists of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
o	6,666 shares at $1.25 per share;
o	50,000 shares at $0.68 per share;
o	50,000 shares at $0.34 per share.

Bernard J. Dzinski Jr. has an address at 141 East Main Street, Waterbury, CT 06721. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
o	1,667 shares at $1.05 per share;
o	30,000 shares at $0.42 per share.

Steven A. Fournier has an address at 238 Water Street, Naugatuck, Connecticut 06770. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
o	1,667 shares at $1.05 per share;
o	30,000 shares at $0.58 per share;
o	5,000 shares at $0.42 per share.

Timothy C. Moynahan has an address at 141 East Main Street, Waterbury, Connecticut 06722. His beneficial ownership of our common stock consist of options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
o	1,667 shares at $1.05 per share;
o	30,000 shares at $0.48 per share;
o	5,000 shares at $0.42 per share;

Janet Shaker has an address at c/o Family Ford, Inc., 1200 Wolcott Street, Waterbury, Connecticut 06705.

Paul Shaker has an address at 210 Munson Road, Middlebury, Connecticut 06762.

Edward D. Shaker has an address at c/o Shakers Lincoln Mercury, Inc. 831 Straits Turnpike, Watertown, Connecticut 06795. His beneficial ownership of our common stock includes:
•	206,612 shares of Class B common stock;
•	107,142 shares of Class A common stock; and
•	Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
o	8,750 shares at $2.25 per share;
o	8,750 shares at $1.25 per share;

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

Richard Shaker has an address at c/o Shakers Lincoln Mercury, Inc. 831 Straits Turnpike, Watertown, Connecticut 06795. His beneficial ownership of our common stock includes:
•	175,404 shares of Class B common stock;
•	114,142 shares of Class A common stock; and
•	Options exercisable within the next 60 days to purchase shares of Class A common stock as follows:
o	8,750 shares at $2.25 per share;
o	8,750 shares at $1.25 per share;

Steven N. Bronson has an address at 100 Mill Plain Road, Danbury, Connecticut 06811.

Louis Meade has an address at 44 Red Road, Chatham, New Jersey 07928.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	497,500	$1.03	332,500
Equity compensation plans not approved by security holders	None	None	None
Total	497,500	$1.03	332,500

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

To the best of Hometown's knowledge, based solely on review of the copies of such forms furnished to Hometown, or written representations that no other forms were required, Hometown believes that all Section 16(a) filing requirements applicable with respect to all its current officers, directors and ten percent shareholders have been complied with as of the filing date of this Annual Report. However, Charles F. Schwartz was late in filing one (1) Statement of Changes in Beneficial Ownership on Form 4 during 2005 but has subsequently come in compliance. With respect to any former directors, officers, and ten-percent shareholders of Hometown, Hometown does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

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

Muller Group. Hometown leases, for an annual base rental of approximately $411,000 and $452,000 respectively the premises occupied by its Toyota (“Toyota”) dealership in Clinton, New Jersey and its Chevrolet (“Chevy”) dealership in Stewartsville, New Jersey from Rellum Realty Company, a New Jersey general partnership, one of whose two partners is William C. Muller Jr. Mr. Muller is Regional Vice President - South Division, director and a principal stockholder of Hometown. The Toyota and Chevy leases are treated as capital leases. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. Hometown recorded the lease as a capital lease. As of December 31, 2005 the mortgage debt balance is $4.0 million, which agrees with the capital lease obligation. On February 28, 2006, Rellum Realty Company refinanced their mortgage. As part of that refinancing, Hometown was released from its guaranty of the mortgage debt.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees and expenses billed for the professional services rendered by BDO Seidman, LLP for the audit of Hometown's annual financial statements included in Hometown's Form 10-K filing for fiscal year 2005 and 2004 and the reviews of Hometown's quarterly financial statements included in Hometown's First, Second and Third Quarter Form 10-Q filings for fiscal year 2005 and 2004 totaled approximately $168,000 and $144,000, respectively. The 2005 period included $16,000 in fees associated with review of Hometown’s response to an SEC comment letter.

Audit Related Fees

In addition to those included under the paragraph “Audit Fees”, Hometown incurred $25,000 and approximately $15,000 in audit related fees for professional services rendered by BDO Seidman, LLP for the 2005 and 2004 fiscal years, respectively. The 2005 fees were associated with Hometown’s pending Exchange Agreement. The 2004 fees were incurred in relation to new accounting pronouncements affecting the 2004 audit.

Tax Fees

Hometown incurred tax fees of approximately $113,000 and $16,000 for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice and tax planning during the 2005 and 2004 fiscal years, respectively. The 2005 services were comprised of costs associated with tax opinions concerning Hometown’s pending Exchange Agreement. See Note 19 to the consolidated financial statements. The 2004 services were comprised of research discussions regarding tax treatment of a litigation settlement.

All Other Fees

Hometown incurred other fees for professional services rendered by BDO Seidman, LLP other than the services covered in the paragraphs above titled “Audit Fees” and “Audit Related Fees” of approximately $0 for the 2005 and 2004 fiscal years.

Audit Committee Pre-Approval Policy

Hometown’s Audit Committee has authorized the Chief Financial Officer to incur up to $5,000 per fiscal year on accounting research projects outside the scope of normal audit services rendered by BDO Seidman, LLP for the audit of Hometown's annual financial statements included in Hometown's Form 10-K filing and the reviews of Hometown's quarterly financial statements included in Hometown's Form 10-Q filings. Such amount is less than 5% of the annual fees paid to BDO Seidman, LLP for its Form 10-K and Form 10-Q filings. No fees were incurred in fiscal 2005 that were not approved by the Audit Committee pursuant to this policy.

Audit Committee Consideration

Hometown's Audit Committee has considered whether BDO Seidman, LLP’s provision of the services which generated the Audit and Other Fees reported above was compatible with maintaining BDO Seidman, LLP's independence as Hometown’s principal independent accounting firm.

Work Performed by Principal Accountant's Full Time Permanent Employees

BDO Seidman, LLP’s services rendered in performing Hometown's audits for fiscal year 2005 and 2004 were performed by full time, permanent employees and partners of BDO Seidman, LLP.

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

10.25	Letter consent for ownership change and initial public offering from Toyota Motor Sales, USA, Inc. dated July 24, 1998
10.26	Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement between Hometown Auto Retailers, Inc. and General Motors, dated July 20, 1998.
10.27	Letter consent from Ford Motor Company to Hometown Auto Retailers, Inc. relating to the Ford Division and Lincoln Mercury Division dated July 24, 1998.
10.28	Credit Agreement dated January 6, 1999 among the registrant, specified subsidiaries, General Electric Capital Corporation, and other specified lenders. All Annexes A through I.
(1) 10.29	Credit Agreement dated March 14, 2001 among the registrant, subsidiaries of the registrant, and Ford Motor Credit Company.
(2) 10.30	Guarantee Agreement dated January 5, 1999 among the registrant and Falcon Financial, LLC.

(2)10.31	Modification Agreement dated January 6, 1999 among the registrant, subsidiaries of the registrant and Falcon Financial, LLC.
(4)10.32	Acquisition Agreement, dated December 5, 2005, between the Registrant and Nissan of Natick, Inc.
(5)10.33	$6,035,000.00 Promissory Note dated February 9, 2006 from Bay State Realty Holding, Inc. to Ford Motor Credit Company.
(5)10.34	Mortgage Assignment Of Leases And Rents Security Agreement Fixture Filing dated February 9, 2006 from Bay State Realty Holdings, inc. to Ford Motor Credit Company.
(5)10.35
Guaranty And Security Agreement dated February 9, 2006 from Hometown Auto Framingham, Inc., Family Ford, inc., Shaker’s Inc., Hometown Brattleboro, Inc., and Shaker Auto Group, Inc. to Ford Motor Credit Company.

(5)10.36
Environmental Indemnity Agreement dated February 9, 2006 from Bay State Realty Holding, Inc., Hometown Auto Framingham, Inc., Family Ford, Inc., Shaker’s Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., Corey Shaker, Joseph Shaker, Steven Shaker, Janet Shaker, and Edward Shaker to Ford Motor Credit Company.

(5)10.37
Cross-Default And Cross-Collateralization Agreement dated February 9, 2006 from Bay State Realty Holding, Inc., Hometown Auto Framingham, Inc., Family Ford, Inc., Shaker’s Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., Corey Shaker, Joseph Shaker, Steven Shaker, Janet Shaker, and Edward Shaker to Ford Motor Credit Company.

(5)10.38	Master Loan And Security Agreement dated February 9, 2006 by and between Hometown Auto Framingham, Inc. and Ford Motor Credit Company.
(5)10.39	Loan Supplement to Master Loan And Security Agreement dated February 9, 2006 by and between Hometown Auto Framingham, Inc. and Ford Motor Credit Company.
(5)10.40	Continuing Guaranty And Security Agreement dated February 9, 2006 from Bay State Realty Holdings, Inc., Family Ford, Inc., Shaker’s Inc., Hometown Brattleboro, Inc., and Shaker Auto Group, Inc.
(5)10.41
Cross-Default And Cross-Collateralization Agreement dated February 9, 2006 from Hometown Auto Framingham, Inc., Joseph Shaker, Bay State Realty Holdings, Inc., Family Ford, Inc., Shaker’s Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., Corey Shaker, Steven Shaker, Janet Shaker, and Edward Shaker to Ford Motor Credit Company.

(3) 14.1	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer
(3) 14.2	Code of Business Conduct and Ethics
(5) 21.1	Subsidiaries of the Registrant
(5) 31.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(5) 31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(5) 32.1	Chief Executive Officer Certification
(5) 32.2	Chief Financial Officer Certification
_______________________
*Unless otherwise indicated all exhibits were previously filed as an exhibit to Hometown’s Registration Statement on Form S-1 (File No 333-52763), and incorporated herein by reference.

(1)	Filed as an exhibit to Hometown’s Form 10-K for the period ending December 31, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Hometown’s Form 10-K for the period ending December 31, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to Hometown’s Form 10-K for the period ending December 31, 2003, and incorporated herein by reference.
(4)	Filed as an Exhibit to Hometown’s Form 8-K dated December 7, 2005.
(5)	Filed herewith.

Financial Statement Schedules:

See below, beginning on page F-1.

Supplemental Schedules:

Report of Independent Registered Public Accounting Firm on Schedule is set forth on page S-1.

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003 is set forth hereafter on page S-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 24, 2006 on its behalf by the undersigned, thereunto duly authorized.

Hometown Auto Retailers, Inc.

By:	/s/ Corey Shaker
Corey Shaker, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Corey Shaker
Corey Shaker	President, Chief Executive Officer and Director

/s/ Charles F. Schwartz
Charles F. Schwartz	Chief Financial Officer

/s/ Bernard J. Dzinski, Jr.
Bernard J. Dzinski, Jr.	Director

/s/ Steven A. Fournier
Steven A. Fournier	Director

/s/ Timothy C. Moynahan
Timothy C. Moynahan	Director

/s/ William C. Muller, Jr.
William C. Muller, Jr.	Director

/s/ Joseph Shaker
Joseph Shaker	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2005 and (2004 Restated)	F-3

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2005 (2004 and 2003 Restated)	F-4

Consolidated Statements of Stockholders’ Equity for each of the three years
in the period ended December 31, 2005 (2004 and 2003 Restated)	F-5

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2005 (2004 and 2003 Restated)	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm on Schedule	S-1

Schedule II - Valuation and Qualifying Accounts	S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Hometown Auto Retailers, Inc.

We have audited the accompanying consolidated balance sheets of Hometown Auto Retailers, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Hometown Auto Retailers, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hometown Auto Retailers, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the Unites States.

As discussed in Note 2 to the consolidated financial statements, the Company restated the balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.

New York, New York	/s/ BDO Seidman, LLP
March 17, 2006	BDO Seidman, LLP

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
ASSETS	2005	2004
		(Restated)

Current Assets:
Cash and cash equivalents	$6,453	$6,101
Accounts receivable, net	4,330	5,081
Inventories, net	33,542	43,440
Prepaid expenses and other current assets	568	634
Deferred and prepaid income taxes	1,039	1,412

Total current assets	45,932	56,668

Property and equipment, net	13,035	13,854
Other assets	2,919	3,486

Total assets	$61,886	$74,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Floor plan notes payable - trade	$6,697	$17,382
Floor plan notes payable - non-trade	26,265	25,092
Accounts payable and accrued expenses	3,909	5,106
Current maturities of long-term debt and capital lease obligations	5,245	5,505
Deferred revenue	207	605

Total current liabilities	42,323	53,690

Long-term debt and capital lease obligations	7,884	8,621
Long-term deferred income taxes	—	123
Other long-term liabilities and deferred revenue	128	319

Total liabilities	50,335	62,753

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 2,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, Class A, $.001 par value, 12,000,000 shares
authorized, 3,910,137 and 3,870,137 shares issued
and outstanding, respectively	4	4
Common stock, Class B, $.001 par value, 3,760,000 shares
authorized, 2,579,252 and 3,519,252 shares issued
and outstanding, respectively	2	3
Additional paid-in capital	29,022	30,017
Accumulated deficit	(17,477)	(18,769)

Total stockholders' equity	11,551	11,255

Total liabilities and stockholders' equity	$61,886	$74,008

The accompanying notes are an integral part of these consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,

	2005	2004	2003
		(Restated)	(Restated)

Revenues
New vehicle sales	$141,938	$167,932	$180,615
Used vehicle sales	61,159	65,326	66,543
Parts and service sales	22,687	24,219	24,621
Other, net	7,296	8,117	8,222

Total revenues	233,080	265,594	280,001

Cost of sales
New vehicle	132,559	157,211	168,579
Used vehicle	55,445	59,053	60,152
Parts and service	10,338	11,043	11,299

Total cost of sales	198,342	227,307	240,030

Gross profit	34,738	38,287	39, 971

Selling, general and administrative expenses	29,735	33,371	34,840

Income from operations	5,003	4,916	5,131

Interest income	298	204	82
Interest (expense)	(3,550)	(3,281)	(3,037)
Other income	602	135	956
Other (expense)	—	(9)	(3)

Pre-tax income	2,353	1,965	3,129
Provision (benefit) for income taxes	1,061	(1,970)	616

Net income	$1,292	$3,935	$2,513

Earnings per share, basic	$0.20	$0.54	$0.35

Earnings per share, diluted	$0.19	$0.53	$0.35

Weighted average shares outstanding, basic	6,617,005	7,286,931	7,175,105
Weighted average shares outstanding, diluted	6,770,278	7,439,024	7,215,492

The accompanying notes are an integral part of these consolidated financial statements

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands)

	Class A		Class B
	Common Stock		Common Stock		Additional		Total
					Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2002	3,564	$3	3,611	$4	$29,760	$(25,217)	$4,550

Conversion of Class B Common to Class A Common	92	1	(92)	(1)	—	—	—
Net income	—	—	—	—	—	2,513	2,513

Balance at December 31, 2003	3,656	$4	3,519	$3	$29,760	$(22,704)	$7,063

Exercise of warrants	214	—	—	—	257	—	257
Net income	—	—	—	—	—	3,935	3,935

Balance at December 31, 2004	3,870	$4	3,519	$3	$30,017	$(18,769)	$11,255

Exercise of stock options	40	—	—	—	47	—	47
Net income	—	—	—	—	—	1,292	1,292
Litigation settlement (Note 15)	—	—	(940)	(1)	(1,042)	—	(1,043)

Balance at December 31, 2005	3,910	$4	2,579	$2	$29,022	$(17,477)	$11,551

The accompanying notes are an integral part of these consolidated financial statements

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,292	$3,935	$2,513
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	1,273	1,269	1,328
(Gain) loss on sale/disposal of sales and service and
property and equipment	(587)	8	(939)
Deferred income taxes	727	(2,162)	209
Changes in assets and liabilities:
Accounts receivable, net	597	977	(1,127)
Inventories, net	3,779	(4,481)	2,335
Prepaid expenses and other current assets	66	(9)	(133)
Prepaid taxes	35	(41)	47
Other assets	(106)	44	43
Floor plan notes payable - trade	(4,021)	1,913	1,034
Accounts payable and accrued expenses	(1,316)	(692)	733
Deferred revenue - current	(398)	95	(78)
Other long-term liabilities and deferred revenue	(191)	(285)	(139)
Net cash provided by operating activities	1,150	571	5,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(324)	(2,121)	(810)
Proceeds from sale of sales and service franchise and
property and equipment	—	—	942

Net cash provided by (used in) investing activities	(324)	(2,121)	132

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from floor plan notes payable - non-trade	160,015	163,361	177,160
Payment of floor plan notes payable - non-trade	(158,842)	(160,803)	(178,713)
Proceeds from long-term borrowings	314	1,418	74
Principal payments of long-term debt and capital lease obligations	(2,008)	(2,221)	(2,464)
Exercise of stock options and warrants	47	257	—

Net cash provided by (used in) financing activities	(474)	2,012	(3,943)

Net increase in cash and cash equivalents	352	462	2,015

CASH AND CASH EQUIVALENTS, beginning of period	6,101	5,639	3,624

CASH AND CASH EQUIVALENTS, end of period	$6,453	$6,101	$5,639

Cash paid for - Interest	$3,562	$3,233	$3,087
Cash paid for - Taxes	$245	$259	$366
Purchases financed by capital lease obligations	$905	$1,430	$1,239
In 2005, Hometown received 940,00 shares of Class B Common Stock worth approximately $1,043,000 - see Notes 3 and 15

The accompanying notes are an integral part of these consolidated financial statements

HOMETOWN AUTO RETAILERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Business of Hometown Auto Retailers Inc.

Hometown was founded on March 10, 1997 as Dealerco, Inc., a New York Corporation, and was later merged into Hometown Auto Retailers, Inc., a Delaware Corporation (“Hometown” or the “Company”). Hometown’s purpose was to consolidate and operate automobile dealerships in the Northeast, primarily in New Jersey and New England. Hometown was formed to combine three dealership groups (the “Core Operating Companies”) located in New Jersey and Connecticut, one of which was considered the accounting acquirer (“Shaker”), acquire two other dealerships (the “Acquisitions”) located in Vermont and Massachusetts, complete an initial public offering (the “Offering”) of its Common Stock and, subsequent to the Offering, continue to acquire, through merger or purchase, additional dealerships to expand its regional operations.

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

Hometown's operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) factors related to the automobile and truck manufacturers from which Hometown holds franchises (“Manufacturer”), primarily the historical timing of major Manufacturer incentive programs and model changeovers, (ii) weather-related factors, which primarily affect parts and service and (iii) consumer buying patterns.

2.	RESTATEMENT

Subsequent to fiscal year end December 31, 2005, Hometown concluded that the income from certain extended warranty and extended warranty reimbursement insurance policies generated in Connecticut was no longer required to be recognized over the period of the contract. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Effective on July 1, 2003, the Connecticut law applicable to extended warranties was amended to provide that an “extended warranty provider” means a person who issues, makes, provides or offers to provide an extended warranty but that person must also be “contractually obligated to provide service under such extended warranty”. The administrator of the extended warranties sold by Hometown has confirmed that Hometown is not contractually obligated to provide service under the extended warranties that they sell. Therefore Hometown is no longer liable as the “extended warranty provider” under the extended warranties that they sell. Hometown has determined that it is no longer necessary to recognize the commissions that it receives from the sale of such extended warranties over the period of the warranty contract. Accordingly, within this Form 10K, Hometown has restated prior year financial statements to reflect this change.

The effect of this restatement was to increase pre-tax income $313,000 and $224,000 for the years ended December 31, 2004 and 2003, respectively. The after tax effects was to increase net income by $187,000 and $135,000 for the years ended December 31, 2004 and 2003, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.03 and $0.02 for the years ended December 31, 2004 and 2003, respectively.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At December 31, 2005, Hometown had $317,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2006 - $191,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets.

The effect of the restatement on the financial statement items affected follows:

	Year ended		Year ended
(in thousands)	December 31, 2004		December 31, 2003
	Previously	Restated	Previously	Restated
	Reported		Reported
Balance Sheets:

Deferred and prepaid income taxes	$1,464	$1,412	—	—
Total current assets	$56,720	$56,668	—	—

Other assets	$3,649	$3,486	—	—
Total Assets	$74,223	$74,008	—	—

Deferred revenue	$735	$605	—	—
Total current liabilities	$53,820	$53,690	—	—

Other long-term liabilities and deferred revenue	$726	$319	—	—
Total liabilities	$63,290	$62,753	—	—

Accumulated deficit	$(19,091)	$(18,769)	—	—
Total stockholders’ equity	$10,933	$11,255	—	—
Total liabilities and stockholders’ equity	$74,223	$74,008	—	—

(continued)	Year ended		Year ended
	December 31, 2004		December 31, 2003
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$7,804	$8,117	$7,998	$8,222
Total revenues	$265,281	$265,594	$279,777	$280,001

Gross profit	$37,974	$38,287	$39,747	$39,971

Income from operations	$4,603	$4,916	$4,907	$5,131

Pre-tax income	$1,652	$1,965	$2,905	$3,129
Provision (benefit) for income taxes	$(2,096)	$(1,970)	$527	$616
Net income	$3,748	$3,935	$2,378	$2,513

Earnings per share, basic	$0.51	$0.54	$0.33	$0.35

Earnings per share, diluted	$0.50	$0.53	$0.33	$0.35

Statements of Cash Flows:

Net income	$3,748	$3,935	$2,378	$2,513
Deferred income taxes	$(2,288)	$(2,162)	$120	$209
Deferred revenue - current	$126	$95	$21	$(78)
Other long-term liabilities and deferred revenue	$(3)	$(285)	$(14)	$(139)
Net cash provided by operating activities	$571	$571	$5,826	$5,826

In addition, Hometown previously restated its Balance Sheets and Statements of Cash Flows on Form 10-K/A for the year ended December 31, 2004 to comply with guidance under SFAS 95, “Statement of Cash Flows”, which states that payments to suppliers should be classified as an operating activity. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification was to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7 to the consolidated financial statements.

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

Each Manufacturers franchise agreement contains provisions which may limit, without the consent of the applicable manufacturer, changes in dealership management and ownership, place certain restrictions on the dealership (such as minimum working capital requirements) and provide for termination of the franchise agreement by the manufacturer in certain instances. See Note 15 - Franchise Agreements section.

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

Finance, Insurance and Service Contract Income Recognition

Hometown arranges financing for customers through various institutions and receives financing fees equal to the difference between the loan rates charged to customers and the predetermined financing rates set by the financing institution. In addition, Hometown receives commissions from the sale of credit life and disability insurance and extended service contracts to customers. The revenues from financing fees and commissions are generally recorded at the time of the sale of the vehicles. These revenues are recorded on a net basis. The primary obligor is the institution underwriting the extended service contract. These revenues are recorded in Revenues, Other in the Statement of Operations. Revenues from sales of third party extended service contracts were $2.5 million and $2.4 million for the years ended December 31, 2005 and 2004, respectively. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Accordingly, commissions on insurance and service contract sales sold prior to July 1, 2003 are required to be recognized over the life of the related insurance product. For these dealerships, Hometown recorded the revenue as a liability and amortizes the amount into revenue over a five-year period. At December 31, 2005 and 2004 Hometown had $317,000 and $603,000 of related deferred revenue, respectively. (See Note 2.) At December 31, 2005 and 2004, Hometown also had other deferred revenue of $16,000 and $319,000, respectively, which represents the balance of a $500,000 advance on warranty income from Hometown’s Extended Service Plan vendor received June 2004. The balance of this advance will be earned during the first quarter of 2006. There were no fees or other costs associated with the advance.

Hometown may be charged back (“charge-backs”) for unearned financing fees, insurance or service contract commissions in the event of early termination of the contracts by the customers. The reserves for future charge backs are based on historical operating results and the termination provisions of the applicable contracts. Finance, insurance and service contract income, net of estimated charge-backs, are included in other dealership revenue in the accompanying consolidated financial statements.

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

Inventories

New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts, accessories and other are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market reserves were $0.4 million and $0.7 million at December 31, 2005 and 2004, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

Capital Lease Obligations

Hometown classifies two dealership leases and certain vehicle leases as capital leases. Hometown depreciates these assets over the lesser of the asset’s useful life or the terms of the lease agreements.

Company Guarantees

Hometown may guaranty or partially guaranty loans advanced by financial institutions to certain customers. It is Hometown’s policy to provide reserves for potential future default losses based on available historical information. Hometown guarantees certain mortgage debt obligations of the lessor, related to two dealership leases. Hometown was released from this guaranty February 28, 2006. See Note 15 - Guarantees Section.

Company Warranties

Hometown’s new vehicle sales and certain used vehicle sales have manufacturer warranties. Hometown also provides limited warranties on certain used vehicles sold at retail. Hometown also sells parts and service. Manufacturer parts and service are covered by limited warranties. It is Hometown’s policy to provide reserves for warranty costs based on available historical information. Also, certain Hometown dealerships provide a ten-year 250,000-mile limited engine warranty on new vehicles. The cost of this warranty is charged to the cost of sale of the vehicle. The warranty covers certain parts and labor for ten-years or until the vehicle reaches an odometer reading of 250,000 miles, whichever comes sooner.

Impairment of Long-lived Assets

Hometown periodically reviews long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. Hometown considers relevant cash flow, management’s strategic plans, and significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. When such events occur, Hometown compares the carrying amount of the assets to undiscounted expected future cash flows from the use and eventual disposition of the asset. If this comparison indicates impairment, the carrying amount would then be compared to the fair value of the long-lived asset. An impairment loss would be measured as the amount by which the carrying value of the long-lived asset exceeds its fair value. The difference would be recorded as an impairment of assets. Hometown does not believe any impairment exists based on this methodology.

Income Taxes

Hometown accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 12.

Interest Expense

Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer’s cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance is recorded as a reduction of cost of sales when the vehicle is sold. See Note 7.

Fair Value of Financial Instruments

Hometown’s financial instruments consist primarily of cash and cash equivalents, floor plan notes payable and long-term debt. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. The carrying amounts of floor plan notes payable approximate fair value due to their variable interest rates. The fair market value of long-term debt approximated the carrying value at December 31, 2005. The fair value of long-term debt is estimated based on the current rates offered for similar debt instruments with the same remaining maturities.

Advertising and Promotion

Hometown expenses advertising and promotion as incurred. Automobile Manufacturers periodically provide advertising assistance, or subsidies. In accordance with EITF Issue No. 02-16, this is recorded as a reduction of the dealer’s advertising expense if directly related to the performance of advertising in accordance with manufacturer guidelines or as a reduction of cost of sales upon sale of the vehicle. See Note 13.

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

Earnings per Share

“Basic earnings per share” represents net income divided by the weighted average shares outstanding. “Diluted earnings per share” represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See Note 11.

Stock-based Compensation

At December 31, 2005, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the “Stock Option Plan”) that is described more fully in Note 17. As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003

Net income, as reported	$1,292	$3,935	$2,513
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(9)	(23)	(35)
Pro forma net income	$1,283	$3,912	$2,478

Earnings per share:
Basic, as reported	$0.20	$0.54	$0.35
Basic, pro forma	$0.20	$0.54	$0.35

Diluted, as reported	$0.19	$0.53	$0.35
Diluted, pro forma	$0.19	$0.53	$0.34

(1)	All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

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

Supplemental Cash flow Information

On May 11, 2005 Hometown transferred certain assets and liabilities to the Vergopia’s resulting in a gain of approximately $587,000 on the transaction. (See Note 15 - Litigation section.) Hometown received 940,000 shares of Hometown Common Stock valued at $1,043,000 in exchange for Accounts Receivable of $154,000, New Vehicle and Parts Inventory of $6,786,000, Net Property and Equipment of $195,000, Floor Plan Notes Payable - Trade of $6,664,000 and Other Debt of $134,000. Costs of $119,000 are included in the computation of the gain.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Segments

Hometown’s management considers its business to be a single segment-Automotive Retailing. Hometown’s sales and services are through similar distribution channels, and Hometown’s customers are similar for all sources of revenues. Management evaluates its operating results by dealerships, which are all located in the Northeastern United States.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective as of the next fiscal year that begins after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement the provisions of this statement in the first quarter of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R. The adoption of this statement in conjunction with the adoption of SFAS 123R is not expected to have a material effect on our financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement the provisions of this statement in the first quarter of 2006.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and requires the VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns, if they occur. In December 2003, the FASB issued FIN 46(R) ("Revised Interpretations") delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46(R) Hometown has evaluated its variable interests to determine whether they are in fact VIE’s and whether Hometown was the primary beneficiary of the VIE. This evaluation resulted in determining that Hometown has a VIE with a related party, whereby Hometown guarantees the mortgage debt of the company. See Notes 10 and 15 - Guarantees section. As of February 28, 2006, Hometown no longer guarantees the mortgage of this company. The adoption of this interpretation did not have a material effect on Hometown’s financial statements.

4.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net consist of the following:

	December 31,
(in thousands)	2005	2004

Due from manufacturers	$920	$1,584
Due from finance companies	1,747	2,378
Parts and service receivables	443	637
Other	1,220	482

Total receivables, net	$4,330	$5,081

The allowance for doubtful accounts was $0.2 million and $0.3 million as of December 31, 2005 and 2004, respectively. In assessing the allowance for doubtful accounts, Hometown considers historical losses as well as current performance with respect to past due accounts.

Inventories, net consist of the following:

	December 31,
(in thousands)	2005	2004

New Vehicles	$24,474	$33,616
Used Vehicles	7,284	7,761
Parts, accessories and other	1,784	2,063

Total Inventories	$33,542	$43,440

New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.4 million and $0.7 million at December 31, 2005 and 2004, respectively. The decrease in the new vehicles inventory was primarily due to the transfer of the Westwood dealership ($6.1 million) along with an improvement (reduction) in inventory levels at our dealerships due to better inventory management. The decrease in the lower of cost or market adjustment was primarily due to the transfer of the Westwood dealership. See Note 15 - Litigation section.

Prepaid Expenses and Other Current Assets - Assets Held For Sale

Included in Prepaid Expenses and Other Current Assets as of December 31, 2005 and 2004 is land held for sale of $300,000. The land held for sale is not being used in Hometown’s business. Prior to December 31, 2003, Hometown decided to sell the property and has been marketing the property, but has been hampered by certain state environmental regulations, which were passed in 2004. Hometown is attempting to sell the property subject to the buyer receiving the approvals or variances necessary to develop the property.

Accounts payable and accrued expenses consist of the following:

	December 31,
(in thousands)	2005	2004

Accounts payable, trade	$1,255	$2,320
Accrued compensation costs	600	684
Sales and use tax	352	464
Reserve for finance, insurance and service contract charge-backs	389	415
Accrued legal and professional fees	229	315
Accrued interest	274	286
Reserve for policy work expenses	202	208
Customer payoffs	187	135
Other accrued expenses	421	279

Total	$3,909	$5,106

The decrease in accounts payable, trade is primarily due to payment of the Vergopia settlement of $0.6 million (See Note 15 - Litigation section) and payment of another legal settlement of $0.1 million, both of which were included in accounts payable, trade at December 2004. In addition, having one less dealership and a general decrease associated with less sales activity in December 2005 compared to 2004 contributed to the decrease.

Other long-term liabilities and deferred revenue

Hometown receives commissions from the sale of insurance products and extended service contracts to customers. These revenues are recorded on a net basis. Prior to July 1, 2003,

Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Accordingly, commissions on insurance and service contract sales sold prior to July 1, 2003 are required to be recognized over the life of the related insurance product. For these dealerships, Hometown recorded the revenue as a liability and amortizes the amount over a five-year period. At December 31, 2005 Hometown had $333,000 of deferred revenue of which $207,000 was current and $126,000 was long-term. Included in this amount is other deferred revenue of $16,000, which represents the balance of a $500,000 advance on warranty income from Hometown’s Extended Service Plan vendor received June 2004. The balance of this advance will be earned during the first quarter of 2006. There were no fees or other costs associated with the advance. At December 31, 2004 Hometown had $922,000 of deferred revenue of which $605,000 was current and $317,000 was long-term. Included in this amount is other deferred revenue of $319,000 related to the advance discussed above. See Note 2.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

		December 31,
(in thousands)	Lives in Years	2005	2004

Land	—	$4,246	$4,246
Land improvements	15 to 21	84	84
Buildings and leasehold improvements (1)	7 to 31.5	11,971	12,101
Machinery, equipment, furniture and fixtures	3 to 10	3,035	3,321
Vehicles	2 to 3	156	171
Construction in progress		49	224

Sub-total		19,541	20,147
Less - accumulated depreciation and amortization		(6,506)	(6,293)

Total		$13,035	$13,854

(1)	Shorter of estimated useful life or lease term.

Included in buildings and leasehold improvements are capital leases for two dealerships totaling $5,180,000 for the years ended December 31, 2005 and 2004 which are leased from related parties. See Notes 9, 10 and 14. Hometown begins depreciating assets once the asset is placed in service. Depreciation and amortization expense for property and equipment for the years ended December 31, 2005, 2004 and 2003 was $948,000, $932,000 and $944,000 respectively.

In June 2004, Hometown exercised an option to buy the building leased by its Brattleboro, VT dealership. The purchase price was $1.5 million plus closing costs. The purchase was financed by a bank loan and a note held by the seller. See Note 8.

6.	OTHER INTANGIBLE ASSETS

As of December 31, 2005 and 2004, the Company’s intangible assets consisted of the following:

	December 31,
(in thousands)	2005	2004

Deferred finance charges	$272	$272
Accumulated amortization	(142)	(121)
Non-compete agreement	—	381
Accumulated amortization	—	(333)
Franchise fee	10	10
Accumulated amortization	(5)	(3)

Net intangible assets (a)	$135	$206

(a) These assets are included in Other Assets in the consolidated financial statements.

Aggregate Amortization Expense of Intangible Assets for the years ended December 2005, 2004 and 2003 is $71,000, $87,000 and $85,000, respectively.

Estimated Amortization Expense of Intangible Assets, in thousands:

For the year ended 12/31/06	$23
For the year ended 12/31/07	$18
For the year ended 12/31/08	$15
For the year ended 12/31/09	$14
For the year ended 12/31/10	$14

7.	FLOOR PLAN NOTES PAYABLE AND INTEREST EXPENSE

	December 31,
(in thousands)	2005	2004

Floor plan notes payable - trade	$6,697	$17,382

Floor plan notes payable - non-trade	$26,265	$25,092

Floor plan interest expense	$2,142	$1,877

Since March 15, 2001, Hometown has a floor plan line of credit at each dealership with Ford Motor Credit Corporation (“FMCC”). The FMCC floor plan agreement provides financing for vehicle purchases and is secured by and dependent upon new and used vehicle inventory levels. Maximum availability under the FMCC agreement is a function of new and used car sales and is not a pre-determined amount.

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

Outstanding floor plan borrowings financing new vehicles of manufacturers that are affiliates of FMCC (Ford, Lincoln and Mercury) are classified as “floor plan notes payable - trade”. All other floor plan borrowings are classified as “floor plan notes payable - non-trade”.

The Statement of Cash Flows reflects changes in “floor plan notes payable - trade” as a cash operating activity and the changes in “floor plan notes payable - non-trade” as a cash financing activity.

As of December 31, 2005 Hometown’s floor plan liability (trade and non-trade) with FMCC is $33.0 million. The FMCC agreement has no set maturity date and it is the intention of Hometown to continue with this financing on an ongoing basis.

Hometown is subject to the FMCC standard financing agreement which provides for floor plan loans for new and used vehicles that have variable interest rates that increase or decrease based on movements in the prime or LIBOR borrowing rates and FMCC financing volume. At December 31, 2005, interest rates were approximately 7.05% for new vehicles and 9.00% for used vehicles. At December 31, 2004, interest rates were approximately 4.94% for new vehicles and 7.00% for used vehicles. The average interest rate was approximately 6.29%, 4.42% and 4.25% for 2005, 2004 and 2003, respectively.

Automobile manufacturers periodically provide floor plan interest assistance, or subsidies, which reduce the dealer’s cost of financing. The accompanying consolidated financial statements reflect interest expense gross. Floor plan interest assistance was $1.3 million, $1.5 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is recorded as a reduction of cost of sales when the vehicle is sold. Of these amounts, $0.2 million, $0.3 million and $0.3 million was recorded as a reduction of inventory for each of the years ending December 31, 2005, 2004 and 2003.

8.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

	December 31,
(in thousands)	2005	2004

Real estate mortgage notes payable, due in monthly installments including interest at 10.0%, maturing May 2014. (a)	$6,974	$7,447
Real estate capital lease obligations, due in monthly installments including interest at 10.0%, maturing December 2013. See Note 9.	3,979	4,335
Real estate mortgage note payable. (b)	979	1,025
Capital lease obligations on rental vehicles, due in monthly installments including interest ranging from 4.5% to 9.9%, maturing on various dates through December 2009. See Note 9.	740	892
Real estate mortgage note payable, due in monthly installments including interest at 10.5%, maturing April 2007. Note partially finances the Brattleboro building purchase. See Note 5.	145	241
Note payable on leasehold improvement, due in monthly installments including interest at 6.41%, maturing January 2010.	184	—
Various due in monthly installments including interest ranging from 5.3% to 15.6%, maturing on various dates through August 2010.	128	138
Notes payable on rental vehicles, due in monthly installments including interest of 6.5%, matured December 2005.	—	48

	13,129	14,126
Less: Current portion	5,245	5,505

Total Long Term Debt and Capital Lease Obligations (a)	$7,884	$8,621

(a) Hometown is subject to certain financial covenants calculated semi-annually at June 30th and December 31st, related to its real estate mortgages. Significant financial covenants are: (i) a Fixed Cost Coverage Ratio (a defined cash flow ratio) calculation and (ii) an Adjusted Net Worth calculation as defined. Hometown has been in default of its loan agreement for Baystate Lincoln Mercury since December 31, 2004 for failure to comply with the Fixed Cost Coverage Ratio covenant caused by losses incurred at the dealership. Accordingly, Hometown has reclassified $4.0 million of related long-term debt to current at December 31, 2005. Total debt for this mortgage at December 31, 2005 is $4.3 million. On February 9, 2006, this mortgage was refinanced in connection with the acquisition of a Nissan Sales and Service Franchise. (see Note 20.) In accordance with terms of the original mortgage, Hometown paid a prepayment penalty of $1.0 million, which will be expensed in Hometown’s first quarter Consolidated Statements of Operations.

(b) Mortgage partially financing the Brattleboro building purchase (see Note 5) has an interest rate of 7.0% through May 2009 and is variable thereafter. The monthly payments are sufficient to amortize the loan over a 15-year period. After 10 years, May 2014, the terms of the bank loan will be renegotiated.

Maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows:

	Year ending	Aggregate
(in thousands)	December 31,	Obligation

	2006	$5,245
	2007	949
	2008	950
	2009	948
	2010	835
	Thereafter	4,202

	Total	$13,129

9.	CAPITAL LEASES

The following is an analysis of the leased property under capital leases by major classes:

	Asset Balances at December 31,
(in thousands)	2005	2004

Rental and loaner vehicles	$870	$981
Less: Accumulated amortization	(125)	(89)

Net rental and loaner vehicles (included in Inventories)	$745	$892

Buildings	$5,180	$5,180
Less: Accumulated amortization	(2,493)	(2,156)

Net Buildings (included in Property & Equipment)	$2,687	$3,024

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005:

	Year ending	Minimum Lease
(in thousands)	December 31,	Payments

	2006	$1,020
	2007	1,020
	2008	1,018
	2009	936
	2010	756
	Thereafter	2,621

Total minimum lease payments		7,371
Less: Amount representing estimated executory costs, included in total minimum lease payments		(124)

Net minimum lease payments		7,247
Less: Amount representing interest		(2,528)

Present value of net minimum lease payments *		$4,719

*  Reflected in the balance sheet as current and non-current obligations under capital leases of $512 and $4,207, respectively.

10.	RELATED PARTY TRANSACTIONS

Leases

Certain officers of Hometown lease to the dealerships the premises under various leases, two of which are classified as capital leases. See Notes 5, 9 and 14. In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. Hometown recorded the lease as a capital lease. As of December 31, 2005 the mortgage debt balance is $4.0 million, which equals the capital lease obligation. On February 28, 2006, Rellum Realty Company refinanced their mortgage. As part of that refinancing, Hometown was released from its guaranty of the mortgage debt.

11.	CAPITAL STRUCTURE AND PER SHARE DATA

Preferred Stock

Hometown's Certificate of Incorporation provides that its Board of Directors has the authority, without further action by the holders of the outstanding Common Stock, to issue up to two million shares of Preferred Stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. As of December 31, 2005 and 2004, Hometown does not have any Preferred Stock outstanding. The designations, rights and preferences of any Preferred Stock would be set forth in a Certificate of Designation which would be filed with the Secretary of the State of Delaware.

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

Per Share Data

“Basic earnings per share” is computed by dividing net income by the weighted average common shares outstanding. “Diluted earnings per share” is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options to purchase approximately 498,000 shares and 518,000 shares of common stock were outstanding during 2005 and 2004, respectively. Options and warrants to purchase approximately 1,112,000 shares of common stock were outstanding during 2003. Basic and diluted weighted average shares for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003

Basic, Weighted Average Shares	6,617,005	7,286,931	7,175,105

Common Stock Equivalents	153,273	152,093	40,387

Diluted, Weighted Average Shares	6,770,278	7,439,024	7,215,492

Basic weighted average shares reflect a reduction of 940,000 Class B shares from the settlement of the Vergopia litigation on March 3, 2005. These shares have been cancelled as of May 13, 2005. During the third quarter of 2005, stock options to purchase 40,000 Class A shares were exercised. Also, the year ended December 31, 2005 includes a gain on the transfer of the Westwood dealership of $587,000 (see Note 15 - Litigation section) and costs associated with the Exchange Agreement of $502,000 and related lawsuit of $160,000 (see Notes 19 and 15 - Litigation section, respectively). The year ended December 31, 2004 includes a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill and net operating losses. The year ended December 31, 2003 includes a tax benefit recorded primarily due to the reduction of a valuation allowance on the deferred tax asset related to tax deductible unamortized goodwill. See Note 12. 2003 also includes a $936,000 gain on the sale of a Chrysler/Jeep Sales and Service Franchise in June 2003.

The common stock equivalents are options whose exercise price is less than the average market price of the common shares during the period. In 2005, 2004 and 2003, options and warrants to purchase 99,000, 248,000 and 842,000 shares, respectively, of Hometown common stock were excluded from the calculation of diluted income per share due to the options and warrant prices being greater than the average market price of the common shares during the period.

The basic and diluted income per share for the year ended December 31, 2005 is $0.20 and $0.19, respectively. The basic and diluted income per share for the year ended December 31, 2004 is $0.54 and $0.53, respectively. The basic and diluted income per share for the year ended December 31, 2003 is $0.35.

12.	INCOME TAXES

(in thousands)	December 31,
	2005	2004	2003
Federal:
Current	$16	$(31)	$60
Deferred	633	(1,879)	274
State:
Current	318	223	347
Deferred	94	(283)	(65)

Provision (Benefit) for Income Taxes	$1,061	$(1,970)	$616

Actual income tax expense (benefit) differs from income tax expense computed by applying a U.S. federal statutory corporate tax rate of 34% to income before income taxes as follows:

	December 31,
(in thousands)	2005	2004	2003

Provision at the statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State income tax, net of benefit for Federal deduction	11.6%	(2.0)%	5.9%
Change in valuation allowance (a)	2.2%	(126.7)%	(14.4)%
Adjustment for prior year over accruals	(3.6)%	(5.7)%	(5.8)%
Other	0.9%	(0.1)%	0.0%

Effective tax rate	45.1%	(100.3)%	19.7%

Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

	December 31,
(in thousands)	2005	2004

Deferred income taxes and taxes receivable - short-term:
Tax assets related to goodwill	$241	$ 216
Current net operating loss carryforward (c)	249	319
Reserves and accruals not deductible until paid	405	538
Tax on current portion of deferred revenue	82	294
Tax prepayments and prior year overpayments	62	97

Total	$1,039	$1,412

Deferred tax assets - long-term: (b)
Tax assets related to goodwill	$1,903	$2,199
Net operating loss carryforward (c)	1,010	1,159
Tax on long term portion of deferred revenue	42	127
Deferred tax on capital leases treated as operating leases for tax purposes	377	353
Other	119	74
Valuation allowance (a)	(1,204)	(1,153)

Total	$2,247	$2,759

Deferred tax liabilities - long-term:
Depreciation	$—	$(123)

Total	$—	$(123)

Net deferred tax assets - short term	$977	$1,315
Net deferred tax assets - long term	3,451	3,789
Valuation allowance on long-term assets	(1,204)	(1,153)

Net deferred tax asset	$3,224	$3,951

(a) The 2005 valuation allowance of $1.2 million consists of $1.0 million in relation to State NOL’s of $10.8 million not expected to be utilized and $0.2 million in relation to the State tax effect from goodwill amortization not expected to be utilized. In 2004, the deferred tax asset valuation allowance decreased by $2.5 million. This decrease is primarily the result of Hometown’s analysis of the likelihood of realizing the future tax benefit of tax loss carryforwards and additional temporary differences. Realization of the net deferred tax asset (net of recorded valuation allowance) is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, Hometown believes it is more likely than not that the net-recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

(b) Long-term deferred tax assets are recorded in other assets in the consolidated balance sheets.

(c) Federal NOL’s of $0.7 million begin to expire in 2021. State NOL’s of $0.7 million expired in 2005. The remaining State NOL’s of $11.2 million begin to expire in 2006. NOL’s that have expired in 2005 had a valuation allowance for the entire amount of the tax benefit. NOL’s that will expire in 2006 have a valuation allowance for the entire amount of the tax benefit. See (a) above.

13.	ADVERTISING AND PROMOTION

Hometown expenses advertising and promotion as incurred. Advertising and promotion expenses included in Selling, General and Administrative Expenses, net certain of manufacturers’ rebates and assistance, were approximately $3.4 million, $3.9 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Manufacturers advertising rebates and assistance recorded as a reduction of advertising expense was approximately $0.6 million, $0.4 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Certain manufacturers will charge Hometown for national and regional advertising in the invoice price of the vehicle. These charges are included in the cost of vehicles sold by Hometown. The expense is recognized in cost of sales upon the sale of the vehicle.

Certain manufacturers will reimburse the dealerships for a portion of these advertising costs upon providing the manufacturer documentation of advertising performed by the dealership according to the manufacturers advertising and marketing program guidelines. These rebates were

$0.6 million, $0.4 million and $0.7 million in 2005, 2004 and 2003, respectively, and were recorded as a reduction of advertising expense. Other manufacturers reimburse dealerships a flat amount of the advertising charged without any advertising required by the dealerships. In 2005, 2004 and 2003, in accordance with EITF Issue No. 02-16, these amounts are reflected as a reduction of the inventory amount and as a reduction of cost of sales upon sale of the vehicle. Approximately $0.3 million has been reflected as a reduction of cost of sales in 2005, 2004 and 2003.
14.	OPERATING LEASES

Hometown has executed leases for the premises occupied by its dealerships. Hometown accounts for operating leases on a straight-line basis. None of Hometown’s property leases have rents that escalate at a fixed rate over time. One lease contains an option to purchase at the end of the current lease term or end of the extension term at the then fair market value of the property. Certain of the leases are with related parties. Hometown also has operating leases relating to its data processing equipment. The minimum rental commitments required under these operating leases after December 31, 2004 are as follows:

Year ending December 31,	Total Obligation	Related Parties	Other

(in thousands)

2006	$992	$733	$259
2007	992	733	259
2008	989	733	256
2009	764	733	31
2010	748	738	10
Thereafter	2,214	2,214	—

Total (1)(2)	$6,699	$5,884	$815

(1) Certain leases contain escalation clauses that are based on increases in the published Consumer Price Index and accordingly are not included in the minimum rental commitment schedule until the increase takes place. Also, certain of the leases contain renewal options and require Hometown to pay for real estate taxes and occupancy costs, none of which are included in the minimum rental commitment schedule.

Total expense for operating leases and rental agreements was $1,292,000, $1,859,000 and $1,851,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Rental expense for the years ended December 31, 2005, 2004 and 2003, does not include sub-lease income received of $23,000, $20,000 and $3,000, respectively. The sub-lease agreement expired in 2005.

Total expense for operating leases and rental agreements with related parties was $896,000, $1,149,000 and $912,000 for the years ending December 31, 2005, 2004 and 2003, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Litigation

During the fourth quarter of 2004, Hometown announced that it had resolved in principle to settle the litigation matters described in Footnote 9 in the Notes to Unaudited Consolidated Financial Statements as contained in Hometown’s Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2004. On March 3, 2005 the execution and delivery of a settlement agreement and applicable releases of claims from all parties to the litigation was completed. The settlement agreement settled all claims made by Salvatore A. Vergopia and Edward A. Vergopia, former directors and executive officers of the Corporation, and Janet Vergopia, the wife of Salvatore A. Vergopia (the “Vergopias”). The settlement also finally resolved the related insurance coverage litigation with Universal Underwriters Group and The Chubb Group of Insurance Companies. The gross payment to the Vergopias by all parties was $4 million of which $0.6 million was paid by Hometown in March 2005. The settlement with the Vergopias and the insurers included an exchange of mutual releases of claims among the parties and a withdrawal of all claims with prejudice and without costs or attorneys fees to any party. On May 11, 2005, the parties completed the transfer to the Vergopias of certain Westwood Lincoln Mercury Sales, Inc. assets, including its Lincoln Mercury franchise and the termination of Hometown’s Westwood, New Jersey lease. Hometown received all of the 940,000 shares of Class B Common Stock owned by the Vergopias in March 2005. The Settlement Agreement does not constitute an admission of liability or wrongdoing by any party.

The 940,000 shares of Hometown stock was recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and is shown as a reduction of Stockholders’ Equity of $1.0 million, primarily Additional Paid-in-Capital. (See Statements of Stockholders Equity.) The assets and liabilities transferred to the Vergopias was recorded as a reduction of those accounts at book value on May 11, 2005 resulting in a gain of approximately $0.6 million from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002 and expensed the aforementioned $0.6 million March payment in prior periods.

Hometown Auto Retailers, Inc. d/b/a Muller Toyota, Inc. has been named as one of 1,667 defendants in a complaint filed by Maryann Cerbo, et. al. in the Superior Court of New Jersey in Bergen County and allegedly served upon Hometown on December 30, 2004. The action has been brought on behalf of about 111 named plaintiffs and, purportedly on behalf of a class of individuals and companies who have purchased or leased a motor vehicle from the defendants. Plaintiffs contend that the defendants (a) overcharged for registration and/or title fees; (b) failed to properly itemize documentary costs and governmental costs; (c) charged grossly excessive documentary fees not reasonably related to costs; and (d) failed to disclose that the defendants are not required to perform certain documentary services. It appears from the complaint that plaintiffs have attempted to name as defendants all franchised automobile dealers in the State of New Jersey, as well as a large assortment of other persons and entities. There are no allegations that Hometown ever performed any services for any of the named plaintiffs. The complaint makes certain class action allegations and alleges violations of the New Jersey Consumer Fraud Act as well as common law fraud. The Court has dismissed the portions of the complaint alleging violations of the New Jersey Consumer Fraud Act, common law fraud and conspiracy to commit common law fraud. Hometown does not believe that the eventual outcome of this case will have a material adverse effect upon Hometown’s consolidated financial position or results of operations.

On July 8, 2005 Hometown issued a press release in which it announced its receipt of notice of the commencement of a lawsuit against Hometown and an indefinite delay in the mailing to Hometown’s stockholders of the Information Statement prepared in connection with the Exchange Agreement announced by Hometown on June 2, 2005. The press release was filed with the Securities and Exchange Commission as part of Hometown’s Form 8-K filed on July 8, 2005. See Note 19 to the consolidated financial statements.

The complaint was filed on June 30, 2005 in the Court of Chancery of the State of Delaware by Steven N. Bronson, Louis J. Meade and Leonard Hagan against Hometown Auto Retailers, Inc. and its directors, Corey E. Shaker, William C. Muller, Jr., Joseph Shaker, Bernard J. Dzinski, Jr., Steven A. Fournier, H. Dennis Lauzon and Timothy C. Moynihan. Plaintiffs purport to bring the action individually, derivatively and as a class action on behalf of the public stockholders of Hometown’s Class A shares. The plaintiffs allege in their complaint that the directors and controlling stockholders have breached their fiduciary duties to Hometown and the Class A stockholders, have failed to seek a transaction that would maximize value for Hometown and all it stockholders, and have initiated a transaction that is not fair to Hometown and its public stockholders. The plaintiffs seek equitable and monetary relief, including, rescission of the Exchange Agreement, a preliminary and permanent injunction against the Exchange Agreement transactions, a declaration that the defendants have breached their fiduciary duties, a constructive trust on any assets transferred pursuant to the Exchange Agreement transactions, damages for the injury suffered by plaintiffs and the Class as a result of defendants’ breach of fiduciary duties, certification of the action as a class action, and an order requiring defendants to pay attorneys’ fees and expenses to plaintiffs.

On July 19, 2005, a copy of the complaint as filed in the Court of Chancery of the State of Delaware was filed with the Securities and Exchange Commission by Steven N. Bronson as an Exhibit to Amendment No. 4 to Mr. Bronson’s Schedule 13D filing.

As of December 31, 2005, Hometown has incurred approximately $0.2 million in relation to the complaint, which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown’s Consolidated Statements of Operations for the Year Ended December 31, 2005.

Hometown from time to time may be a defendant in lawsuits arising from normal business activities. Management reviews pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on Hometown's consolidated financial position or results of operations.

Guarantees

Hometown may guaranty or partially guaranty loans advanced by financial institutions to certain customers. It is Hometown’s policy to provide reserves for potential future default losses based on available historical information.

In connection with the acquisition in 1999 of real estate used by Baystate Lincoln Mercury, Hometown guaranteed the mortgage debt of Rellum Realty Company. The 1999 guaranty was given in substitution for a February 1998 guaranty of that debt by the Muller Group, a subsidiary of Hometown. In the event of default by Rellum Realty Company, Hometown is required to make the mortgage payments, but does not take ownership of the property. Hometown recorded the lease as a capital lease. As of December 31, 2005 the mortgage debt balance is $4.0 million, which agrees to the capital lease obligation. See Notes 8 and 9 to the consolidated financial statements. On February 28, 2006, Rellum Realty Company refinanced their mortgage. As part of that refinancing, Hometown was released from its guaranty of the mortgage debt.

Warranties

Hometown’s new vehicle sales and certain used vehicle sales have manufacturer warranties that specify coverage and period. In these instances, Hometown is reimbursed by the manufacturer for the cost of parts and service on the vehicle covered by these warranties, as specified by the manufacturer. Hometown also provides a limited warranty on used vehicles sold at retail. The warranty period is as agreed upon by the customer and may be subject to a minimum period as mandated by the state. The typical warranty period ranges up to three months. Hometown also sells parts and service. Manufacturer parts are covered by limited warranties, as specified by the manufacturer. Service also has a limited warranty; whereby the part and certain labor costs are covered under the limited manufacturer warranty. Also, certain Hometown dealerships provide a ten-year 250,000-mile limited engine warranty on new vehicles. The cost of this warranty is charged to the cost of sale of the vehicle. The warranty covers certain parts and labor for ten-years or until the vehicle reaches an odometer reading of 250,000 miles, whichever comes sooner. The warranty is insured, making the cost of the warranty fixed for Hometown. The insurance company pays costs associated with the warranty work to Hometown.

Hometown records a reserve referred to as “policy” for used vehicle warranties and the labor portion of service warranties based on available historical information. Also included in this reserve are (i) the costs associated with free products or services that may be offered to a retail customer for purposes of maintaining goodwill with that particular service customer or new or used vehicle customer, or (ii) the free products or service may be part of a service maintenance program whereby customers may receive certain services for free if they maintain a certain level of service at the dealership. At December 31, 2005 and 2004, Hometown has a reserve of $202,000 and $208,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs, including free parts and service, over the last twelve months. While Hometown believes its estimated liability for product warranties and free parts and service is adequate and that the judgment applied is appropriate, the estimated liability for product warranties and free parts and service could differ materially from future actual costs.

Reserve for Policy Work	Balance At Beginning of Year	Additions To Costs and Expenses	Deductions	Balance At End of Year

Year Ended 12/31/05	$208,000	$1,034,000	$(1,040,000)	$202,000
Year Ended 12/31/04	$175,000	$1,207,000	$(1,174,000)	$208,000
Year Ended 12/31/03	$172,000	$1,019,000	$(1,016,000)	$175,000

Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales prior to July 1, 2003 in Connecticut dealerships discussed in Note 2.

Franchise Agreements

Toyota Motor Sales, U.S.A., Inc. has extended Hometown’s current Toyota Dealer Agreement on a periodic basis since March of 2003. The most recent extension was for a period of three months through May 18, 2006. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit’s financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopias as discussed above. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota’s requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown’s Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2005 had combined revenues of $104.0 million and pre-tax income before allocation of corporate costs of $2.4 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships and that it has undertaken reasonable steps to alleviate the concerns expressed by Toyota. However, there can be no assurance that Toyota will enter into a new dealer agreement with Hometown and Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

16.	EMPLOYEE BENEFIT PLANS

Hometown maintains the Hometown Auto Retailers, Inc. 401(k) Plan (the “Plan”) for the benefit of eligible employees, as defined. Participants may make voluntary contributions of up to 50% of their compensation, subject to certain IRS limitation. Hometown may make annual matching contributions to the Plan at its discretion. Hometown made contributions of $19,000, $18,000 and $24,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following tables summarizes information about stock option activity and amounts:

	Number of Shares	Weighted Average Price per Share	Weighted Average Fair Value

Balance at December 31, 2002	710,750	$3.60
Options Granted	100,000	0.38	$0.27
Canceled	(186,250)	7.47

Balance at December 31, 2003	624,500	$1.93
Options Granted	10,000	1.05	$0.67
Canceled	(117,000)	5.79

Balance at December 31, 2004	517,500	$1.04
Options Granted	20,000	1.25	$1.01
Exercised	(40,000)	1.19

Balance at December 31, 2005	497,500	$1.03

Exercisable at December 31, 2003	413,000	$2.45

Exercisable at December 31, 2004	444,169	$1.13

Exercisable at December 31, 2005	457,501	$1.05

Range of Exercise Prices	Number of Options Outstanding at 12/31/05	Weighted Average Remaining Life	Weighted Average Exercise Price Per Share	Options Exercisable at 12/31/05	Weighted Avg. Exercise Price

$0.34 to $0.65	220,000	2.96	$0.45	203,333	$0.46
$0.68 to $1.50	178,750	3.10	$1.08	155,418	$1.06
$2.25	98,750	0.38	$2.25	98,750	$2.25

	497,500	2.50	$1.03	457,501	$1.05

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes.

In 2005, the dividend yield was assumed to be 0%, the risk-free interest rate was 3.82%, the expected option life was 10 years and the expected volatility was 75%. In 2004, the dividend yield was assumed to be 0%, the risk-free interest rate was 3.93%, the expected option life was 5 years and the expected volatility was 75%. In 2003, the dividend yield was assumed to be 0%, the risk-free interest rate ranged from 3.0% to 3.2%, the expected option life was 5 to 10 years and the expected volatility was 75%.

See Note 3 for impact of accounting for stock options using the fair value method of accounting according to SFAS 123.

18.	OTHER INCOME / OTHER EXPENSE

The significant components of Other Income and Other Expense are:

	Year Ended December 31,
(in thousands)	2005	2004	2003

Other Income:
Gain in relation to litigation settlement	$587	$—	$—
Oldsmobile termination payment	—	127	—
Gain on sale of Sales and Service Franchise	—	—	936
Other	15	8	20

Total Other Income	$602	$135	$956

Other Expense:
Miscellaneous	$—	$(9)	$(3)

Total Other Expense	$—	$(9)	$(3)

In May 2005, Hometown completed the transfer of certain assets in relation to the settlement of litigation matters resulting in a gain of approximately $587,000 and is included in Other Income in Hometown’s Consolidated Statement of Operations for the year ended December 31, 2005. See Note 15 - Litigation section.

Hometown received $127,000 from General Motors Corp. related to the termination of the Oldsmobile product line, which was recorded in Other Income in Hometown’s Consolidated Statement of Operations for the year ended December 31, 2004.

On June 3, 2003 Hometown sold the Chrysler/Jeep Sales and Service Franchise for its Waterbury, CT store for $950,000 in cash. The transaction resulted in Hometown recording a $936,000 gain on the sale and is included in Other Income in Hometown’s Consolidated Statement of Operations for the year ended December 31, 2003. Hometown relocated its corporate offices to this location in January 2005. The lease for the property expires in 2013. Hometown wrote off the goodwill associated with this franchise in 2002.

19.	EXCHANGE AGREEMENT

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

The New England Subsidiaries consist of the business operations and real estate holdings of Hometown located in the States of Connecticut, Massachusetts and Vermont. They include ERR Enterprises, Inc., Family Ford, Inc., Shaker’s, Inc., Shaker’s Lincoln/Mercury Auto Care, Inc., Hometown Brattleboro, Inc., Hometown Auto Framingham, Inc., Bay State Realty Holdings, Inc. and Brattleboro Realty Holdings, Inc.

The automobile franchises operated by the New England subsidiaries include:
•	Bay State Lincoln Mercury (Framingham, Mass.),
•	Brattleboro Chrysler Jeep Dodge (Brattleboro, Vt.),
•	Family Ford (Waterbury, Conn.),
•	Shaker’s Lincoln Mercury (Watertown, Conn.),
•	Wellesley Mazda (Wellesley, Mass.),
•	Shaker’s Auto Care (Naugatuck, Conn.).

The New England subsidiaries also include the following real estate holding companies:
•	Baystate Realty (Framingham, Mass.), and
•	Brattleboro Realty (Brattleboro, Vt.).

Following the split-off of the above-described assets and liabilities to Shaker Auto Group, Hometown Auto will operate the following automobile franchises:
•	Muller Chevrolet (Stewartsville, N.J.);
•	Muller Toyota (Clinton, N.J.), and
•	Toyota of Newburgh, (New Windsor, N.Y.).

The consummation of the exchanges is subject to various contingencies, including approval of Hometown’s manufacturers to the transfer of the automobile franchises to Shaker Auto Group, Inc., and approval of various lenders to the release of Hometown from certain liabilities and the assumption of certain liabilities by Shaker Auto Group, Inc.

In connection with the transactions, Hometown anticipates that it will secure a term loan of up to $6.5 million, with $5 million to be used for the cash contribution to be made to Shaker Auto Group (as explained above), $1.1 million for financing the split-off costs and associated severance costs, and the $0.4 million balance for working capital for Hometown. As of December 31, 2005, Hometown has incurred approximately $0.5 million of the aforementioned split-off costs, which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown’s Consolidated Statements of Operations for the Year Ended December 31, 2005.

Following the split-off, Hometown Auto will have a total of 3,884,979 common shares (3,108,227 Class A common shares and 776,752 Class B common shares), with William C. Muller, Jr. (and his immediate and extended family) holding 367,500 Class A common shares and 776,752 Class B common shares of Hometown Auto. [Note: Hometown Auto Class B common shares have 10 for 1 voting rights versus Class A common shares which are voted on a 1 to 1 basis.]

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

On June 2, 2005, Hometown issued a press release describing the general terms of the proposed exchange transactions and disclosing the approval of the transactions by the Board of Directors and by a majority of the voting power to the Company’s Common Stock. The press release and the Exchange Agreement were filed with the Securities and Exchange Commission, as part of the Company’s Form 8-K filed on June 2, 2005.

On June 17, 2005, Hometown filed a Preliminary Schedule 14C Information Statement (“Information Statement”) with the Securities and Exchange Commission which describes the proposed exchange transactions. The Preliminary Schedule 14C Information Statement included the disclosure that the members of the Board of Directors of the Company were sent a letter dated June 14, 2005 signed by Steven Bronson, Louis J. Meade and Leonard Hagan, which letter was included in an amendment to a Schedule 13D filed by Steven Bronson with the Securities and Exchange Commission on June 15, 2005. In the letter, Messrs. Bronson, Meade and Hagan (the “Holders”) stated that they own an aggregate of 16.31% of the Company’s Class A Common Stock. In the letter, the Holders also stated their belief that the Exchanges will have a material adverse effect on the Company and the shareholders who are not parties to the Exchanges, and are not in the best interests of the Company and its shareholders. They further stated their belief that the Exchanges violate the Board’s statutory and common law fiduciary duties and demand that the Company abandon the Exchanges, that the Board appoint a new Compensation Committee, that the President of the Company resign, that the Board appoint a Special Committee to explore all options for maximizing shareholder value, including conversion of the Company’s Class B Common Stock into Class A Common Stock, that provision be made for minority shareholder representation on the Board, and that the Shaker Group reimburse the Company for its costs in pursuing the Exchanges.

On July 8, 2005 Hometown issued a press release in which it announced (i) its receipt of notice of the lawsuit which is described above, see Note 15 - “Litigation”, in which the plaintiffs seek equitable and monetary relief, including rescission of the Exchange Agreement, and (ii) an indefinite delay in the mailing of the Information Statement to Hometown’s stockholders. The press release was also filed with the Securities and Exchange Commission, as part of Hometown’s Form 8-K filed on July 8, 2005.

The Press Release also announced that the staff of the Securities and Exchange Commission had asked the Company to delay sending the information statement describing the proposed exchanges to its shareholders pending the resolution of certain issues that had been raised by the staff with respect to the Company’s annual report on Form 10-K for the period ended December 31, 2004 and its quarterly report on Form 10-Q for the period ended March 31, 2005. On September 21, 2005 the Company filed Amendment No. 1 on Form 10-K/A to the previously filed Annual Report on Form 10-K for the year ended December 31, 2004 and also filed Amendment No. 1 on Form 10-Q/A to the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. On September 22, 2005 the Securities and Exchange Commission issued a letter to the Company stating they completed their review of the filings and that they had no further comments.

In light of the potential adverse effects which the commencement of the Delaware litigation may have upon the Company and the proposed exchanges, as well as a variety of other factors, the Company is unable to predict when, or if, it will send the information statement concerning the proposed exchanges to its shareholders or when the proposed exchanges will be consummated.

20.	SUBSEQUENT EVENTS

On February 9, 2006 Hometown completed the acquisition of a Nissan franchise. Pursuant to the terms of the Asset and Franchise Purchase Agreement, Hometown purchased a Nissan sales and service franchise and certain assets including customer lists, certain new parts and accessories, special tools and new vehicle inventory. Hometown did not assume any liabilities. The purchase price was $2.0 million plus approximately $0.1 million for certain special tools and parts and accessories. In addition, Hometown received a credit for holdbacks, floor plan assistance and advertising credits of less than $0.1 million and assumed the new vehicle inventory on hand which was financed under Registrant’s existing floor plan financing with Ford Motor Credit Corporation.

With regard to the pending Exchange Agreement (see Note 19) with the New England Subsidiaries of Hometown and the stockholders of Hometown in the Shaker Group, the assets acquired under the Asset and Franchise Purchase Agreement were acquired by Hometown Auto Framingham, Inc., one of the New England Subsidiaries and all of the indebtedness relating to the acquisition is in favor of and secured only by the assets of the New England Subsidiaries. Accordingly, in the event that the exchanges are ultimately consummated, it is anticipated that the assets and the indebtedness related thereto will become the sole obligation of the New England Subsidiaries and Hometown will have no interest in the assets and no obligation with respect to the indebtedness incurred in connection with the acquisition of such assets.

The acquisition described above was funded through the completion of several simultaneous financing transactions on February 9, 2006 including: (i) the pay-off (prepayment) of a real estate mortgage note payable of $4.3 million (plus a $1.0 million prepayment yield maintenance fee described below); (ii) a $6.0 million real estate mortgage note payable from Ford Motor Credit Company (the “Mortgage Loan”); and (iii) a $1.5 million capital loan from Ford Motor Credit Company (the “Capital Loan”).

The prepayment of the real estate mortgage note payable required payment of a “yield maintenance” fee defined generally as the “excess, if any, of the value of all remaining payments, discounted to the prepayment date, over the outstanding loan amount.” The yield maintenance fee was calculated to equal $1.0 million and will be expensed in the Hometown’s Consolidated Statement of Operations in the first quarter of 2006.

The Mortgage Loan bears interest at a rate, variable monthly, equal to 2.75% per annum above the LIBOR Rate (which as of the closing on the Mortgage Loan resulted in an effective rate of 7.24%), and is payable in 59 unequal, consecutive monthly installments of principal commencing on the first day of the second month following the closing, together with accrued interest, based upon a 240 month amortization, with a final balloon payment due upon maturity five (5) years from the first payment date.

The Mortgage Loan is unconditionally guaranteed by the following corporate subsidiaries of the Registrant (collectively, the “Corporate Guarantors”): Hometown Auto Framingham, Inc., Family Ford, Inc., Shakers, Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., and by certain shareholders (the “Individual Guarantors”). Hometown has agreed to indemnify the Individual Guarantors in the event that the Exchange Agreement is not consummated. The Mortgage Loan is secured by a first mortgage on real estate and improvements owned by the Borrower at 571 Worcester Road, Framingham, Massachusetts (the “Property”), a first security interest in the Borrower’s and each Corporate Guarantor’s personal property, a collateral assignment of a lease by and between the Borrower and Hometown Auto Framingham, Inc., and a collateral assignment of all leases of real or personal property used in connection with the Property. Furthermore, the Mortgage Loan is “cross-defaulted” and “cross-collateralized” with: (i) the Capital Loan from Lender to Hometown Auto Framingham, Inc. recited below; (ii) a Wholesale Line of Credit made by Lender to Hometown Auto Framingham, Inc. dated March 2, 2001; (iii) a Wholesale Line of Credit made by Lender to Family Ford, Inc. dated February 28, 2001; (iv) a Wholesale Line of Credit made by Lender to Shakers Inc. dated February 28, 2001; (v) a Wholesale Line of Credit made by Lender to Hometown Brattleboro, Inc. dated March 2, 1001; (vi) any and all other loans now or hereafter outstanding made by Lender to Borrower and/or the Guarantors; and (vii) any and all extensions, increases, amendments, renewals and modifications of the foregoing obligations.

The Capital Loan bears interest at a variable rate, equal to 2.50% per annum above the Prime Rate (which as of the closing on the Capital Loan resulted in an effective rate of 10.0%), and is payable in 59 consecutive monthly installments of principal in the amount of $12,500 each commencing on the fifteenth day of the first month following the closing, together with accrued interest, with a final balloon payment due upon maturity five (5) years from the closing date. The Capital Loan was made to Hometown Auto Framingham, Inc. (the “Borrower”) by the Lender and is unconditionally guaranteed by the following corporate subsidiaries of the Registrant (collectively, the “Corporate Guarantors”): Bay State Realty Holdings, Inc., Family Ford, Inc., Shakers, Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., and by certain shareholders. The Capital Loan is secured by a first security interest in the Borrower’s and each Corporate Guarantor’s personal property, and is also “cross-defaulted” and “cross-collateralized” with: (i) the Mortgage Loan from Lender to Bay State Realty Holdings, Inc. recited above; (ii) a Wholesale Line of Credit made by Lender to Hometown Auto Framingham, Inc. dated March 2, 2001; (iii) a Wholesale Line of Credit made by Lender to Family Ford, Inc. dated February 28, 2001; (iv) a Wholesale Line of Credit made by Lender to Shakers Inc. dated February 28, 2001; (v) a Wholesale Line of Credit made by Lender to Hometown Brattleboro, Inc. dated March 2, 1001; (vi) any and all other loans now or hereafter outstanding made by Lender to Borrower and/or the Guarantors; and (vii) any and all extensions, increases, amendments, renewals and modifications of the foregoing obligations.

Both the Mortgage Loan and the Capital Loan were made with Lender’s understanding that the Borrowers and the Guarantors would not be prohibited from completing the pending Exchange Agreement. The Borrowers and Corporate Guarantors under the Mortgage Loan and the Capital Loan comprise the New England Subsidiaries (as described in the Exchange Agreement), and Hometown is neither a Borrower nor a Guarantor under either Loan. Accordingly, in the event that the exchanges under the Exchange Agreement are ultimately consummated, it is anticipated that the indebtedness under the Mortgage Loan and the Capital Loan will remain the sole obligation of the New England Subsidiaries and the Registrant will have no obligation with respect to the indebtedness under the Mortgage Loan and the Capital Loan.

21.	UNAUDITED QUARTERLY FINANCIAL DATA

For the year ended December 31, 2005
(in thousands, except per share data)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total Year
	Restated	Restated	Restated
Net Sales	$61,815	$65,354	$61,393	$44,518	$233,080
Gross profit	9,355	9,427	8,785	7,171	34,738
Income before taxes	498	1,452	298	105	2,353
Net income	$297	$873	$179	$(57)	$1,292

Per share information:
Earnings per share, basic	$0.04	$0.14	$0.03	$(0.01)	$0.20
Earnings per share, diluted	$0.04	$0.13	$0.03	$(0.01)	$0.19

Weighted average shares, basic	7,086.5	6,449.4	6,451.1	6,660.0	6,617.0
Weighted average shares, diluted	7,211.0	6,584.4	6,646.5	6,811.9	6,770.3

Restated - See Note 2.

For the year ended December 31, 2004 (Restated)
(in thousands, except per share data)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr. (*)	Total Year
Net Sales	$65,995	$68,807	$69,334	$61,458	$265,594
Gross profit	9,637	9,716	9,804	9,130	38,287
Income before taxes	257	404	833	471	1,965
Net income	$187	$295	$608	$2,845	$3,935

Per share information:
Earnings per share, basic	$0.03	$0.04	$0.08	$0.39	$0.54
Earnings per share, diluted	$0.03	$0.04	$0.08	$0.38	$0.53

Weighted average shares, basic	7,175.1	7,191.6	7,389.4	7,389.4	7,286.9
Weighted average shares, diluted	7,471.3	7,324.5	7,493.2	7,466.2	7,439.0

Restated - See Note 2.

(*) The fourth quarter of 2004 contains a tax valuation adjustment of $2.5 million. See Note 12.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Shareholders and Directors of Hometown Auto Retailers, Inc.

The audits referred to in our report dated March 17, 2006, relating to the consolidated financial statements of Hometown Auto Retailers, Inc., which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedules for the years ended December 31, 2005, 2004 and 2003 listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

New York, New York	/s/ BDO Seidman, LLP
March 17, 2006	BDO Seidman, LLP

S-1

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, 2004 and 2003

Account Description	Balance at Beginning of Year	Additions charged to Costs and Expenses	Deductions, net of Write-offs	Other Adjustments	Balance at End of Year

Reserves for:
Finance contract charge-backs
Year ended December 31, 2005	$180,000	$247,000	$(302,000)	$—	$125,000

Year ended December 31, 2004	$190,000	$317,000	$(327,000)	$—	$180,000

Year ended December 31, 2003	$162,000	$277,000	$(249,000)	$—	$190,000

Insurance contract charge-backs
Year ended December 31, 2005	$45,000	$40,000	$(28,000)	$—	$57,000

Year ended December 31, 2004	$35,000	$34,000	$(24,000)	$—	$45,000

Year ended December 31, 2003	$35,000	$14,000	$(14,000)	$—	$35,000

Service contract charge-backs
Year ended December 31, 2005	$190,000	$155,000	$(138,000)	$—	$207,000

Year ended December 31, 2004	$285,000	$12,000	$(107,000)	$—	$190,000

Year ended December 31, 2003	$96,000	$369,000	$(180,000)	$—	$285,000

Guarantees on finance contracts
Year ended December 31, 2005	$—	$—	$—	$—	$—

Year ended December 31, 2004	$24,000	$(21,000)	$(3,000)	$—	$—

Year ended December 31, 2003	$78,000	$(21,000)	$(33,000)	$—	$24,000

Policy work expenses
Year ended December 31, 2005	$208,000	$1,034,000	$(1,040,000)	$—	$202,000

Year ended December 31, 2004	$175,000	$1,207,000	$(1,174,000)	$—	$208,000

Year ended December 31, 2003	$172,000	$1,019,000	$(1,016,000)	$—	$175,000

Allowance for doubtful accounts
Year ended December 31, 2005	$270,000	$(60,000)	$(32,000)	$—	$178,000

Year ended December 31, 2004	$300,000	$98,000	$(128,000)	$—	$270,000

Year ended December 31, 2003	$207,000	$122,000	$(29,000)	$—	$300,000

S-2