Form 10-Q/A
period 2005-03-31
HOMETOWN AUTO RETAILERS INC
filed 2006-04-14
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 000-24669

HOMETOWN AUTO RETAILERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1501703
(State or other jurisdiction of of	(IRS Employer
incorporation or organization)	Identification No.)

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

EXPLANATORY NOTE

Hometown Auto Retailers, Inc. (the “Company” or “Hometown”) is filing this Amendment No. 2 on Form 10-Q/A to amend our previously filed Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on September 21, 2005 (the “First Amendment”) which amended our previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 as filed with the SEC on May 16, 2005 (the “Original Filing”).

A discussion of the restatement is set forth in Note 2 to the Unaudited Consolidated Financial Statements and in Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations included in this Amendment No. 2 on Form 10-Q/A. Changes have also been made to the following items in this Amendment No. 2 on Form 10-Q/A as a result of the restatement.

•	Item 1. Financial Statements and Supplementary Data, including the Notes to the Consolidated Financial Statements.
•	Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

The changes do not affect total cash flows. The other portions of the Original Filing are unaffected by the restatement and have not been amended. All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes discussed in the restatement note. Accordingly, this amendment should be read in conjunction with the Original Filing.

FORWARD LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q/A are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hometown Auto Retailers, Inc. (“Hometown”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Hometown. Although Hometown believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by Hometown or any other person that the objectives and plans of Hometown will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED BALANCE SHEETS (RESTATED)
(in thousands, except share and per share data)

	March 31,	December 31,
ASSETS	2005	2004
	(Unaudited)

Current Assets:
Cash and cash equivalents	$5,336	$6,101
Accounts receivable, net	6,320	5,081
Inventories, net	42,930	43,440
Prepaid expenses and other current assets	745	634
Deferred and prepaid income taxes	1,412	1,412

Total current assets	56,743	56,668

Property and equipment, net	13,663	13,854
Other assets	3,341	3,486

Total assets	$73,747	$74,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Floor plan notes payable - trade	$15,703	$17,382
Floor plan notes payable - non-trade	26,870	25,092
Accounts payable and accrued expenses	5,750	5,106
Current maturities of long-term debt and capital lease obligations	5,477	5,505
Deferred revenue	523	605

Total current liabilities	54,323	53,690

Long-term debt and capital lease obligations	8,521	8,621
Long-term deferred income taxes	123	123
Other long-term liabilities and deferred revenue	271	319

Total liabilities	63,238	62,753

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.001 par value, 12,000,000 shares authorized, 3,870,137 shares issued and outstanding	4	4
Common stock, Class B, $.001 par value, 3,760,000 shares authorized, 3,519,252 shares issued	3	3
Additional paid-in capital	30,017	30,017
Accumulated deficit	(18,472)	(18,769)
Less: treasury stock, 940,000 Class B shares in 2005	(1,043)	-

Total stockholders' equity	10,509	11,255

Total liabilities and stockholders' equity	$73,747	$74,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2005	2004
Revenues
New vehicle sales	$38,025	$41,115
Used vehicle sales	15,560	16,910
Parts and service sales	6,156	5,959
Other, net	2,074	2,011

Total revenues	61,815	65,995

Cost of sales
New vehicle	35,592	38,355
Used vehicle	14,003	15,244
Parts and service	2,865	2,759

Total cost of sales	52,460	56,358

Gross profit	9,355	9,637

Selling, general and administrative expenses	8,009	8,648

Income from operations	1,346	989

Interest income	70	44
Interest (expense)	(920)	(774)
Other income	2	2
Other (expense)	-	(4)

Pre-tax income	498	257
Provision for income taxes	201	70

Net income	$297	$187

Earnings per share, basic	$0.04	$0.03

Earnings per share, diluted	$0.04	$0.03

Weighted average shares outstanding, basic	7,086,500	7,175,105
Weighted average shares outstanding, diluted	7,210,990	7,471,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED)
(in thousands)

	Class A		Class B			Retained
	Common Stock		Common Stock		Additional	Earnings		Total
					Paid-in	(Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity

Balance at December 31, 2003	3,656	$4	3,519	$3	$29,760	$(22,704)	$-	$7,063
Net income	-	-	-	-	-	187	-	187

Balance at March 31, 2004	3,656	$4	3,519	$3	$29,760	$(22,517)	$-	$7,250

Balance at December 31, 2004	3,870	$4	3,519	$3	$30,017	$(18,769)	$-	$11,255
Net income	-	-	-	-	-	297	-	297
Litigation Settlement (Note 9)	-	-	-	-	-	-	(1,043)	(1,043)

Balance at March 31, 2005	3,870	$4	3,519	$3	$30,017	$(18,472)	$(1,043)	$10,509

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(in thousands)

	For the Three Months ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$297	$187
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	335	311
Loss on sale of fixed assets	-	4
Deferred income taxes	201	70
Changes in assets and liabilities:
Accounts receivable, net	(1,239)	(667)
Inventories, net	562	(6,494)
Prepaid expenses and other current assets	(111)	(9)
Prepaid taxes	(32)	(90)
Other assets	(64)	11
Floor plan notes payable - trade	(1,679)	3,758
Accounts payable and accrued expenses	(399)	493
Deferred revenue	(82)	(109)
Other long-term liabilities and deferred revenue	(48)	(71)

Net cash (used in) operating activities	(2,259)	(2,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57)	(94)

Net cash (used in) investing activities	(57)	(94)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from floor plan notes payable - non-trade	39,637	42,159
Payment of floor plan notes payable - non-trade	(37,859)	(38,719)
Principal payments of long-term debt and capital lease obligations	(452)	(560)
Proceeds from long-term borrowings	225	-

Net cash provided by financing activities	1,551	2,880

Net increase (decrease) in cash and cash equivalents	(765)	180
CASH AND CASH EQUIVALENTS, beginning of period	6,101	5,639

CASH AND CASH EQUIVALENTS, end of period	$5,336	$5,819

Cash paid for - Interest	$897	$770
Cash paid for - Taxes	$32	$90
Purchases financed by capital lease obligations	$117	$327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Business of Hometown Auto Retailers, Inc. (“Hometown” or the “Company”)

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

Subsequent to fiscal year end December 31, 2005, Hometown concluded that the income from certain extended warranty and extended warranty reimbursement insurance policies generated in Connecticut was no longer required to be recognized over the period of the contract. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Effective on July 1, 2003, the Connecticut law applicable to extended warranties was amended to provide that an “extended warranty provider” means a person who issues, makes, provides or offers to provide an extended warranty but that person must also be “contractually obligated to provide service under such extended warranty”. The administrator of the extended warranties sold by Hometown has confirmed that Hometown is not contractually obligated to provide service under the extended warranties that they sell. Therefore Hometown is no longer liable as the “extended warranty provider” under the extended warranties that they sell. Hometown has determined that it is no longer necessary to recognize the commissions that it receives from the sale of such extended warranties over the period of the warranty contract. Accordingly, within this Amendment No. 2 to Form 10Q/A, Hometown has restated prior year financial statements to reflect this change.

The effect of this restatement was to increase pre-tax income $49,000 and $117,000 for the three months ended March 31, 2005 and 2004, respectively. The after tax effects was to increase net income by $29,000 and $85,000 for the three months ended March 31, 2005 and 2004, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.00 and $0.02 for the three months ended March 31, 2005 and 2004, respectively.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At March 31, 2005, Hometown had $532,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2005 (remaining period) - $215,000, 2006 - $191,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets.

The effect of the restatement on the financial statement items affected follows:

(in thousands)	March 31, 2005		December 31, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Balance Sheets:

Deferred and prepaid income taxes	$1,464	$1,412	$1,464	$1,412
Total current assets	$56,795	$56,743	$56,720	$56,668

Other assets	$3,524	$3,341	$3,649	$3,486
Total Assets	$73,982	$73,747	$74,223	$74,008

Deferred revenue	$664	$523	$735	$605
Total current liabilities	$54,464	$54,323	$53,820	$53,690

Other long-term liabilities and deferred revenue	$716	$271	$726	$319
Total liabilities	$63,824	$63,238	$63,290	$62,753

Accumulated deficit	$(18,823)	$(18,472)	$(19,091)	$(18,769)
Total stockholders’ equity	$10,158	$10,509	$10,933	$11,255
Total liabilities and stockholders’ equity	$73,982	$73,747	$74,223	$74,008

	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$2,025	$2,074	$1,894	$2,011
Total revenues	$61,766	$61,815	$65,878	$65,995

Gross profit	$9,306	$9,355	$9,520	$9,637

Income from operations	$1,297	$1,346	$872	$989

Pre-tax income	$449	$498	$140	$257
Provision for income taxes	$181	$201	$38	$70
Net income	$268	$297	$102	$187

Earnings per share, basic	$0.04	$0.04	$0.01	$0.03

Earnings per share, diluted	$0.04	$0.04	$0.01	$0.03

Statements of Cash Flows:

Net income	$268	$297	$102	$187
Deferred income taxes	$181	$201	$38	$70
Deferred revenue - current	$(71)	$(82)	$(142)	$(109)
Other long-term liabilities and deferred revenue	$(10)	$(48)	$79	$(71)
Net cash provided by operating activities	$(2,259)	$(2,259)	$(2,606)	$(2,606)

In addition, Hometown has previously restated its Balance Sheets and Statements of Cash Flows to comply with guidance under SFAS 95, “Statement of Cash Flows”, which states that payments to suppliers should be classified as an operating activity. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification is to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7 to the consolidated financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, are unaudited and restated. (See Note 2) The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2004 (restated) and December 31, 2005, which are included in Hometown’s filings of its amended annual report on Form 10-K/A Amendment No. 1 and Form 10/K, respectively.

The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

Stock-based Compensation

At March 31, 2005, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the “Stock Option Plan”). As allowed by SFAS 148, Hometown has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Hometown accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004

Net income, as reported	$297	$187
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2)	(7)

Pro forma net income	$295	$180

Earnings per share:
Basic, as reported	$0.04	$0.03
Basic, pro forma	$0.04	$0.03

Diluted, as reported	$0.04	$0.03
Diluted, pro forma	$0.04	$0.02

(1)	All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

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

“Basic earnings (loss) per share” is computed by dividing net income (loss) by the weighted average common shares outstanding. “Diluted earnings (loss) per share” is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options to purchase approximately 518,000 shares of common stock were outstanding during 2005. Options and warrants to purchase approximately 1,063,000 shares of common stock were outstanding during 2004. Basic and diluted weighted average shares for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
Basic, Weighted Average Shares	7,086,500	7,175,105

Common Stock Equivalents	124,490	296,154

Diluted, Weighted Average Shares	7,210,990	7,471,259

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

The basic and diluted income per share for the three months ended March 31, 2005 and 2004 is $0.04 and $0.03, respectively.

5.	INVENTORIES

New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

(in thousands)	3/31/05	12/31/04

New Vehicles	$32,703	$33,616
Used Vehicles	8,208	7,761
Parts, accessories and other	2,019	2,063

Total Inventories	$42,930	$43,440

The lower of cost or market adjustment was $0.7 million at March 31, 2005 and December 31, 2004, respectively.

6.	INTANGIBLE ASSETS

As of March 31, 2005 and December 31, 2004, Hometown’s intangible assets consisted of the following:

(in thousands)	3/31/05	12/31/04

Deferred finance charges	$272	$272
Accumulated amortization	(126)	(121)
Non-compete agreement	381	381
Accumulated amortization	(349)	(333)
Franchise Fee	10	10
Accumulated amortization	(3)	(3)

Net intangible assets	$185	$206

These assets are included in Other Assets in the consolidated financial statements.

7.	FLOOR PLAN NOTES PAYABLE

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

The Statement of Cash Flows reflects changes in “floor plan notes payable - trade” as a cash operating activity and the changes in “floor plan notes payable -non- trade” as a cash financing activity.

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

Litigation

During the fourth quarter of 2004, Hometown announced that it had resolved in principle to settle the litigation matters described in Footnote 9 in the Notes to Unaudited Consolidated Financial Statements as contained in Hometown’s most recent Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2004. On March 3, 2005 the execution and delivery of a settlement agreement and applicable releases of claims from all parties to the litigation was completed. The settlement agreement settles all claims made by Salvatore A. Vergopia and Edward A. Vergopia, former directors and executive officers of the Corporation, and Janet Vergopia, the wife of Salvatore A. Vergopia (the “Vergopias”). The settlement also finally resolved the related insurance coverage litigation with Universal Underwriters Group and The Chubb Group of Insurance Companies. The gross payment to the Vergopias by all parties was $4 million of which $600,000 was paid by Hometown in March 2005. The settlement with the Vergopias and the insurers included an exchange of mutual releases of claims among the parties and a withdrawal of all claims with prejudice and without costs or attorneys fees to any party. On May 11, 2005, the parties completed the transfer to the Vergopias of certain Westwood Lincoln Mercury Sales, Inc. assets, including its Lincoln Mercury franchise and have completed the termination of Hometown’s Westwood, New Jersey lease. Hometown received all of the 940,000 shares of Class B Common Stock owned by the Vergopias in March 2005. The Settlement Agreement does not constitute an admission of liability or wrongdoing by any party.

The 940,000 shares of Hometown stock was recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and is shown as a reduction of Stockholders’ Equity as Treasury Stock of $1,043,000. The assets and liabilities being transferred to the Vergopias will be recorded as a reduction of those accounts at book value on May 11, 2005. At the time of the Original Filing of this Form 10-Q, the final accounting for the transaction has not yet been completed, but it is estimated that a gain of approximately $600,000 will result from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002 and expensed the aforementioned $600,000 March payment in prior periods. At March 31, 2005, Hometown has recorded a liability of $1,043,000 included in Accounts Payable and Accrued Expenses, pending the assets and liabilities transfer to the Vergopias.

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

Reserve for Policy Work	Balance At Beginning of Year	Additions To Costs and Expenses	Deductions	Balance At End of Quarter
Three Months Ended March 31, 2005	$208,000	$204,000	$(200,000)	$212,000

Hometown also sells extended service contracts as an agent for a third party for which it receives a commission. The primary obligor is the institution underwriting the service contract. These revenues are recorded in Revenues, Other in the Statement of Operations. Revenues from sales of third party extended service contracts, including recognition of deferred revenues discussed below, was $0.8 million and $0.6 million for three months ended March 31, 2005 and 2004, respectively. Prior to July 1, 2003, Connecticut dealerships operated under state laws, which made the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales sold prior to July 1, 2003 are required to be recognized over the life of the related insurance product. For these dealerships, Hometown recorded the revenue as a liability and amortizes the amount into revenue over a five-year period. At March 31, 2005 and December 31, 2004 Hometown had $532,000 and $603,000 of related deferred revenue, respectively. (See Note 2.) At March 31, 2005 and December 31, 2004, Hometown also had other deferred revenue of $261,000 and $319,000, respectively.

Franchise Agreements

Toyota Motor Sales, U.S.A., Inc. has extended Hometown’s current Toyota Dealer Agreement through May 18, 2005. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit’s financing terms upon the Toyota dealerships and the existing litigation, which has now been settled, including the Vergopia’s as discussed above. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota’s requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown’s Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2004 had combined revenues of $98.1 million and pre-tax income before allocation of corporate costs of $2.2 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships, that it has alleviated the concerns expressed by Toyota and that Hometown will enter into a new dealer agreement with Toyota Motor Sales, U.S.A.; however, Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is based on the historical financial statements of Hometown Auto Retailers, Inc. and contains forward-looking statements that involve risks and uncertainties. Hometown's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on Hometown’s amended annual report on Form 10-K/A amendment No. 1 for the year ended December 31, 2004 and Form 10-K for the year ended December 31, 2005.

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

Restatement

Subsequent to fiscal year end December 31, 2005, Hometown concluded that the income from certain extended warranty and extended warranty reimbursement insurance policies generated in Connecticut was no longer required to be recognized over the period of the contract. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Effective on July 1, 2003, the Connecticut law applicable to extended warranties was amended to provide that an “extended warranty provider” means a person who issues, makes, provides or offers to provide an extended warranty but that person must also be “contractually obligated to provide service under such extended warranty”. The administrator of the extended warranties sold by Hometown has confirmed that Hometown is not contractually obligated to provide service under the extended warranties that they sell. Therefore Hometown is no longer liable as the “extended warranty provider” under the extended warranties that they sell. Hometown has determined that it is no longer necessary to recognize the commissions that it receives from the sale of such extended warranties over the period of the warranty contract. Accordingly, within this Amendment No. 2 to Form 10Q/A, Hometown has restated prior year financial statements to reflect this change.

The effect of this restatement was to increase pre-tax income $49,000 and $117,000 for the three months ended March 31, 2005 and 2004, respectively. The after tax effects was to increase net income by $29,000 and $85,000 for the three months ended March 31, 2005 and 2004, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.00 and $0.02 for the three months ended March 31, 2005 and 2004, respectively.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At March 31, 2005, Hometown had $532,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2005 (remaining period) - $215,000, 2006 - $191,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets.

The effect of the restatement on the financial statement items affected follows:

(in thousands)	March 31, 2005		December 31, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Balance Sheets:

Deferred and prepaid income taxes	$1,464	$1,412	$1,464	$1,412
Total current assets	$56,795	$56,743	$56,720	$56,668

Other assets	$3,524	$3,341	$3,649	$3,486
Total Assets	$73,982	$73,747	$74,223	$74,008

Deferred revenue	$664	$523	$735	$605
Total current liabilities	$54,464	$54,323	$53,820	$53,690

Other long-term liabilities and deferred revenue	$716	$271	$726	$319
Total liabilities	$63,824	$63,238	$63,290	$62,753

Accumulated deficit	$(18,823)	$(18,472)	$(19,091)	$(18,769)
Total stockholders’ equity	$10,158	$10,509	$10,933	$11,255
Total liabilities and stockholders’ equity	$73,982	$73,747	$74,223	$74,008

	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$2,025	$2,074	$1,894	$2,011
Total revenues	$61,766	$61,815	$65,878	$65,995

Gross profit	$9,306	$9,355	$9,520	$9,637

Income from operations	$1,297	$1,346	$872	$989

Pre-tax income	$449	$498	$140	$257
Provision for income taxes	$181	$201	$38	$70
Net income	$268	$297	$102	$187

Earnings per share, basic	$0.04	$0.04	$0.01	$0.03

Earnings per share, diluted	$0.04	$0.04	$0.01	$0.03

Statements of Cash Flows:

Net income	$268	$297	$102	$187
Deferred income taxes	$181	$201	$38	$70
Deferred revenue - current	$(71)	$(82)	$(142)	$(109)
Other long-term liabilities and deferred revenue	$(10)	$(48)	$79	$(71)
Net cash provided by operating activities	$(2,259)	$(2,259)	$(2,606)	$(2,606)

In addition, Hometown has previously restated its Balance Sheets and Statements of Cash Flows to comply with guidance under SFAS 95, “Statement of Cash Flows”, which states that payments to suppliers should be classified as an operating activity. The balance sheets restatement is to breakdown the floor plan notes payable into trade and non-trade components, where it had previously been shown as a single line item, which has been consistent with industry practice. The Statements of Cash Flows reclassification is to show the non-trade component of floor plan notes payable as a financing activity, where it had been shown as an operating activity. The floor plan lender is FMCC, an affiliate of Ford, Lincoln and Mercury; therefore; floor plan notes payable amounts due from purchases of inventory from Ford, Lincoln and Mercury are classified as floor plan - trade and the related borrowings and payments are to be classified as operating activities in the Statements of Cash Flows. Amounts due for inventory purchases from all other manufacturers are classified as floor plan notes payable - non-trade and the related borrowings and payments are to be classified as financing activities in the Statements of Cash Flows. The changes do not affect working capital or total cash flows. See Note 7 to the consolidated financial statements.

Revenue

Total revenue decreased $4.2 million, or 6.4% to $61.8 million for three months ended March 31, 2005 from $66.0 million for three months ended March 31, 2004. This decrease was primarily due to decreased new vehicle sales ($3.1 million) and decreased sales of used vehicles ($1.3 million) partially offset by an increase in parts and service revenues ($0.2 million).

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

Other dealership revenues increased less than $0.1 million, or 5.0% to $2.1 million for the three months ended March 31, 2005 from $2.0 million for the three months ended March 31, 2004. The increase is primarily attributable to increased extended service plan income.

Gross Profit

Total gross profit decreased $0.2 million, or 2.1%, to $9.4 million for the three months ended March 31, 2005, from $9.6 million for the three months ended March 31, 2004. This decrease was primarily attributable to decreased gross profit on new vehicle sales ($0.4 million) and used vehicle sales ($0.1 million) partially offset by increases gross profit on parts and service sales ($0.1 million) other dealership revenues ($0.1 million). Gross profit percentage for Hometown was 15.1% in 2005 and 14.6% in 2004. Adjusting both periods for fleet sales, which generate low gross profit margins, gross profit percentage was 15.4% in 2005 and 14.5% in 2004.

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

Provision for income tax

The effective income tax rate was 40.4% in the quarter ended March 31, 2005 and 27.2% in the same period of 2004. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The 2005 rate reflects the expected effective tax rate for the year. The 2004 rate reflects the expected full year effective tax rate of 40% adjusted for a reduction in the valuation allowance associated with the 2004 amortization of goodwill for tax purposes. At December 31, 2004 deferred taxes were adjusted primarily to reflect a reduction of the valuation allowance on the deferred tax asset due to the ability to project sufficient income to recover the deferred tax asset. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2005.

Net Income

Net income increased $0.1 million to $0.3 million for the three months ended March 31, 2005 from $0.2 million for the three months ended March 31, 2004. See above for explanation of the improvement.

Earnings Per Share, Basic and Diluted and Weighted Average Shares

“Basic earnings (loss) per share” is computed by dividing net income (loss) by the weighted average common shares outstanding. “Diluted earnings (loss) per share” is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See Note 3 to the unaudited consolidated financial statements.

The basic and diluted income per share for the three months ended March 31, 2005 and 2004 is $0.04 and $0.03, respectively.

Cyclicality

Hometown’s operations, like the automotive retailing industry in general, are affected by a number of factors relating to general economic conditions, including consumer business cycles, consumer confidence, economic conditions, availability of consumer credit and interest rates. Although the above factors, among others, may affect Hometown’s business, Hometown believes that the impact on Hometown’s operations of future negative trends in such factors will be somewhat mitigated by its (i) strong parts, service and collision repair services, (ii) variable cost salary structure, (iii) geographic regional focus, and (iv) product diversity.

Seasonality

Hometown’s operations are subject to seasonal variations, with the second and third quarters generally contributing more revenues and operating profit than the first and fourth quarters. This seasonality is driven primarily by: (i) Manufacturer related factors, primarily the historical timing of major Manufacturer incentive programs and model changeovers, (ii) weather-related factors and (iii) consumer buying patterns.

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

Cash Flow from Operations

The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

	Three months ended March 31,
(in thousands)	2005	2004

Net cash (used in) operating activities	$(2,259)	$(2,606)
Net cash (used in) investing activities	(57)	(94)
Net cash provided by financing activities	1,551	2,880

Net increase (decrease) in cash and cash equivalents	$(765)	$180

For the three months ended March 31, 2005, net cash used in operations of $2.3 million primarily consists of: (i) the decrease in floor plan notes payable - trade of $1.7 million less the decrease in inventory of $0.6 million, (ii) the increase in accounts receivable of $1.2 million, (iii) a decrease in accounts payable, accrued expenses and deferred revenues of $0.5 million (see Note 2 to the unaudited consolidated financial statements) and (iv) an increase in prepaid expenses and other assets of $0.2 million; partially offset by net income of $0.3 million plus non-cash items of $0.5 million. The decrease in inventory of $0.6 million would be expected to generate a similar decrease in floor plan notes payable (trade and non-trade); however, due to the timing of floor plan payoffs, floor plan notes payable (trade and non-trade) actually increased $0.1 million. Net cash used in investing activities of $0.1 million is due to capital expenditures. Net cash used in financing activities of $1.6 million is due to (i) the net change (increase) in non-trade floor plan notes payable of $1.8 million (see operating activities) and (ii) proceeds from long-term borrowings of $0.2 million; partially offset by principal payments of long-term debt and capital lease obligations of $0.4 million.

For the three months ended March 31, 2004, net cash used in operations of $2.6 million primarily consists of: (i) the increase in inventory of $6.5 million less the increase in floor plan notes payable - trade of $3.8 million, (ii) the increase in accounts receivable of $0.7 million and (iii) the decrease in deferred revenue of $0.2 million (see Note 2 to the unaudited consolidated financial statements); partially offset by (iii) net income plus non-cash items of $0.6 million and (iv) an increase in accounts payable and accrued expenses of $0.5 million. Inventory (an increase of $6.5 million) and related floor plan liability (trade and non-trade increase of $7.2 million) increased due to inventory that was purchased with the expectation of higher sales in 2004, which did not materialize. The increase in floor plan liability in excess of inventory is due to timing of payments. Net cash used in investing activities of $0.1 million is due to capital expenditures. Net cash provided by financing activities of $2.9 million is due to the net change (increase) in non-trade floor plan notes payable of $3.4 million (see operating activities) partially offset by principal payments of long-term debt and capital lease obligations.

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

Forward Looking Statement

When used in the amended Quarterly Report on Form 10Q/A Amendment No. 2, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Hometown’s future plans of operations, business strategy, results of operations and financial condition. Hometown wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of Hometown to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Hometown’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Hometown disclaims any intent or obligation to update such forward-looking statements.

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

Hometown Auto Retailers, Inc.

April 14, 2006	By:	/s/ Corey E. Shaker
Date		Corey E. Shaker
President and Chief Executive Officer

April 14, 2006	By:	/s/ Charles F. Schwartz
Date		Charles F. Schwartz
Chief Financial Officer