Form 10-Q/A
period 2005-06-30
HOMETOWN AUTO RETAILERS INC
filed 2006-04-14
CIK 1061117

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

EXPLANATORY NOTE

Hometown Auto Retailers, Inc. (the “Company” or “Hometown”) is filing this Amendment No. 1 on Form 10-Q/A to amend our previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005 (the “Original Filing”).

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

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED BALANCE SHEETS (RESTATED)
(in thousands, except share and per share data)

	June 30,	December 31,
ASSETS	2005	2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,050	$6,101
Accounts receivable, net	5,467	5,081
Inventories, net	32,013	43,440
Prepaid expenses and other current assets	1,011	634
Deferred and prepaid income taxes	1,412	1,412
Total current assets	44,953	56,668

Property and equipment, net	13,264	13,854
Other assets	2,747	3,486

Total assets	$60,964	$74,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Floor plan notes payable - trade	$8,440	$17,382
Floor plan notes payable - non-trade	21,907	25,092
Accounts payable and accrued expenses	4,784	5,106
Current maturities of long-term debt and capital lease obligations	5,400	5,505
Deferred revenue	404	605
Total current liabilities	40,935	53,690

Long-term debt and capital lease obligations	8,302	8,621
Long-term deferred income taxes	123	123
Other long-term liabilities and deferred revenue	222	319
Total liabilities	49,582	62,753

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.001 par value, 12,000,000 shares authorized, 3,870,137 shares issued and outstanding	4	4
Common stock, Class B, $.001 par value, 3,760,000 shares authorized, 2,579,252 and 3,519,252 shares issued, respectively	2	3
Additional paid-in capital	28,975	30,017
Accumulated deficit	(17,599)	(18,769)
Total stockholders' equity	11,382	11,255
Total liabilities and stockholders' equity	$60,964	$74,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues
New vehicle sales	$40,645	$44,776	$78,670	$85,891
Used vehicle sales	16,921	15,780	32,481	32,690
Parts and service sales	5,909	6,155	12,065	12,114
Other, net	1,879	2,096	3,953	4,107

Total revenues	65,354	68,807	127,169	134,802

Cost of sales
New vehicle	37,911	41,960	73,503	80,315
Used vehicle	15,368	14,318	29,371	29,562
Parts and service	2,648	2,813	5,513	5,572

Total cost of sales	55,927	59,091	108,387	115,449

Gross profit	9,427	9,716	18,782	19,353

Selling, general and administrative expenses	7,699	8,493	15,708	17,141
Income from operations	1,728	1,223	3,074	2,212

Interest income	59	37	129	81
Interest (expense)	(924)	(857)	(1,844)	(1,631)
Other income	589	1	591	3
Other (expense)	-	-	-	(4)

Pre-tax income	1,452	404	1,950	661
Provision for income taxes	579	109	780	179

Net income	$873	$295	$1,170	$482

Earnings per share, basic	$0.14	$0.04	$0.17	$0.07

Earnings per share, diluted	$0.13	$0.04	$0.17	$0.07

Weighted average shares outstanding, basic	6,449,389	7,191,588	6,766,185	7,183,347
Weighted average shares outstanding, diluted	6,584,446	7,324,514	6,895,987	7,397,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED)
(in thousands)

	Class A		Class B			Retained
	Common Stock		Common Stock		Additional	Earnings	Total
					Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2003	3,656	$4	3,519	$3	$29,760	$(22,704)	$7,063
Exercise of Warrants	214	-	-	-	257	-	257
Net income	-	-	-	-	-	482	482

Balance at June 30, 2004	3,870	$4	3,519	$3	$30,017	$(22,222)	$7,802

Balance at December 31, 2004	3,870	$4	3,519	$3	$30,017	$(18,769)	$11,255
Net income	-	-	-	-	-	1,170	1,170
Litigation Settlement (Note 9)	-	-	(940)	(1)	(1,042)	-	(1,043)

Balance at June 30, 2005	3,870	$4	2,579	$2	$28,975	$(17,599)	$11,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(in thousands)
	For the Six Months ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,170	$482

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	657	628
Loss on sale of property and equipment	-	4
(Gain) on disposal of dealership	(587)	-
Deferred income taxes	780	179
Changes in assets and liabilities:
Accounts receivable, net	(540)	187
Inventories, net	4,977	(11,559)
Prepaid expenses and other current assets	(377)	(15)
Prepaid taxes	(156)	(191)
Other assets	36	12
Floor plan notes payable - trade	(2,278)	7,822
Accounts payable and accrued expenses	(441)	17
Deferred revenue	(201)	320
Other long-term liabilities and deferred revenue	(97)	(142)
Net cash provided by (used in) operating activities	2,943	(2,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(91)	(1,684)
Net cash (used in) investing activities	(91)	(1,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from floor plan notes payable - non-trade	78,932	84,648
Payment of floor plan notes payable - non-trade	(82,117)	(79,915)
Principal payments of long-term debt and capital lease obligations	(943)	(957)
Proceeds from long-term borrowings	225	1,350
Exercise of warrants	-	257
Net cash provided by (used in) financing activities	(3,903)	5,383

Net increase (decrease) in cash and cash equivalents	(1,051)	1,443
CASH AND CASH EQUIVALENTS, beginning of period	6,101	5,639
CASH AND CASH EQUIVALENTS, end of period	$5,050	$7,082

Cash paid for - Interest	$1,891	$1,630
Cash paid for - Taxes	$156	$191
Purchases financed by capital lease obligations	$464	$590

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

2.      RESTATEMENT

Subsequent to fiscal year end December 31, 2005, Hometown concluded that the income from certain extended warranty and extended warranty reimbursement insurance policies generated in Connecticut was no longer required to be recognized over the period of the contract. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Effective on July 1, 2003, the Connecticut law applicable to extended warranties was amended to provide that an “extended warranty provider” means a person who issues, makes, provides or offers to provide an extended warranty but that person must also be “contractually obligated to provide service under such extended warranty”. The administrator of the extended warranties sold by Hometown has confirmed that Hometown is not contractually obligated to provide service under the extended warranties that they sell. Therefore Hometown is no longer liable as the “extended warranty provider” under the extended warranties that they sell. Hometown has determined that it is no longer necessary to recognize the commissions that it receives from the sale of such extended warranties over the period of the warranty contract. Accordingly, within this Amendment No. 1 to Form 10Q/A, Hometown has restated prior year financial statements to reflect this change.

For the second quarter periods, the effect of this restatement was to increase pre-tax income $64,000 and $85,000 for the three months ended June 30, 2005 and 2004, respectively. The after tax effects was to increase net income by $39,000 and $62,000 for the three months ended June 30, 2005 and 2004, respectively. The effect of these adjustments was to increase basic earnings per share by $0.01 for the three months ended June 30, 2005 and 2004, respectively and diluted earnings per share by $0.00 and $0.01 for the three months ended June 30, 2005 and 2004, respectively. For the six-month periods, the effect of this restatement was to increase pre-tax income $113,000 and $202,000 for the six months ended June 30, 2005 and 2004, respectively. The after tax effects was to increase net income by $68,000 and $147,000 for the six months ended June 30, 2005 and 2004, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.01 and $0.02 for the six months ended June 30, 2005 and 2004, respectively.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At June 30, 2005, Hometown had $460,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2005 (remaining period) - $143,000, 2006 - $191,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets.

The effect of the restatement on the financial statement items affected follows:

(in thousands)	June 30, 2005		December 31, 2004

	Previously	Restated	Previously	Restated
	Reported		Reported
Balance Sheets:

Deferred and prepaid income taxes	$1,464	$1,412	$1,464	$1,412
Total current assets	$45,005	$44,953	$56,720	$56,668

Other assets	$2,955	$2,747	$3,649	$3,486
Total Assets	$61,224	$60,964	$74,223	$74,008

Deferred revenue	$562	$404	$735	$605
Total current liabilities	$41,093	$40,935	$53,820	$53,690

Other long-term liabilities and deferred revenue	$714	$222	$726	$319
Total liabilities	$50,232	$49,582	$63,290	$62,753

Accumulated deficit	$(17,989)	$(17,599)	$(19,091)	$(18,769)
Total stockholders’ equity	$10,992	$11,382	$10,933	$11,255
Total liabilities and stockholders’ equity	$61,224	$60,964	$74,223	$74,008

	Three months ended		Three months ended
	June 30, 2005		June 30, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$1,815	$1,879	$2,011	$2,096
Total revenues	$65,290	$65,354	$68,722	$68,807

Gross profit	$9,363	$9,427	$9,631	$9,716

Income from operations	$1,664	$1,728	$1,138	$1,223

Pre-tax income	$1,388	$1,452	$319	$404
Provision (benefit) for income taxes	$554	$579	$86	$109
Net income	$834	$873	$233	$295

Earnings per share, basic	$0.13	$0.14	$0.03	$0.04

Earnings per share, diluted	$0.13	$0.13	$0.03	$0.04

(in thousands)	Six months ended		Six months ended
	June 30, 2005		June 30, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$3,840	$3,953	$3,905	$4,107
Total revenues	$127,056	$127,169	$134,600	$134,802

Gross profit	$18,669	$18,782	$19,151	$19,353

Income from operations	$2,961	$3,074	$2,010	$2,212

Pre-tax income	$1,837	$1,950	$459	$661
Provision for income taxes	$735	$780	$124	$179
Net income	$1,102	$1,170	$335	$482

Earnings per share, basic	$0.16	$0.17	$0.05	$0.07

Earnings per share, diluted	$0.16	$0.17	$0.05	$0.07

Statements of Cash Flows:

Net income	$1,102	$1,170	$335	$482
Deferred income taxes	$735	$780	$124	$179
Deferred revenue	$(173)	$(201)	$307	$320
Other long-term liabilities and deferred revenue	$(12)	$(97)	$73	$(142)
Net cash provided by operating activities	$(2,943)	$(2,943)	$(2,256)	$(2,256)

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, are unaudited and restated. (See Note 2) The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$873	$295	$1,170	$482
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2)	(7)	(5)	(14)
Pro forma net income	$871	$288	$1,165	$468

Earnings per share:
Basic, as reported	$0.14	$0.04	$0.17	$0.07
Basic, pro forma	$0.14	$0.04	$0.17	$0.07

Diluted, as reported	$0.13	$0.04	$0.17	$0.07
Diluted, pro forma	$0.13	$0.04	$0.17	$0.06

(1)	All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

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

4.     EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic, Weighted Average Shares	6,449,389	7,191,588	6,766,185	7,183,347

Common Stock Equivalents	135,057	132,926	129,803	214,539
Diluted, Weighted Average Shares	6,584,446	7,324,514	6,895,987	7,397,886

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

The basic income per share for the three months ended June 30, 2005 and 2004 is $0.14 and $0.04, respectively. The diluted income per share for the three months ended June 30, 2005 and 2004 is $0.13 and $0.04, respectively. The basic and diluted income per share for the six months ended June 30, 2005 and 2004 is $0.17 and $0.07, respectively.

5.     INVENTORIES

New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

(in thousands)	6/30/05	12/31/04
New Vehicles	$21,834	$33,616
Used Vehicles	8,402	7,761
Parts, accessories and other	1,777	2,063
Total Inventories	$32,013	$43,440

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

6.     INTANGIBLE ASSETS

As of June 30, 2005 and December 31, 2004, Hometown’s intangible assets consisted of the following:

(in thousands)	6/30/05	12/31/04
Deferred finance charges	$ 272	$ 272
Accumulated amortization	(131)	(121)
Non-compete agreement	381	381
Accumulated amortization	(365)	(333)
Franchise Fee	10	10
Accumulated amortization	(4)	(3)
Net intangible assets	$ 163	$ 206

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

The 940,000 shares of Hometown stock was recorded at fair market value on March 3, 2005, the date of the executed settlement agreement, and is shown as a reduction of Stockholders’ Equity of $1,043,000, primarily Additional Paid-in-Capital. (See Unaudited Statements of Stockholders Equity) The assets and liabilities transferred to the Vergopias was recorded as a reduction of those accounts at book value on May 11, 2005 resulting in a gain of approximately $600,000 from the transaction. Hometown wrote off the goodwill associated with this franchise in 2002 and expensed the aforementioned $600,000 March payment in prior periods.

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

On July 8, 2005 Hometown issued a press release in which it announced its receipt of notice of the commencement of a lawsuit against Hometown and an indefinite delay in the mailing to Hometown’s stockholders of the Information Statement prepared in connection with the Exchange Agreement announced by Hometown on June 2, 2005. The press release was filed with the Securities and Exchange Commission as part of Hometown’s Form 8-K filed on July 8, 2005. Further information about the Exchange Agreement is set forth below under Note 10 - “Exchange Agreement”.

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

Hometown also sells extended service contracts as an agent for a third party for which it receives a commission. The primary obligor is the institution underwriting the service contract. These revenues are recorded in Revenues, Other in the Statement of Operations. Revenues from sales of third party extended service contracts, including recognition of deferred revenues discussed below, was $1.4 million and $1.3 million for six months ended June 30, 2005 and 2004, respectively. Prior to July 1, 2003, Connecticut dealerships operated under state laws, which made the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales sold prior to July 1, 2003 are required to be recognized over the life of the related insurance product. For these dealerships, Hometown recorded the revenue as a liability and amortizes the amount into revenue over a five-year period. At June 30, 2005 and December 31, 2004 Hometown had $460,000 and $603,000 of related deferred revenue, respectively. (See Note 2.) At June 30, 2005 and December 31, 2004, Hometown also had other deferred revenue of $165,000 and $319,000, respectively.

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

Following the split-off, Hometown Auto will have a total of 3,884,979 Class A common shares, with William C. Muller, Jr. (and his immediate and extended family) holding 367,500 Class A common shares and 776,752 Class B common shares of Hometown Auto. [Note: Hometown Auto Class B common shares have 10 for 1 voting rights versus Class A common shares which are voted on a 1 to 1 basis.]

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

On July 8, 2005 Hometown issued a press release in which it announced (i) its receipt of notice of the lawsuit which is described above, see Note 9 - “Litigation”, in which the plaintiffs seek equitable and monetary relief, including rescission of the Exchange Agreement, and (ii) an indefinite delay in the mailing of the Information Statement to Hometown’s stockholders. The press release was also filed with the Securities and Exchange Commission, as part of Hometown’s Form 8-K filed on July 8, 2005.

The Press Release also announced that the staff of the Securities and Exchange Commission had asked the Company to delay sending the information statement describing the proposed exchanges to its shareholders pending the resolution of certain issues that had been raised by the staff with respect to the Company’s annual report on Form 10-K/A for the period ended December 31, 2004 and its quarterly report on Form 10-Q/A for the period ended March 31, 2005.

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

As of June 30, 2005, Hometown has incurred approximately $321,000 in relation to the Exchange Agreement transaction, which amount has been deferred and is included in Prepaid Expenses and Other Current Assets on Hometown’s June 30, 2005 Balance Sheet.

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

Restatement

Subsequent to fiscal year end December 31, 2005, Hometown concluded that the income from certain extended warranty and extended warranty reimbursement insurance policies generated in Connecticut was no longer required to be recognized over the period of the contract. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Effective on July 1, 2003, the Connecticut law applicable to extended warranties was amended to provide that an “extended warranty provider” means a person who issues, makes, provides or offers to provide an extended warranty but that person must also be “contractually obligated to provide service under such extended warranty”. The administrator of the extended warranties sold by Hometown has confirmed that Hometown is not contractually obligated to provide service under the extended warranties that they sell. Therefore Hometown is no longer liable as the “extended warranty provider” under the extended warranties that they sell. Hometown has determined that it is no longer necessary to recognize the commissions that it receives from the sale of such extended warranties over the period of the warranty contract. Accordingly, within this Amendment No. 1 to Form 10Q/A, Hometown has restated prior year financial statements to reflect this change.

For the second quarter periods, the effect of this restatement was to increase pre-tax income $64,000 and $85,000 for the three months ended June 30, 2005 and 2004, respectively. The after tax effects was to increase net income by $39,000 and $62,000 for the three months ended June 30, 2005 and 2004, respectively. The effect of these adjustments was to increase basic earnings per share by $0.01 for the three months ended June 30, 2005 and 2004, respectively and diluted earnings per share by $0.00 and $0.01 for the three months ended June 30, 2005 and 2004, respectively. For the six-month periods, the effect of this restatement was to increase pre-tax income $113,000 and $202,000 for the six months ended June 30, 2005 and 2004, respectively. The after tax effects was to increase net income by $68,000 and $147,000 for the six months ended June 30, 2005 and 2004, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.01 and $0.02 for the six months ended June 30, 2005 and 2004, respectively.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At June 30, 2005, Hometown had $460,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2005 (remaining period) - $143,000, 2006 - $191,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets.

The effect of the restatement on the financial statement items affected follows:

(in thousands)	June 30, 2005		December 31, 2004

	Previously	Restated	Previously	Restated
	Reported		Reported
Balance Sheets:

Deferred and prepaid income taxes	$1,464	$1,412	$1,464	$1,412
Total current assets	$45,005	$44,953	$56,720	$56,668

Other assets	$2,955	$2,747	$3,649	$3,486
Total Assets	$61,224	$60,964	$74,223	$74,008

Deferred revenue	$562	$404	$735	$605
Total current liabilities	$41,093	$40,935	$53,820	$53,690

Other long-term liabilities and deferred revenue	$714	$222	$726	$319
Total liabilities	$50,232	$49,582	$63,290	$62,753

Accumulated deficit	$(17,989)	$(17,599)	$(19,091)	$(18,769)
Total stockholders’ equity	$10,992	$11,382	$10,933	$11,255
Total liabilities and stockholders’ equity	$61,224	$60,964	$74,223	$74,008

	Three months ended		Three months ended
	June 30, 2005		June 30, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$1,815	$1,879	$2,011	$2,096
Total revenues	$65,290	$65,354	$68,722	$68,807

Gross profit	$9,363	$9,427	$9,631	$9,716

Income from operations	$1,664	$1,728	$1,138	$1,223

Pre-tax income	$1,388	$1,452	$319	$404
Provision (benefit) for income taxes	$554	$579	$86	$109
Net income	$834	$873	$233	$295

Earnings per share, basic	$0.13	$0.14	$0.03	$0.04

Earnings per share, diluted	$0.13	$0.13	$0.03	$0.04

(in thousands)	Six months ended		Six months ended
	June 30, 2005		June 30, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$3,840	$3,953	$3,905	$4,107
Total revenues	$127,056	$127,169	$134,600	$134,802

Gross profit	$18,669	$18,782	$19,151	$19,353

Income from operations	$2,961	$3,074	$2,010	$2,212

Pre-tax income	$1,837	$1,950	$459	$661
Provision for income taxes	$735	$780	$124	$179
Net income	$1,102	$1,170	$335	$482

Earnings per share, basic	$0.16	$0.17	$0.05	$0.07

Earnings per share, diluted	$0.16	$0.17	$0.05	$0.07

Statements of Cash Flows:

Net income	$1,102	$1,170	$335	$482
Deferred income taxes	$735	$780	$124	$179
Deferred revenue	$(173)	$(201)	$307	$320
Other long-term liabilities and deferred revenue	$(12)	$(97)	$73	$(142)
Net cash provided by operating activities	$(2,943)	$(2,943)	$(2,256)	$(2,256)

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

Three months ended June 30, 2005 compared with three months ended June 30, 2004.

Revenues	For the Three Months Ended
	June 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change

New vehicle data:
Retail revenues - same store	$35,705	$33,918	$1,787	5.3%
Retail revenues - other stores (1)	3,927	10,273	(6,346)	(61.8)%
Total new retail revenues	39,632	44,191	(4,559)	(10.3)%

Fleet revenues - same store	1,013	585	428	73.1%
Total new vehicles revenues, as reported	$40,645	$44,776	$(4,131)	(9.2)%

New retail units - same store	1,384	1,336	48	3.6%
New retail units - other stores (1)	103	286	(183)	(64.0)%
Fleet units	53	33	20	60.6%
Total new vehicle units	1,540	1,655	(115)	(6.9)%

Used vehicle data:
Retail revenues - same store	$12,383	$10,707	$1,676	15.7%
Retail revenues - other stores (1)	104	1,188	(1,084)	(91.2)%
Total used retail revenues	12,487	11,895	592	5.0%

Wholesale revenues - same store	4,158	3,614	544	15.1%
Wholesale revenues - other stores (1)	276	271	5	1.8%
Total wholesale revenues	4,434	3,885	549	14.1%

Total used vehicle revenue, as reported	$16,921	$15,780	$1,141	7.2%

Used retail units - same store	751	701	50	7.1%
Used retail units - other stores (1)	6	80	(74)	(92.5)%
Used wholesale units - same store	911	887	24	2.7%
Used wholesale units - other stores (1)	35	45	(10)	22.2%
Total used units	1,703	1,713	(10)	0.6%

Parts and service:
Parts and service revenues - same store	$5,419	$5,114	$305	6.0%
Parts and service revenues - other stores (1)	490	1,041	(551)	(52.9)%
Total parts and service revenue	$5,909	$6,155	$(246)	(4.0)%

Other revenues, net:
Other revenues, net - same store	$1,856	$1,938	$(82)	(4.2)%
Other revenues, net - other stores (1)	23	158	(135)	(85.4)%
Total other revenues, net, as reported	$1,879	2,096	$(217)	(10.4)%

Total revenue:
Same store	$60,534	$55,876	$4,658	8.3%
Other stores (1)	4,820	12,931	(8,111)	(62.7)%
Total revenue, as reported	$65,354	$68,807	$(3,453)	(5.0)%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

The percentages used in the revenues discussion below are from the above table.

Total revenue decreased $3.4 million, or 5.0% to $65.4 million for three months ended June 30, 2005 from $68.8 million for three months ended June 30, 2004. Same store total revenues increased $4.6 million or 8.3% to $60.5 million for the three months ended June 30, 2005 from $55.9 million for the three months ended June 30, 2004. Same store new retail revenues increased $1.8 million, or 5.3% to $35.7 million for three months ended June 30, 2005 from $33.9 million for three months ended June 30, 2004. This increase was primarily due to the 3.6% additional units ($1.2 million) sold in 2005 compared to 2004 and a 1.6% increase in average selling price ($0.6 million) in 2005 compared to 2004 reflecting a slight change in product mix within the brands. The increase in same store new retail revenues was primarily due to increases at our Toyota dealerships ($2.4 million). Hometown’s new retail revenues are indicative of sales reported by our manufacturers nationally, Toyota continues to be experiencing growth in the United States while the domestics remain stagnant or decline. Same store used vehicle retail revenues increased $1.7 million, or 15.7% to $12.4 million for three months ended June 30, 2005 from $10.7 million for three months ended June 30, 2004. This increase was split between a 7.1% increase in units ($0.8 million) sold in 2005 compared to 2004 and a 7.9% increase in average selling price ($0.9 million) in 2005 compared to 2004. Although the used vehicle market has been difficult, personnel changes in certain dealerships enabled Hometown to show an increase for the quarter. Same store wholesale revenues increased $0.5 million, or 15.1% to $4.1 million for three months ended June 30, 2005 from $3.6 million for three months ended June 30, 2004 due to increased strength in the wholesale market. The increase in average selling price for wholesale units is also a function of the retail sales unit volume, which although up over the prior year is still lower than historical levels. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices.

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

Other dealership revenues decreased $0.2 million, or 10.4% to $1.9 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004. On a same store basis, other dealership revenues decreased less than $0.1 million or 4.2% to $1.9 million for the three months ended June 30, 2005 from $1.9 million for the three months ended June 30, 2004.

Gross Profit	For the Three Months Ended
	June 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit - same store	$2,487	$2,431	$56	2.3%
Retail gross profit - other stores (1)	239	381	(142)	(37.3)%
Total new retail gross profit	2,726	2,812	(86)	(3.1)%

Fleet gross profit	8	4	4	100%
Total new vehicles gross profit, as reported	$2,734	$2,816	$(82)	(2.9)%
Gross profit percentage	6.7%	6.3%

Gross Profit -(continued)	For the Three Months Ended
	June 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change
New retail units - same store	1,384	1,336	48	3.6%
New retail units - other stores (1)	103	286	(183)	(64.0)%
Fleet units	53	33	20	60.6%
Total new vehicle units	1,540	1,655	(115)	(6.9)%

Used vehicle data:
Retail gross profit - same store	$1,366	$1,277	$89	7.0%
Retail gross profit - other stores (1)	73	106	(33)	(31.1)%
Total used retail gross profit	1,439	1,383	56	4.0%

Wholesale gross profit - same store	135	66	69	*
Wholesale gross profit - other stores (1)	(21)	13	(34)	*
Total wholesale gross profit	114	79	35	44.3%

Total used vehicle gross profit, as reported	$1,553	$1,462	$91	6.2%
Gross profit percentage	9.2%	9.3%

Used retail units - same store	751	701	50	7.1%
Used retail units - other stores (1)	6	80	(74)	(92.5)%
Used wholesale units - same store	911	887	24	2.7%
Used wholesale units - other stores (1)	35	45	(10)	22.2%
Total used units	1,703	1,713	(10)	0.6%

Parts and service:
Parts and service gross profit - same store	$2,986	$2,756	$230	8.3%
Parts and service gross profit - other stores (1)	275	586	(311)	(53.1)%
Total parts and service revenue	$3,261	$3,342	$(81)	(2.4)%
Gross profit percentage	55.2%	54.3%

Other gross profit:
Other gross profit - same store	$1,856	$1,938	$(82)	(4.2)%
Other gross profit - other stores (1)	23	158	(135)	(85.4)%
Total other gross profit, as reported	$1,879	$2,096	$(217)	(10.4)%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$869	$951	(82)	(8.6)%
Other gross profit PVR - other stores (1)	211	432	(221)	(51.2)%
Total other gross profit PVR, as reported	$837	$872	(35)	(4.0)%

Total gross profit:
Same store	$8,838	$8,472	$366	4.3%
Other stores (1)	589	1,244	(655)	(52.7)%
Total gross profit, as reported	$9,427	$9,716	$(289)	(3.0)%
Gross profit percentage	14.4%	14.1%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

* - Percentage exceeds 100%.

The percentages used in the revenues discussion below are from the above table.

Total gross profit decreased $0.3 million, or 3.0%, to $9.4 million for the three months ended June 30, 2005, from $9.7 million for the three months ended June 30, 2004. Same store total gross profit increased $0.3 million, or 4.3% to $8.8 million for the three months ended June 30, 2005, from $8.5 million for the three months ended June 30, 2004. Same store gross profit on new retail vehicle sales increased less than $0.1 million, or 2.3%, to $2.5 million for the three months ended June 30, 2005, from $2.4 million for the three months ended June 30, 2004. The increase in gross profit is primarily attributable to a 3.6% increase in unit sales (less than $0.1 million) partially offset by a 1.3% decrease in new retail gross profit per unit. It is expected that margins on new vehicles will continue to be under pressure as the manufacturers continue to contend with competitive pricing issues. Similar to revenues, the gain is mostly attributable to the Toyota dealerships.

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

Selling, General and Administrative Expenses (“S,G&A”)

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

Net Income

Net income increased $0.6 million to $0.9 million for the three months ended June 30, 2005, from $0.3 million for the three months ended June 30, 2004. A substantial amount of the increase is due to a gain on transfer of certain assets in relation to settlement of litigation recorded in Other Income. See above for explanation of other changes.

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

The basic income per share for the three months ended June 30, 2005 and 2004 is $0.14 and $0.04, respectively. The diluted income per share for the three months ended June 30, 2005 and 2004 is $0.13 and $0.04, respectively.

Six months ended June 30, 2005 compared with six months ended June 30, 2004.

Revenues	For the Six Months Ended
	June 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change

New vehicle data:
Retail revenues - same store	$ 67,955	$ 66,878	$ 1,077	1.6%
Retail revenues - other stores (1)	9,022	18,390	(9,368)	(50.9)%
Total new retail revenues	76,977	85,268	(8,291)	(9.7)%

Fleet revenues - same store	1,693	623	1,070	171.7%
Total new vehicles revenues, as reported	$ 78,670	$ 85,891	$ (7,221)	(8.4)%

New retail units - same store	2,638	2,603	35	1.3%
New retail units - other stores (1)	245	513	(268)	(52.2)%
Fleet units	94	35	59	*
Total new vehicle units	2,977	3,151	(174)	(5.5)%

Used vehicle data:
Retail revenues - same store	$ 24,030	$ 23,046	$ 984	4.3%
Retail revenues - other stores (1)	789	2,416	(1,627)	(67.3)%
Total used retail revenues	24,819	25,462	(643)	(2.5)%

Wholesale revenues - same store	7,243	6,734	509	7.6%
Wholesale revenues - other stores (1)	419	494	(75)	(15.2)%
Total wholesale revenues	7,662	7,228	434	6.0%

Total used vehicle revenue, as reported	$ 32,481	$ 32,690	$ (209)	(0.6)%

Revenues - (Continued)	For the Six Months Ended
(in thousands, except per vehicle data)	June 30,		Increase	%
	2005	2004	(Decrease)	Change
Used retail units - same store	1,449	1,535	(86)	(5.6)%
Used retail units - other stores (1)	45	161	(116)	(72.0)%
Used wholesale units - same store	1,580	1,762	(182)	(10.3)%
Used wholesale units - other stores	59	73	(14)	(19.2)%
Total used units	3,133	3,531	(398)	(11.3)%

Parts and service:
Parts and service revenues - same store	$10,559	$10,075	$484	4.8%
Parts and service revenues - other stores (1)	1,506	2,039	(533)	(26.1)%
Total parts and service revenue	$12,065	$12,114	$(49)	(0.4)%

Other revenues, net:
Other revenues, net - same store	$3,835	$3,779	56	1.5%
Other revenues, net - other stores (1)	118	328	(210)	(64.0)%
Total other revenues, net, as reported	$3,953	$4,107	(154)	(3.7)%

Total revenue:
Same store	$115,315	$111,135	$4,180	3.8%
Other stores (1)	11,854	23,667	(11,813)	(49.9)%
Total revenue, as reported	$127,169	$134,802	$(7,633)	(5.7)%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

* - Percentage exceeds 100%.

The percentages used in the revenues discussion below are from the above table.

Total revenue decreased $7.6 million, or 5.7% to $127.2 million for six months ended June 30, 2005 from $134.8 million for six months ended June 30, 2004. Same store total revenues increased $4.2 million or 3.8% to $115.3 million for the six months ended June 30, 2005 from $111.1 million for the six months ended June 30, 2004. Same store new retail revenues increased $1.1 million, or 1.6% to $68.0 million for six months ended June 30, 2005 from $66.9 million for six months ended June 30, 2004. This increase was primarily due to a 1.3% increase in additional units ($0.9 million) sold in 2005 compared to 2004. The increase in same store new retail revenues was primarily due to increases at our Toyota dealerships ($3.6 million) offset by decline at our Lincoln Mercury dealerships ($2.7 million). Hometown’s new retail revenues are indicative of sales reported by our manufacturers nationally, Toyota continues to be experiencing growth in the United States while the domestics remain stagnant or decline. Same store used vehicle retail revenues increased $1.0 million, or 4.3% to $24.0 million for six months ended June 30, 2005 from $23.0 million for six months ended June 30, 2004. This increase was primarily due to a 10.5% increase in average selling price ($2.3 million) in 2005 compared to 2004, partially offset by a 5.6% decrease in units sold ($1.3 million). Although the used vehicle market has been difficult, personnel changes in certain dealerships enabled Hometown to show an increase over the prior year. Same store wholesale revenues increased $0.5 million, or 7.6% to $7.2 million for six months ended June 30, 2005 from $6.7 million for six months ended June 30, 2004 due to increased strength in the wholesale market. The increase in average selling price is also a function of the retail sales unit volume. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices.

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

Other dealership revenues decreased $0.1 million, or 3.7% to $4.0 million for the six months ended June 30, 2005 from $4.1 million for the six months ended June 30, 2004. On a same store basis, other dealership revenues increased less than $0.1 million or 1.5% to $3.8 million for the six months ended June 30, 2005 from $3.8 million for the six months ended June 30, 2004.

Gross Profit	For the Six Months Ended
	June 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit - same store	$4,646	$4,746	(100)	(2.1)%
Retail gross profit - other stores (1)	506	826	(320)	(38.7)%
Total new retail gross profit	5,152	5,572	(420)	(7.5)%

Fleet gross profit	15	4	11	*
Total new vehicles gross profit, as reported	$5,167	$5,576	(409)	(7.4)%
Gross profit percentage	6.6%	6.5%

New retail units - same store	2,638	2,603	35	1.3%
New retail units - other stores (1)	245	513	(268)	(52.2)%
Fleet units	94	35	59	168.6%
Total new vehicle units	2,977	3,151	(174)	(5.5)%

Used vehicle data:
Retail gross profit - same store	$2,689	$2,760	(71)	(2.6)%
Retail gross profit - other stores (1)	135	221	(86)	(38.9)%
Total used retail gross profit	2,824	2,981	(157)	(5.3)%

Wholesale gross profit - same store	293	127	166	*
Wholesale gross profit - other stores (1)	(7)	20	(27)	*
Total wholesale gross profit	286	147	139	94.6%

Total used vehicle gross profit, as reported	$3,110	$3,128	(18)	(0.6)%
Gross profit percentage	9.6%	9.6%

Used retail units - same store	1,449	1,535	(86)	(5.6)%
Used retail units - other stores (1)	45	161	(116)	(72.0)%
Used wholesale units - same store	1,580	1,762	(182)	(10.3)%
Used wholesale units - other stores	59	73	(14)	(19.2)%
Total used units	3,133	3,531	(398)	(11.3)%

Parts and service:
Parts and service gross profit - same store	$5,690	$5,407	283	5.2%
Parts and service gross profit - other stores (1)	862	1,135	(273)	(24.1)%
Total parts and service revenue	$6,552	$6,542	10	0.2%
Gross profit percentage	54.3%	54.0%

Gross Profit - (continued)	For the Six Months Ended
	June 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change

Other gross profit:
Other gross profit - same store	$3,835	$3,779	56	1.5%
Other gross profit - other stores (1)	118	328	(210)	(64.0)%
Total other gross profit, as reported	$3,953	$4,107	(154)	(3.7)%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$938	$913	25	2.7%
Other gross profit PVR - other stores (1)	407	487	(80)	(16.4)%
Total other gross profit PVR, as reported	$903	$853	50	5.8%

Total gross profit:
Same store	$17,168	$16,823	345	2.1%
Other stores (1)	1,614	2,530	(916)	(36.2)%
Total gross profit, as reported	$18,782	$19,353	(571)	(3.0)%
Gross profit percentage	14.8%	14.4%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

* - Percentage exceeds 100%.

The percentages used in the revenues discussion below are from the above table.

Total gross profit decreased $0.6 million, or 3.0%, to $18.8 million for the six months ended June 30, 2005, from $19.4 million for the six months ended June 30, 2004. Same store total gross profit increased $0.4 million, or 2.1% to $17.2 million for the six months ended June 30, 2005, from $16.8 million for the six months ended June 0, 2004. The increase is mostly from the second quarter of 2005. Same store gross profit on new retail vehicle sales decreased $0.1 million, or 2.1%, to $4.6 million for the six months ended June 30, 2005, from $4.7 million for the six months ended June 30, 2004. The decrease in gross profit is primarily attributable to a 3.4% decrease in new retail gross profit per unit partially offset by a 1.3% increase in unit sales. It is expected that margins on new vehicles will continue to be under pressure as the manufacturers continue to contend with competitive pricing issues. Similar to revenues, the decline was due mostly to the Lincoln Mercury dealerships partially offset by a gain at the Toyota dealerships.

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

Selling, General and Administrative Expenses (“S,G&A”)

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

Net Income

Net income increased $0.7 million to $1.2 million for the six months ended June 30, 2005, from $0.5 million for the six months ended June 30, 2004. A substantial amount of the increase is due to a gain on transfer of certain assets in relation to settlement of litigation recorded in Other Income. See above for explanation of other changes.

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

The basic and diluted income per share for the three months ended June 30, 2005 and 2004 is $0.17 and $0.07, respectively.

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

Effects of Inflation

Due to the relatively low levels of inflation experienced in the 2005 and 2004 periods, inflation did not have a significant effect on the results of Hometown during those periods

Liquidity and Capital Resources

The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

Cash and Cash Equivalents

Total cash and cash equivalents was $5.1 million and $6.1 million at June 30, 2005 and December 31, 2004, respectively.

Cash Flow from Operations

The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

(in thousands)	Six months ended June 30,
	2005	2004
Net cash provided by (used in) operating activities	$2,943	$(2,256)
Net cash (used in) investing activities	(91)	(1,684)
Net cash provided by (used in) financing activities	(3,903)	5,383
Net increase (decrease) in cash and cash equivalents	$(1,051)	$1,443

For the six months ended June 30, 2005, net cash provided from operations of $2.9 million primarily consists of: (i) net income of $1.2 million plus non-cash items of $0.8 million (totaling $2.0 million), (ii) a decrease in inventory of $5.0 million less the decrease in floor plan liability - trade of $2.3 million; partially offset by (iii) a decrease in accounts payable and accrued expenses of $0.4 million, primarily due to payment of litigation settlements, (iv) an increase in accounts receivable of $0.5 million, primarily due to the funds to be received from Lincoln Mercury related to the transfer of the Westwood dealership, (v) an increase in prepaid expenses and other current assets of $0.4 million, primarily due to payment of costs associated with the pending exchange agreement, (vi) prepaid income taxes of $0.2 million, and (vii) amortization of deferred revenue of $0.3 million. (See Note 2 to the unaudited consolidated financial statements.) Inventory and related floor plan liability (trade and non-trade) decreased due to improved new vehicle inventory management. Total floor plan liability decreased more than the decrease in inventory due to an increase in used vehicle inventory in excess of the used floor plan limit. This was primarily due to a planned used vehicle special event sale that took place in July 2005. Net cash used in investing activities of $0.1 million is due to miscellaneous capital expenditures. Net cash used in financing activities of $3.9 million is due to: (i) the net change in non-trade floorplan notes payable of $3.2 million (which decreased due to a similar change in related inventory, see operating activities) and (ii) principal payments of long-term debt and capital lease obligations of $0.9 million; partially offset by proceeds from long-term borrowings of $0.2 million (used to fund the build-out of the corporate office which was built in December 2004).

For the six months ended June 30, 2004, net cash used in operations of $2.3 million primarily consists of: (i) net income of $0.5 million plus non-cash items of $0.8 million (totaling $1.3 million) and (ii) an increase in other long term liabilities and deferred revenue of $0.2 million, primarily due to an advance from Hometown’s extended service plan provider less amortization of deferred revenue (see Note 2 to the unaudited consolidated financial statements); offset by (iii) an increase in inventory of $11.6 million less the increase in floor plan liability - trade of $7.8 million. Inventory and related floor plan liability (trade and non-trade) increased due to dealerships increasing inventory levels in anticipation of increased sales which did not materialize. Total floor plan liability increased more than the increase in inventory due to timing of floor plan payments. Net cash used in investing activities of $1.7 million is due to capital expenditures, primarily the Brattleboro, VT. building purchased in June 2004 for $1.5 million. Net cash provided by financing activities of $5.4 million is due to: (i) the net change in non-trade floorplan notes payable of $4.7 million (which increased due to a similar change in related inventory, see operating activities), (ii) proceeds from long-term borrowings of $1.4 million and (iii) exercise of warrants of $0.3 million; partially offset by principal payments of long-term debt and capital lease obligations of $1.0 million. The long-term borrowings were used to acquire the Brattleboro, VT. building discussed above.

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

Forward Looking Statement

When used in the Quarterly Report on Form 10Q/A, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Hometown’s future plans of operations, business strategy, results of operations and financial condition. Hometown wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of Hometown to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Hometown’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Hometown disclaims any intent or obligation to update such forward-looking statements.

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