Form 10-Q/A
period 2005-09-30
HOMETOWN AUTO RETAILERS INC
filed 2006-04-14
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number: 000-24669

HOMETOWN AUTO RETAILERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware Delaware	06-1501703
(State or other jurisdiction of of	(IRS Employer
incorporation or organization) )	Identification No.)

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

EXPLANATORY NOTE

Hometown Auto Retailers, Inc. (the “Company” or “Hometown”) is filing this Amendment No. 1 on Form 10-Q/A to amend our previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2005 (the “Original Filing”).

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

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED BALANCE SHEETS (RESTATED)
(in thousands, except share and per share data)

	September 30,	December 31,
ASSETS	2005	2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,806	$6,101
Accounts receivable, net	4,652	5,081
Inventories, net	27,925	43,440
Prepaid expenses and other current assets	788	634
Deferred and prepaid income taxes	1,412	1,412
		----------
Total current assets	40,583	56,668

Property and equipment, net	13,074	13,854
Other assets	2,625	3,486

Total assets	$56,282	$74,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Floor plan notes payable - trade	$5,382	$17,382
Floor plan notes payable - non-trade	20,961	25,092
Accounts payable and accrued expenses	4,366	5,106
Current maturities of long-term debt and capital lease obligations	5,293	5,505
Deferred revenue	318	605

Total current liabilities	36,320	53,690

Long-term debt and capital lease obligations	8,056	8,621
Long-term deferred income taxes	123	123
Other long-term liabilities and deferred revenue	175	319

Total liabilities	44,674	62,753

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.001 par value, 12,000,000 shares authorized, 3,910,137 and 3,870,137 shares issued and outstanding, respectively	4	4
Common stock, Class B, $.001 par value, 3,760,000 shares authorized, 2,579,252 and 3,519,252 shares issued and outstanding, respectively	2	3
Additional paid-in capital	29,022	30,017
Accumulated deficit	(17,420)	(18,769)

Total stockholders' equity	11,608	11,255

Total liabilities and stockholders' equity	$56,282	$74,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
New vehicle sales	$38,543	$44,291	$117,213	$130,182
Used vehicle sales	15,723	16,943	48,204	49,633
Parts and service sales	5,246	5,984	17,311	18,098
Other, net	1,881	2,116	5,834	6,223

Total revenues	61,393	69,334	188,562	204,136

Cost of sales
New vehicle	35,956	41,474	109,459	121,789
Used vehicle	14,280	15,359	43,651	44,921
Parts and service	2,372	2,697	7,885	8,269

Total cost of sales	52,608	59,530	160,995	174,979

Gross profit	8,785	9,804	27,567	29,157

Selling, general and administrative expenses	7,749	8,307	23,457	25,448

Income from operations	1,036	1,497	4,110	3,709

Interest income	64	53	193	134
Interest (expense)	(802)	(775)	(2,646)	(2,406)
Other income	-	63	591	66
Other (expense)	-	(5)	-	(9)

Pre-tax income	298	833	2,248	1,494
Provision for income taxes	119	225	899	404

Net income	$179	$608	$1,349	$1,090

Earnings per share, basic	$0.03	$0.08	$0.20	$0.15

Earnings per share, diluted	$0.03	$0.08	$0.20	$0.15

Weighted average shares outstanding, basic	6,451,128	7,389,389	6,660,012	7,252,529
Weighted average shares outstanding, diluted	6,646,549	7,493,208	6,811,927	7,429,892

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED)
(in thousands)

	Class A		Class B
	Common Stock		Common Stock		Additional		Total
					Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2003	3,656	$4	3,519	$3	$29,760	$(22, 704)	$7,063
Exercise of Warrants	214	-	-	-	257	-	257
Net income	-	-	-	-	-	1,090	1,090

Balance at September 30, 2004	3,870	$4	3,519	$3	$30,017	$(21,614)	$8,410

Balance at December 31, 2004	3,870	$4	3,519	$3	$30,017	$(18,769)	$11,255
Net income	-	-	-	-	-	1,349	1,349
Exercise of stock options	40	-	-	-	47	-	47
Litigation Settlement (Note 9)	-	-	(940)	(1)	(1,042)	-	(1,043)

Balance at September 30, 2005	3,910	$4	2,579	$2	$29,022	$(17,420)	$11,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(in thousands)

	For the Nine Months ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,349	$1,090

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	965	950
Loss on sale of property and equipment	-	8
(Gain) on disposal of dealership	(587)	-
Deferred income taxes	899	404
Changes in assets and liabilities:
Accounts receivable, net	275	(1,190)
Inventories, net	9,347	(85)
Prepaid expenses and other current assets	(154)	(47)
Prepaid taxes	(176)	(202)
Other assets	18	8
Floor plan notes payable - trade	(5,336)	1,189
Accounts payable and accrued expenses	(859)	(99)
Deferred revenue - current	(287)	203
Other long-term liabilities and deferred revenue	(144)	(213)
Net cash provided by operating activities	5,310	2,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(132)	(1,821)
Net cash (used in) investing activities	(132)	(1,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from floor plan notes payable - non-trade	121,793	121,356
Payment of floor plan notes payable - non-trade	(125,924)	(121,884)
Principal payments of long-term debt and capital lease obligations	(1,614)	(1,707)
Proceeds from long-term borrowings	225	1,368
Exercise of stock options and warrants	47	257
Net cash (used in) financing activities	(5,473)	(610)

Net (decrease) in cash and cash equivalents	(295)	(415)
CASH AND CASH EQUIVALENTS, beginning of period	6,101	5,639
CASH AND CASH EQUIVALENTS, end of period	$5,806	$5,224

Cash paid for - Interest	$2,717	$2,485
Cash paid for - Taxes	$176	$202
Purchases financed by capital lease obligations	$801	$1,013

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

For the third quarter periods, the effect of this restatement was to increase pre-tax income $60,000 and $52,000 for the three months ended September 30, 2005 and 2004, respectively. The after tax effects was to increase net income by $36,000 and $38,000 for the three months ended September 30, 2005 and 2004, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.01 and $0.00 for the three months ended September 30, 2005 and 2004, respectively. For the nine-month periods, the effect of this restatement was to increase pre-tax income $173,000 and $254,000 for the nine months ended September 30, 2005 and 2004, respectively. The after tax effects was to increase net income by $104,000 and $185,000 for the nine months ended September 30, 2005 and 2004, respectively. The effect of these adjustments was to increase basic earnings per share by $0.01 and $0.03 for the nine months ended September 30, 2005 and 2004, respectively and diluted earnings per share by $0.02 and $0.03 for the nine months ended September 30, 2005 and 2004, respectively.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At September 30, 2005, Hometown had $389,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2005 (remaining period) - $72,000, 2006 - $191,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets.

The effect of the restatement on the financial statement items affected follows:

(in thousands)	September 30, 2005		December 31, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Balance Sheets:

Deferred and prepaid income taxes	$1,464	$1,412	$1,464	$1,412
Total current assets	$40,635	$40,583	$56,720	$56,668

Other assets	$2,857	$2,625	$3,649	$3,486
Total Assets	$56,566	$56,282	$74,223	$74,008

Deferred revenue	$500	$318	$735	$605
Total current liabilities	$36,502	$36,320	$53,820	$53,690

Other long-term liabilities and deferred revenue	$703	$175	$726	$319
Total liabilities	$45,384	$44,674	$63,290	$62,753

Accumulated deficit	$(17,846)	$(17,420)	$(19,091)	$(18,769)
Total stockholders’ equity	$11,182	$11,608	$10,933	$11,255
Total liabilities and stockholders’ equity	$56,566	$56,282	$74,223	$74,008

	Three months ended		Three months ended
	September 30, 2005		September 30, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$1,821	$1,881	$2,064	$2,116
Total revenues	$61,333	$61,393	$69,282	$69,334

Gross profit	$8,725	$8,785	$9,752	$9,804

Income from operations	$976	$1,036	$1,445	$1,497

Pre-tax income	$238	$298	$781	$833
Provision for income taxes	$95	$119	$211	$225
Net income	$143	$179	$570	$608

Earnings per share, basic	$0.02	$0.03	$0.08	$0.08

Earnings per share, diluted	$0.02	$0.03	$0.08	$0.08

(in thousands)	Nine months ended		Nine months ended
	September 30, 2005		September 30, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$5,661	$5,834	$5,969	$6,223
Total revenues	$188,389	$188,562	$203,882	$204,136

Gross profit	$27,394	$27,567	$28,903	$29,157

Income from operations	$3,937	$4,110	$3,455	$3,709

Pre-tax income	$2,075	$2,248	$1,240	$1,494
Provision for income taxes	$830	$899	$335	$404
Net income	$1,245	$1,349	$905	$1,090

Earnings per share, basic	$0.19	$0.20	$0.12	$0.15

Earnings per share, diluted	$0.18	$0.20	$0.12	$0.15

Statements of Cash Flows:

Net income	$1,245	$1,349	$905	$1,090
Deferred income taxes	$830	$899	$335	$404
Deferred revenue - current	$(235)	$(287)	$209	$203
Other long-term liabilities and deferred revenue	$(23)	$(144)	$35	$(213)
Net cash provided by operating activities	$5,310	$5,310	$2,016	$2,016

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, are unaudited and restated. (See Note 2) The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$179	$608	$1,349	$1,090
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2)	(7)	(7)	(21)
Pro forma net income	$177	$601	$1,342	$1,069

Earnings per share:
Basic, as reported	$0.03	$0.08	$0.20	$0.15
Basic, pro forma	$0.03	$0.08	$0.20	$0.15
Diluted, as reported	$0.03	$0.08	$0.20	$0.15
Diluted, pro forma	$0.03	$0.08	$0.20	$0.14

(1)	All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic, Weighted Average Shares	6,451,128	7,389,389	6,660,012	7,252,529

Common Stock Equivalents	195,421	103,819	151,915	177,363
Diluted, Weighted Average Shares	6,646,549	7,493,208	6,811,927	7,429,892

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

The basic and diluted income per share for the three months ended September 30, 2005 and 2004 is $0.03 and $0.08, respectively. The basic and diluted income per share for the nine months ended September 30, 2005 and 2004 is $0.20 and $0.15, respectively.

5.     INVENTORIES

New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

(in thousands)	9/30/05	12/31/04
New Vehicles	$18,152	$33,616
Used Vehicles	8,035	7,761
Parts, accessories and other	1,738	2,063
Total Inventories	$27,925	$43,440

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

6.     INTANGIBLE ASSETS

As of September 30, 2005 and December 31, 2004, Hometown’s intangible assets consisted of the following:

(in thousands)	9/30/05	12/31/04

Deferred finance charges	$272	$272
Accumulated amortization	(136)	(121)
Non-compete agreement	381	381
Accumulated amortization	(381)	(333)
Franchise Fee	10	10
Accumulated amortization	(5)	(3)
Net intangible assets	$141	$206

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

As of September 30, 2005, Hometown has incurred approximately $83,000 in relation to the complaint, which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown’s Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005.

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

Hometown also sells extended service contracts as an agent for a third party for which it receives a commission. The primary obligor is the institution underwriting the service contract. These revenues are recorded in Revenues, Other in the Statement of Operations. Revenues from sales of third party extended service contracts, including recognition of deferred revenues discussed below, was $1.9 million and $2.0 million for nine months ended September 30, 2005 and 2004, respectively. Prior to July 1, 2003, Connecticut dealerships operated under state laws, which made the dealers responsible for providing warranty service and insurance in the event of default by the insurance carriers. Accordingly, commissions on insurance and service contract sales sold prior to July 1, 2003 are required to be recognized over the life of the related insurance product. For these dealerships, Hometown recorded the revenue as a liability and amortizes the amount into revenue over a five-year period. At September 30, 2005 and December 31, 2004, Hometown had $389,000 and $603,000 of related deferred revenue, respectively. (See Note 2.) At September 30, 2005 and December 31, 2004, Hometown also had other deferred revenue of $103,000 and $319,000, respectively.

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

In connection with the transactions, Hometown anticipates that it will secure a term loan of up to $6.5 million, with $5 million to be used for the cash contribution to be made to Shaker Auto Group (as explained above), $1.1 million for financing the split-off costs and associated severance costs, and the $0.4 million balance for working capital for Hometown. As of September 30, 2005, Hometown has incurred approximately $474,000 of the aforementioned split-off costs, which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown’s Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005.

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

For the third quarter periods, the effect of this restatement was to increase pre-tax income $60,000 and $52,000 for the three months ended September 30, 2005 and 2004, respectively. The after tax effects was to increase net income by $36,000 and $38,000 for the three months ended September 30, 2005 and 2004, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.01 and $0.00 for the three months ended September 30, 2005 and 2004, respectively. For the nine-month periods, the effect of this restatement was to increase pre-tax income $173,000 and $254,000 for the nine months ended September 30, 2005 and 2004, respectively. The after tax effects was to increase net income by $104,000 and $185,000 for the nine months ended September 30, 2005 and 2004, respectively. The effect of these adjustments was to increase basic earnings per share by $0.01 and $0.03 for the nine months ended September 30, 2005 and 2004, respectively and diluted earnings per share by $0.02 and $0.03 for the nine months ended September 30, 2005 and 2004, respectively.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At September 30, 2005, Hometown had $389,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2005 (remaining period) - $72,000, 2006 - $191,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets.

The effect of the restatement on the financial statement items affected follows:

(in thousands)	September 30, 2005		December 31, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Balance Sheets:

Deferred and prepaid income taxes	$1,464	$1,412	$1,464	$1,412
Total current assets	$40,635	$40,583	$56,720	$56,668

Other assets	$2,857	$2,625	$3,649	$3,486
Total Assets	$56,566	$56,282	$74,223	$74,008

Deferred revenue	$500	$318	$735	$605
Total current liabilities	$36,502	$36,320	$53,820	$53,690

Other long-term liabilities and deferred revenue	$703	$175	$726	$319
Total liabilities	$45,384	$44,674	$63,290	$62,753

Accumulated deficit	$(17,846)	$(17,420)	$(19,091)	$(18,769)
Total stockholders’ equity	$11,182	$11,608	$10,933	$11,255
Total liabilities and stockholders’ equity	$56,566	$56,282	$74,223	$74,008

	Three months ended		Three months ended
	September 30, 2005		September 30, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$1,821	$1,881	$2,064	$2,116
Total revenues	$61,333	$61,393	$69,282	$69,334

Gross profit	$8,725	$8,785	$9,752	$9,804

Income from operations	$976	$1,036	$1,445	$1,497

Pre-tax income	$238	$298	$781	$833
Provision for income taxes	$95	$119	$211	$225
Net income	$143	$179	$570	$608

Earnings per share, basic	$0.02	$0.03	$0.08	$0.08

Earnings per share, diluted	$0.02	$0.03	$0.08	$0.08

(in thousands)	Nine months ended		Nine months ended
	September 30, 2005		September 30, 2004
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$5,661	$5,834	$5,969	$6,223
Total revenues	$188,389	$188,562	$203,882	$204,136

Gross profit	$27,394	$27,567	$28,903	$29,157

Income from operations	$3,937	$4,110	$3,455	$3,709

Pre-tax income	$2,075	$2,248	$1,240	$1,494
Provision for income taxes	$830	$899	$335	$404
Net income	$1,245	$1,349	$905	$1,090

Earnings per share, basic	$0.19	$0.20	$0.12	$0.15

Earnings per share, diluted	$0.18	$0.20	$0.12	$0.15

Statements of Cash Flows:

Net income	$1,245	$1,349	$905	$1,090
Deferred income taxes	$830	$899	$335	$404
Deferred revenue - current	$(235)	$(287)	$209	$203
Other long-term liabilities and deferred revenue	$(23)	$(144)	$35	$(213)
Net cash provided by operating activities	$5,310	$5,310	$2,016	$2,016

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

Three months ended September 30, 2005 compared with three months ended September 30, 2004.

Revenues	For the Three Months Ended
	September 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues - same store	$37,922	$36,688	$1,234	3.4%
Retail revenues - other stores (1)	-	7,145	(7,145)	*
Total new retail revenues	37,922	43,833	(5,911)	(13.5)%

Fleet revenues - same store	621	458	163	35.6%
Total new vehicles revenues, as reported	$38,543	$44,291	$(5,748)	(13.0)%

New retail units - same store	1,484	1,429	55	3.8%
New retail units - other stores (1)	-	204	(204)	*
Fleet units	38	30	8	26.7%
Total new vehicle units	1,522	1,663	(141)	(8.5)%

Used vehicle data:
Retail revenues - same store	$12,151	$12,243	$(92)	(0.8)%
Retail revenues - other stores (1)	-	968	(968)	*
Total used retail revenues	12,151	13,211	(1,060)	(8.0)%

Wholesale revenues - same store	3,572	3,208	364	11.3%
Wholesale revenues - other stores (1)	-	524	(524)	*
Total wholesale revenues	3,572	3,732	(160)	(4.3)%

Total used vehicle revenue, as reported	$15,723	$16,943	$(1,220)	(7.2)%

Used retail units - same store	745	805	(60)	(7.5)%
Used retail units - other stores (1)	-	59	(59)	*
Used wholesale units - same store	844	868	(24)	(2.8)%
Used wholesale units - other stores (1)	-	64	(64)	*
Total used units	1,589	1,796	(207)	(11.5)%

Parts and service:
Parts and service revenues - same store	$5,246	$4,963	$283	5.7%
Parts and service revenues - other stores (1)	-	1,021	(1,021)	*
Total parts and service revenue	$5,246	$5,984	$(738)	(12.3)%

Other revenues, net:
Other revenues, net - same store	$1,881	$1,979	$(98)	(5.0)%
Other revenues, net - other stores (1)	-	137	(137)	*
Total other revenues, net, as reported	$1,881	$2,116	$(235)	(11.1)%

Total revenue:
Same store	$61,393	$59,539	$1,854	3.1%
Other stores (1)	-	9,795	(9,795)	*
Total revenue, as reported	$61,393	$69,334	$(7,941)	(11.5)%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

* - Percentage is 100% or greater.

The percentages used in the revenues discussion below are from the above table.

Total revenue decreased $7.9 million, or 11.5% to $61.4 million for the three months ended September 30, 2005 from $69.3 million for the three months ended September 30, 2004. Same store total revenues increased $1.9 million or 3.1% to $61.4 million for the three months ended September 30, 2005 from $59.5 million for the three months ended September 30, 2004. Same store new retail revenues increased $1.2 million, or 3.4% to $37.9 million for the three months ended September 30, 2005 from $36.7 million for the three months ended September 30, 2004. This increase was primarily due to the 3.8% additional units ($1.4 million) sold in 2005 compared to 2004 partially offset by a small decrease (0.5%) in average selling price ($0.2 million) in 2005 compared to 2004 reflecting a slight change in product mix within the brands. The increase in same store new retail revenues was primarily due to increases at our Toyota dealerships ($2.0 million), partially offset by a decline at our Lincoln Mercury dealerships ($1.0 million). The increase ($0.4 million) attributable to the remaining dealerships was aided by the “Employee Pricing Plan” promotion, which aided unit sales. Hometown’s new retail revenues are indicative of sales reported by our manufacturers nationally, Toyota continues to be experiencing growth in the United States while the domestics remain stagnant or have declined. Same store used vehicle retail revenues decreased just under $0.1 million, or 0.8% to $12.2 million for the three months ended September 30, 2005 from $12.2 million for the three months ended September 30, 2004. This decrease was primarily due to a 7.5% decrease in units ($0.9 million) sold in 2005 compared to 2004, partially offset by a 7.2% increase in average selling price ($0.8 million) in 2005 compared to 2004. Contributing to the decrease in units was the aforementioned “Employee Pricing Plan”, which pushed potential buyers of used vehicles toward the purchase of a new vehicle. The retail used vehicle market continues to be challenging, with most dealerships experiencing a decrease in units for the third quarter. Certain used vehicles that have high gas mileage saw their values increase in the third quarter as the price of gasoline soared, contributing to the increase in average selling price of used vehicles. Same store wholesale revenues increased $0.4 million, or 11.3% to $3.6 million for the three months ended September 30, 2005 from $3.2 million for the three months ended September 30, 2004 due to continued strength in the wholesale market. The increase in average selling price for wholesale units is also a function of the retail sales unit volume, which is down compared to the prior year. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices. Wholesale prices began to weaken toward the latter part of the third quarter with the increase in used car inventories. The “Employee Pricing Program” caused a surge in new vehicle sales, that brought in more used cars as trade-ins.

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

Other dealership revenues decreased $0.2 million, or 11.1% to $1.9 million for the three months ended September 30, 2005 from $2.1 million for the three months ended September 30, 2004. On a same store basis, other dealership revenues decreased $0.1 million or 5.0% to $1.9 million for the three months ended September 30, 2005 from $2.0 million for the three months ended September 30, 2004.

Gross Profit	For the Three Months Ended
	September 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit - same store	$2,568	$2,453	$115	4.7%
Retail gross profit - other stores (1)	13	360	(347)	(96.4)%
Total new retail gross profit	2,581	2,813	(232)	(8.2)%

Fleet gross profit	6	4	2	50.0%
Total new vehicles gross profit, as reported	$2,587	$2,817	$(230)	(8.2)%
Gross profit percentage	6.7%	6.4%

New retail units - same store	1,484	1,429	55	3.8%
New retail units - other stores (1)	-	204	(204)	*
Fleet units	38	30	8	26.7%
Total new vehicle units	1,522	1,663	(141)	(8.5)%

Used vehicle data:
Retail gross profit - same store	$1,452	$1,486	$(34)	(2.3)%
Retail gross profit - other stores (1)	19	76	(57)	(75.0)%
Total used retail gross profit	1,471	1,562	(91)	(5.8)%

Wholesale gross profit - same store	(28)	35	(63)	*
Wholesale gross profit - other stores (1)	-	(13)	13	*
Total wholesale gross profit	(28)	22	(50)	*

Total used vehicle gross profit, as reported	$1,443	$1,584	$(141)	(8.9)%
Gross profit percentage	9.2%	9.3%

Used retail units - same store	745	805	(60)	(7.5)%
Used retail units - other stores (1)	-	59	(59)	*
Used wholesale units - same store	844	868	(24)	(2.8)%
Used wholesale units - other stores (1)	-	64	(64)	*
Total used units	1,589	1,796	(207)	(11.5)%

Parts and service:
Parts and service gross profit - same store	$2,874	$2,696	$178	6.6%
Parts and service gross profit - other stores (1)	-	591	(591)	*
Total parts and service revenue	$2,874	$3,287	$(413)	(11.8)%
Gross profit percentage	54.8%	54.9%

Other gross profit:
Other gross profit - same store	$1,881	$1,979	$(98)	(5.0)%
Other gross profit - other stores (1)	-	137	(137)	*
Total other gross profit, as reported	$1,881	$2,116	$(235)	(11.1)%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$844	$886	$(42)	(4.7)%
Other gross profit PVR - other stores (1)	N/A	521	N/A	N/A
Total other gross profit PVR, as reported	$844	$847	$(4)	(0.4)%

Gross Profit -(continued)	For the Three Months Ended
	September 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change
Total gross profit:
Same store	$8,753	$8,653	$100	1.2%
Other stores (1)	32	1,151	(1,119)	(97.2)%
Total gross profit, as reported	$8,785	$9,804	$(1,019)	(10.4)%
Gross profit percentage	14.3%	14.1%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

* - Percentage is 100% or greater.
N/A - Not applicable due to -0- unit sales.

The percentages used in the gross profit discussion below are from the above table.

Total gross profit decreased $1.0 million, or 10.4%, to $8.8 million for the three months ended September 30, 2005, from $9.8 million for the three months ended September 30, 2004. Same store total gross profit increased $0.1 million, or 1.2% to $8.8 million for the three months ended September 30, 2005, from $8.7 million for the three months ended September 30, 2004. Same store gross profit on new retail vehicle sales increased $0.1 million, or 4.7%, to $2.6 million for the three months ended September 30, 2005, from $2.5 million for the three months ended September 30, 2004. The increase in gross profit is primarily attributable to a 3.8% increase in unit sales combined with a 0.8% increase in new retail gross profit per unit. Similar to revenues, the gain is mostly attributable to the Toyota dealerships ($0.2 million), partially offset by decreases at certain other dealerships, primarily Lincoln Mercury.

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

Net Income

Net income decreased $0.4 million to $0.2 million for the three months ended September 30, 2005, from $0.6 million for the three months ended September 30, 2004. See above for explanation of changes.

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

The basic and diluted income per share for the three months ended September 30, 2005 and 2004 is $0.03 and $0.08, respectively.

Nine months ended September 30, 2005 compared with nine months ended September 30, 2004.

Revenues	For the Nine Months Ended
	September 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail revenues - same store	$105,877	$103,566	$2,311	2.2%
Retail revenues - other stores (1)	9,022	25,535	(16,513)	(64.7)%
Total new retail revenues	114,899	129,101	(14,202)	(11.0)%

Fleet revenues - same store	2,314	1,081	1,233	*
Total new vehicles revenues, as reported	$117,213	$130,182	$(12,969)	(10.0)%

New retail units - same store	4,122	4,032	90	2.2%
New retail units - other stores (1)	245	717	(472)	(65.8)%
Fleet units	132	65	67	*
Total new vehicle units	4,499	4,814	(315)	(6.5)%

Used vehicle data:
Retail revenues - same store	$36,181	$35,289	$892	2.5%
Retail revenues - other stores (1)	789	3,384	(2,595)	(76.7)%
Total used retail revenues	36,970	38,673	(1,703)	(4.4)%

Wholesale revenues - same store	10,815	9,942	873	8.8%
Wholesale revenues - other stores (1)	419	1,018	(599)	(58.8)%
Total wholesale revenues	11,234	10,960	274	2.5%

Total used vehicle revenue, as reported	$48,204	$49,633	$(1,429)	(2.9)%

Used retail units - same store	2,194	2,340	(146)	(6.2)%
Used retail units - other stores (1)	45	220	(175)	(79.5)%
Used wholesale units - same store	2,424	2,630	(206)	(7.8)%
Used wholesale units - other stores	59	137	(78)	(56.9)%
Total used units	4,722	5,327	(605)	(11.4)%

Parts and service:
Parts and service revenues - same store	$15,804	$15,038	$766	5.1%
Parts and service revenues - other stores (1)	1,507	3,060	(1,553)	(50.8)%
Total parts and service revenue	$17,311	$18,098	$(787)	(4.3)%

Other revenues, net:
Other revenues, net - same store	$5,715	$5,757	$(42)	(0.7)%
Other revenues, net - other stores (1)	119	466	(347)	(74.5)%
Total other revenues, net, as reported	$5,834	$6,223	$(389)	(6.3)%

Total revenue:
Same store	$176,706	$170,673	$6,033	3.5%
Other stores (1)	11,856	33,463	(21,607)	(64.6)%
Total revenue, as reported	$188,562	$204,136	$(15,574)	(7.6)%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

* - Percentage is 100% or greater.

The percentages used in the gross profit discussion below are from the above table.

Total revenue decreased $15.5 million, or 7.6% to $188.6 million for the nine months ended September 30, 2005 from $204.1 million for the nine months ended September 30, 2004. Same store total revenues increased $6.0 million or 3.5% to $176.7 million for the nine months ended September 30, 2005 from $170.7 million for the nine months ended September 30, 2004. Same store new retail revenues increased $2.3 million, or 2.2% to $105.9 million for the nine months ended September 30, 2005 from $103.6 million for the nine months ended September 30, 2004. This increase was directly attributable to the 2.2% increase in additional units ($2.3 million) sold in 2005 compared to 2004. The increase in same store new retail revenues was primarily due to increases at our Toyota dealerships ($5.7 million), partially offset by a decline at our Lincoln Mercury dealerships ($3.7 million). The increase ($0.4 million) attributable to the remaining dealerships occurred during the third quarter and was aided by the “Employee Pricing Plant” promotion, which aided unit sales. Hometown’s new retail revenues are indicative of sales reported by our manufacturers nationally, Toyota continues to be experiencing growth in the United States while the domestics remain stagnant or decline. Same store used vehicle retail revenues increased $0.9 million, or 2.5% to $36.2 million for the nine months ended September 30, 2005 from $35.3 million for the nine months ended September 30, 2004. This increase was primarily due to a 9.3% increase in average selling price ($3.1 million) in 2005 compared to 2004, partially offset by a 6.2% decrease in units sold ($2.2 million). Although the used vehicle market has been challenging, personnel changes in certain dealerships enabled Hometown to show an increase over the prior year. Contributing to the decrease in units was the aforementioned “Employee Pricing Plan”, which occurred in the third quarter of 2005, which pushed potential buyers of used vehicles toward the purchase of a new vehicle. The retail used vehicle market continues to be difficult, with most dealerships experiencing a decrease in units for the third quarter. Certain used vehicles that have high gas mileage saw their values increase in the third quarter as the price of gasoline soared, contributing to the increase in average selling price of used vehicles. Same store wholesale revenues increased $0.9 million, or 8.8% to $10.8 million for the nine months ended September 30, 2005 from $9.9 million for the nine months ended September 30, 2004 due to increased strength in the wholesale market compared to the prior year. The increase in average selling price is also a function of the retail sales unit volume. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices. Wholesale prices began to weaken toward the latter part of the third quarter with the increase in used car inventories. The “Employee Pricing Program” caused a surge in new vehicle sales, that brought in more used cars as trade-ins.

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

Other dealership revenues decreased $0.4 million, or 6.3% to $5.8 million for the nine months ended September 30, 2005 from $6.2 million for the nine months ended September 30, 2004. On a same store basis, other dealership revenues decreased less than $0.1 million or 0.7% to $5.7 million for the nine months ended September 30, 2005 from $5.8 million for the nine months ended September 30, 2004.

Gross Profit	For the Nine Months Ended
	September 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change
New vehicle data:
Retail gross profit - same store	$7,256	$7,199	$57	0.8%
Retail gross profit - other stores (1)	477	1,186	(709)	(59.8)%
Total new retail gross profit	7,733	8,385	(652)	(7.8)%

Fleet gross profit	21	8	13	*
Total new vehicles gross profit, as reported	$7,754	$8,393	$(639)	(7.6)%
Gross profit percentage	6.6%	6.4%

New retail units - same store	4,122	4,032	90	2.2%
New retail units - other stores (1)	245	717	(472)	(65.8)%
Fleet units	132	65	67	*
Total new vehicle units	4,499	4,814	(315)	(6.5)%

Used vehicle data:
Retail gross profit - same store	$4,170	$4,246	$(76)	(1.8)%
Retail gross profit - other stores (1)	125	297	(172)	(57.9)%
Total used retail gross profit	4,295	4,543	(248)	(5.5)%

Wholesale gross profit - same store	264	162	102	63.0%
Wholesale gross profit - other stores (1)	(6)	7	(13)	*
Total wholesale gross profit	258	169	89	52.7%

Total used vehicle gross profit, as reported	$4,553	$4,712	$(159)	(3.4)%
Gross profit percentage	9.4%	9.5%

Used retail units - same store	2,194	2,340	(146)	(6.2)%
Used retail units - other stores (1)	45	220	(175)	(79.5)%
Used wholesale units - same store	2,424	2,630	(206)	(7.8)%
Used wholesale units - other stores	59	137	(78)	(56.9)%
Total used units	4,722	5,327	(605)	(11.4)%

Parts and service:
Parts and service gross profit - same store	$8,563	$8,103	$460	5.7%
Parts and service gross profit - other stores (1)	863	1,726	(863)	(50.0)%
Total parts and service revenue	$9,426	$9,829	$(403)	(4.1)%
Gross profit percentage	54.5%	54.3%

Other gross profit:
Other gross profit - same store	$5,715	$5,757	$(42)	(0.7)%
Other gross profit - other stores (1)	119	466	(347)	(74.5)%
Total other gross profit, as reported	$5,834	$6,223	$(389)	(6.3)%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$905	$903	$2	0.2%
Other gross profit PVR - other stores (1)	410	497	(87)	(17.5)%
Total other gross profit PVR, as reported	$883	$851	$32	3.7%

Gross Profit - (continued)	For the Nine Months Ended
	September 30,		Increase	%
(in thousands, except per vehicle data)	2005	2004	(Decrease)	Change
Total gross profit:
Same store	$25,989	$25,475	$514	2.0%
Other stores (1)	1,578	3,682	(2,104)	(57.1)%
Total gross profit, as reported	$27,567	$29,157	$(1,590)	(5.5)%
Gross profit percentage	14.6%	14.3%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005 and the used car outlet closed August 2004.

* - Percentage is 100% or greater.

The percentages used in the gross profit discussion below are from the above table.

Total gross profit decreased $1.6 million, or 5.5%, to $27.6 million for the nine months ended September 30, 2005, from $29.2 million for the nine months ended September 30, 2004. Same store total gross profit increased $0.5 million, or 2.0% to $26.0 million for the nine months ended September 30, 2005, from $25.5 million for the nine months ended September 30, 2004. Same store gross profit on new retail vehicle sales increased less than $0.1 million, or 0.8%, to $7.3 million for the nine months ended September 30, 2005, from $7.2 million for the nine months ended September 30, 2004. The increase in gross profit is primarily attributable to a 2.2% increase in unit sales partially offset by a 1.5% decrease in new retail gross profit per unit. It is expected that margins on new vehicles will continue to be under pressure as the manufacturers continue to contend with competitive pricing issues. Similar to revenues, the increase was due mostly to the Toyota dealerships partially offset by a decline at the Lincoln Mercury dealerships.

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

Net Income

Net income increased $0.2 million to $1.3 million for the nine months ended September 30, 2005, from $1.1 million for the nine months ended September 30, 2004. The increase is primarily due to a gain on transfer of certain assets in relation to settlement of litigation recorded in Other Income. See above for explanation of other changes.

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

The basic and diluted income per share for the nine months ended September 30, 2005 and September 30, 2004 is $0.20 and $0.15, respectively.

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

Cash and Cash Equivalents

Total cash and cash equivalents was $5.8 million and $6.1 million at September 30, 2005 and December 31, 2004, respectively.

Cash Flow from Operations

The following table sets forth the consolidated selected information from the unaudited statements of cash flows:
(in thousands)	Nine months ended September 30,
	2005	2004
Net cash provided by operating activities	$5,310	$2,016
Net cash (used in) investing activities	(132)	(1,821)
Net cash (used in) financing activities	(5,473)	(610)
Net (decrease) in cash and cash equivalents	$(295)	$(415)

For the nine months ended September 30, 2005, net cash provided from operations of $5.3 million primarily consists of: (i) net income of $1.3 million plus non-cash items of $1.3 million (totaling $2.6 million), (ii) a decrease in inventory of $9.3 million less the decrease in floor plan liability - trade of $5.3 million, (iii) a decrease in accounts receivable of $0.3 million, primarily due to owning one less dealership; partially offset by (iv) a decrease in accounts payable and accrued expenses of $0.9 million, primarily due to payment of litigation settlements and owning one less dealership, (v) an increase in prepaid expenses and other current assets of $0.1 million, (vi) prepaid income taxes of $0.2 million, and (vii) amortization of deferred revenue of $0.5 million. (See Note 2 to the unaudited consolidated financial statements.) Inventory and related floor plan liability (trade and non-trade) decreased due to improved new vehicle inventory management. Net cash used in investing activities of $0.1 million is due to miscellaneous capital expenditures. Net cash used in financing activities of $5.5 million is due to: (i) the net change in non-trade floorplan notes payable of $4.1 million (which decreased due to a similar change in related inventory, see operating activities) and (ii) principal payments of long-term debt and capital lease obligations of $1.6 million; partially offset by proceeds from long-term borrowings of $0.2 million (used to fund the build-out of the corporate office which was built in December 2004) and exercise of stock options (less than $0.1 million).

For the nine months ended September 30, 2004, net cash provided from operations of $2.0 million primarily consists of: (i) net income of $1.1 million plus non-cash items of $1.4 million (totaling $2.5 million) and (ii) an increase in floor plan liability - trade of $1.2 million less the increase in inventory of $0.1 million; partially offset by (iii) an increase in accounts receivable of $1.2 million due to the increased level of sales that occurred in September 2004 compared to December 2003, (iv) prepaid income taxes of $0.2 million and (v) a decrease in accounts payable and accrued expenses of $0.1 million. Inventory and related floor plan liability (trade and non-trade) increased due to dealerships increasing inventory levels in anticipation of increased sales which did not materialize. Total floor plan liability increased more than the increase in inventory due to timing of floor plan payments. Net cash used in investing activities of $1.8 million is due to capital expenditures, primarily the Brattleboro, Vt. building purchased in September 2004 for $1.5 million. Net cash used in financing activities of $0.6 million is due to: (i) principal payments of long-term debt and capital lease obligations of $1.7 million, (ii) the net change (decrease) in non-trade floorplan notes payable of $0.5 million (see operating activities); partially offset by (iii) proceeds from long-term borrowings of $1.4 million and (iv) exercise of warrants of $0.3 million. The long-term borrowings were used to acquire the Brattleboro, Vt. building discussed above.

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

Hometown Auto Retailers, Inc.

April 14, 2006	By:	/s/ Corey E. Shaker
Date:		Corey E. Shaker
President and Chief Executive Officer

April 14, 2006	By:	/s/ Charles F. Schwartz
Date:		Charles F. Schwartz
Chief Financial Officer