Form 10-Q
period 2006-03-31
HOMETOWN AUTO RETAILERS INC
filed 2006-05-15
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding As of May 10, 2006

Common Stock, Class A, par value $.001 per share	3,910,137
Common Stock, Class B, par value $.001 per share	2,579,252

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

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
ASSETS	2006	2005
	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$5,111	$6,453
Accounts receivable, net	5,515	4,330
Inventories, net	34,845	33,542
Prepaid expenses and other current assets	751	568
Deferred and prepaid income taxes	1,039	1,039

Total current assets	47,261	45,932

Property and equipment, net	12,923	13,035
Other assets	4,855	2,919

Total assets	$65,039	$61,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Floor plan notes payable - trade	$5,291	$6,697
Floor plan notes payable - non-trade	28,085	26,265
Accounts payable and accrued expenses	4,304	3,909
Current maturities of long-term debt and capital lease obligations	1,326	5,245
Deferred revenue	243	207

Total current liabilities	39,249	42,323

Long-term debt and capital lease obligations	14,788	7,884
Other long-term liabilities and deferred revenue	102	128

Total liabilities	54,139	50,335

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.001 par value, 12,000,000 shares authorized, 3,910,137 shares issued and outstanding	4	4
Common stock, Class B, $.001 par value, 3,760,000 shares authorized, 2,579,252 shares issued and outstanding	2	2
Additional paid-in capital	29,025	29,022
Accumulated deficit	(18,131)	(17,477)

Total stockholders' equity	10,900	11,551

Total liabilities and stockholders' equity	$65,039	$61,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Three Months Ended March 31,

	2006	2005
		(Restated)

Revenues
New vehicle sales	$26,556	$38,025
Used vehicle sales	15,261	15,560
Parts and service sales	5,233	6,156
Other, net	1,967	2,074

Total revenues	49,017	61,815

Cost of sales
New vehicle	24,761	35,592
Used vehicle	13,697	14,003
Parts and service	2,500	2,865

Total cost of sales	40,958	52,460

Gross profit	8,059	9,355

Selling, general and administrative expenses	7,237	8,009

Income from operations	822	1,346

Interest income	99	70
Interest (expense)	(1,999)	(920)
Other income	3	2
Other (expense)	(20)	-

Pre-tax income (loss)	(1,095)	498
Income tax provision (benefit)	(441)	201

Net income (loss)	$(654)	$297

Earnings (loss) per share, basic	$(0.10)	$0.04

Earnings (loss) per share, diluted	$(0.10)	$0.04

Weighted average shares outstanding, basic	6,489,389	7,086,500
Weighted average shares outstanding, diluted	6,489,389	7,210,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED)
(in thousands)

	Class A		Class B
	Common Stock		Common Stock		Additional			Total
					Paid-in	(Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity

Balance at December 31, 2004 (Restated)	3,870	$4	3,519	$3	$30,017	$(18,769)	$-	$11,255
Net income	-	-	-	-	-	297	-	297
Litigation Settlement	-	-	-	-	-	-	(1,043)	(1,043)

Balance at March 31, 2005 (Restated)	3,870	$4	3,519	$3	$30,017	$(18,472)	$(1,043)	$10,509

Balance at December 31, 2005	3,910	$4	2,579	$2	$29,022	$(17,477)	$-	$11,551
Net (loss)	-	-	-	-	-	(654)	-	(654)
Stock option expense	-	-	-	-	3	-	-	3

Balance at March 31, 2006	3,910	$4	2,579	$2	$29,025	$(18,131)	$-	$10,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months ended March 31,

	2006	2005
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(654)	$297
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	398	335
Loss on sale of fixed assets	19	-
Deferred income taxes	(441)	201
Stock option expense	3	-
Changes in assets and liabilities:
Accounts receivable, net	(1,185)	(1,239)
Inventories, net	(534)	562
Prepaid expenses and other current assets	(183)	(111)
Prepaid taxes	(73)	(32)
Other assets	106	(64)
Floor plan notes payable - trade	(1,406)	(1,679)
Accounts payable and accrued expenses	395	(399)
Deferred revenue - current	36	(82)
Other long-term liabilities and deferred revenue	(26)	(48)

Net cash (used in) operating activities	(3,545)	(2,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(146)	(57)
Proceeds from sale of property and equipment	1	-
Acquisition of Nissan franchise	(2,000)	-

Net cash (used in) investing activities	(2,145)	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from floor plan notes payable - non-trade	36,919	39,637
Payment of floor plan notes payable - non-trade	(35,099)	(37,859)
Principal payments of long-term debt and capital lease obligations	(5,102)	(452)
Proceeds from long-term borrowings	7,630	225

Net cash provided by financing activities	4,348	1,551

Net (decrease) in cash and cash equivalents	(1,342)	(765)
CASH AND CASH EQUIVALENTS, beginning of period	6,453	6,101

CASH AND CASH EQUIVALENTS, end of period	$5,111	$5,336

Cash paid for - Interest	$2,015	$897
Cash paid for - Taxes	$73	$32
Purchases financed by capital lease obligations	$810	$117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Business of Hometown Auto Retailers, Inc. (“Hometown” or the “Company”)

Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 8 franchised dealerships and 1 stand-alone service facility, located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown’s dealerships offer 10 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, Nissan and Toyota.

2.	RESTATEMENT

Subsequent to fiscal year end December 31, 2005, Hometown concluded that the income from certain extended warranty and extended warranty reimbursement insurance policies generated in Connecticut was no longer required to be recognized over the period of the contract. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Effective on July 1, 2003, the Connecticut law applicable to extended warranties was amended to provide that an “extended warranty provider” means a person who issues, makes, provides or offers to provide an extended warranty but that person must also be “contractually obligated to provide service under such extended warranty”. The administrator of the extended warranties sold by Hometown has confirmed that Hometown is not contractually obligated to provide service under the extended warranties that they sell. Therefore Hometown is no longer liable as the “extended warranty provider” under the extended warranties that they sell. Hometown has determined that it is no longer necessary to recognize the commissions that it receives from the sale of such extended warranties over the period of the warranty contract. Accordingly, financial statements for periods prior to December 31, 2005 were restated and are reflected as such within this Form 10Q.

The effect of this restatement was to increase pre-tax income $49,000 for the three months ended March 31, 2005. The after tax effects was to increase net income by $29,000 for the three months ended March 31, 2005. These adjustments did not affect basic and diluted earnings per share for the three months ended March 31, 2005.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At March 31, 2006, Hometown had $268,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2006 (remaining period) - $142,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets. As of March 31, 2006 Hometown has other deferred revenues of $75,000.

The effect of the restatement on the financial statement items affected follows:

	Three months ended March 31, 2005
	Previously Reported	Restated
Statements of Operations:

Other revenues, net	$2,025	$2,074
Total revenues	$61,766	$61,815

Gross profit	$9,306	$9,355

Income from operations	$1,297	$1,346

Pre-tax income	$449	$498
Provision for income taxes	$181	$201
Net income	$268	$297

Earnings per share, basic	$0.04	$0.04

Earnings per share, diluted	$0.04	$0.04

Statements of Cash Flows:

Net income	$268	$297
Deferred income taxes	$181	$201
Deferred revenue - current	$(71)	$(82)
Other long-term liabilities and deferred revenue	$(10)	$(48)
Net cash provided by operating activities	$(2,259)	$(2,259)

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

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the three months ended March 31, 2006 and 2005 (restated), the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 (restated), are unaudited. (See Note 2) The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2005, which are included in Hometown’s filings of its amended annual report on Form 10-K.

The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

Stock-based Compensation

At March 31, 2006, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the “Stock Option Plan”). In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005. As of January 1, 2006, Hometown adopted SFAS 123R using the modified prospective transition method. Accordingly, Hometown’s unaudited consolidated financial statements for prior periods have not been restated to reflect the adoption of SFAS 123R.

For the three months ended March 31, 2006, Hometown recognized approximately $3,000 pre-tax ($1,800 after-tax) of non-cash compensation expense (included in Selling, General and Administrative expense in the 2006 Unaudited Consolidated Statement of Operations) attributable to stock options that vested subsequent to December 31, 2005. No options were granted, exercised or forfeited in 2006. Hometown used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. As of March 31, 2006 there were 23,332 unvested stock options, with related unrecognized compensation cost of $26,000, which will be recognized over a three-year period.

The risk-free interest rate used was from 3.00% - 3.82% and is based on the U.S. Treasury yield curve at the time of the grant. The expected dividend yield used was 0%. The expected term of stock options granted is 5-10 years and is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility used is 75% and is based on historical volatility and other factors impacting the Company.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed.

The Company’s pro forma net income and pro forma earnings per share were as follows:

(in thousands, except per share data)	Three Months Ended March 31, 2005

Net income, as reported	$297
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2)

Pro forma net income	$295

Earnings per share:
Basic, as reported	$0.04
Basic, pro forma	$0.04
Diluted, as reported	$0.04
Diluted, pro forma	$0.04

(1)	All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operations or our financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.

4.	EARNINGS (LOSS) PER SHARE / STOCKHOLDERS EQUITY

“Basic earnings (loss) per share” is computed by dividing net income (loss) by the weighted average common shares outstanding. “Diluted earnings (loss) per share” is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options to purchase approximately 498,000 and 518,000 shares of common stock were outstanding during 2006 and 2005, respectively.

Basic and diluted weighted average shares for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005

Basic, Weighted Average Shares	6,489,389	7,086,500

Common Stock Equivalents	-	124,490

Diluted, Weighted Average Shares	6,489,389	7,210,990

Basic weighted average shares reflect a reduction of 940,000 Class B shares from the settlement of the Vergopia litigation on March 3, 2005.

The common stock equivalents are options whose exercise price is less than the average market price of the common shares during the period. Options to purchase 498,000 shares of Hometown common stock in 2006 were excluded from the calculation of diluted earnings (loss) per share due being anti-dilutive. Options to purchase 238,000 shares of Hometown common stock in 2005 were excluded from the calculation of diluted earnings (loss) per share due to the option prices being greater than the average market price of the common shares.

The basic and diluted income (loss) per share for the three months ended March 31, 2006 and 2005 is $(0.10) and $0.04, respectively.

5. INVENTORIES

New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

(in thousands)	3/31/06	12/31/05

New Vehicles	$25,366	$24,474
Used Vehicles	7,464	7,284
Parts, accessories and other	2,015	1,784

Total Inventories	$34,845	$33,542

The lower of cost or market adjustment was $0.4 million at March 31, 2006 and December 31, 2005.

6. INTANGIBLE ASSETS

As of March 31, 2006 and December 31, 2005, Hometown’s intangible assets consisted of the following:

(in thousands)	3/31/06	12/31/05

Manufacturer franchise rights	$2,000	$-
Deferred finance charges	62	272
Accumulated amortization	(50)	(142)
Franchise fee	10	10
Accumulated amortization	(5)	(5)

Net intangible assets	$2,017	$135

These assets are included in Other Assets in the consolidated financial statements. During the three months ended March 31, 2006, $0.1 million of deferred financing charges was expensed (resulting from a debt refinancing in February 2006, see Note 8) and is included in Selling, General and Administrative expenses in the accompanying Unaudited Consolidated Statements of Operations.

In connection with the acquisition of a Nissan franchise (see Note 8), Hometown recorded $2.0 million as manufacturer franchise rights during the quarter ended March 31, 2006. Hometown has determined these rights have an indefinite life as there are no legal, contractual, economic or other factors that limit its useful life and it is expected to generate cash flows indefinitely due to the historically long lives of manufacturers brand names. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Hometown does not amortize intangible assets that are deemed to have indefinite lives.

Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of an estimate of its fair value with its carrying value. Its fair value is determined by discounting the projected cash flows attributable to the franchise. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss is recognized. At the date of acquisition the fair value of the franchise exceeded the cost of the franchise.

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

8.	NISSAN FRANCHISE ACQUISITION / LONG-TERM DEBT

On February 9, 2006 Hometown completed the acquisition of a Nissan franchise. Pursuant to the terms of the Asset and Franchise Purchase Agreement, Hometown purchased a Nissan sales and service franchise and certain assets including customer lists, certain new parts and accessories, special tools and new vehicle inventory. Hometown did not assume any liabilities. Hometown has accounted for the acquisition using the purchase method. The purchase price was $2.0 million (recorded as franchise rights and included in Other Assets, Note 6) plus approximately $0.1 million for certain special tools and parts and accessories. In addition, Hometown received a credit for holdbacks, floor plan assistance and advertising credits of less than $0.1 million and assumed the new vehicle inventory on hand which was financed under Hometown’s existing floor plan financing with Ford Motor Credit Corporation. A formal appraisal of the assets acquired has not yet been completed. The appraisal will determine an estimate of the fair market value of the assets acquired. Upon completion of the appraisal, the purchase price will be allocated to the assets acquired based on the results of the appraisal and amortized accordingly. The effect of not having an appraisal completed at this time will not have a material effect on the results of operations. Hometown incurred approximately $0.1 million of costs in relation to the acquisition, which was expensed and is included in Selling, General and Administrative expenses in the accompanying Unaudited Consolidated Statement of Operations at March 31, 2006. At March 31, 2006 Hometown has a $40,000 accounts payable to the Shaker Auto Group, a related party, in relation to this transaction. This represents the initial deposit on this transaction.

With regard to the pending Exchange Agreement (see Note 10) with the New England Subsidiaries of Hometown and the stockholders of Hometown in the Shaker Group, the assets acquired under the Asset and Franchise Purchase Agreement were acquired by Hometown Auto Framingham, Inc., one of the New England Subsidiaries and all of the indebtedness relating to the acquisition is in favor of and secured only by the assets of the New England Subsidiaries. Accordingly, in the event that the exchanges are ultimately consummated, it is anticipated that the assets and the indebtedness related thereto will become the sole obligation of the New England Subsidiaries and Hometown will have no interest in the assets and no obligation with respect to the indebtedness incurred in connection with the acquisition of such assets.

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

The prepayment of the real estate mortgage note payable required payment of a “yield maintenance” fee defined generally as the “excess, if any, of the value of all remaining payments, discounted to the prepayment date, over the outstanding loan amount.” The yield maintenance fee was calculated to equal $1.0 million and was expensed to Interest Expense in Hometown’s Consolidated Statement of Operations for the period ended March 31, 2006.

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

The Mortgage Loan is unconditionally guaranteed by the following corporate subsidiaries of Hometown (collectively, the “Corporate Guarantors”): Hometown Auto Framingham, Inc., Family Ford, Inc., Shakers, Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., and by certain shareholders (the “Individual Guarantors”). Hometown has agreed to indemnify the Individual Guarantors in the event that the Exchange Agreement is not consummated. The Mortgage Loan is secured by a first mortgage on real estate and improvements owned by the Borrower at 571 Worcester Road, Framingham, Massachusetts (the “Property”), a first security interest in the Borrower’s and each Corporate Guarantor’s personal property, a collateral assignment of a lease by and between the Borrower and Hometown Auto Framingham, Inc., and a collateral assignment of all leases of real or personal property used in connection with the Property. Furthermore, the Mortgage Loan is “cross-defaulted” and “cross-collateralized” with: (i) the Capital Loan from Lender to Hometown Auto Framingham, Inc. recited below; (ii) a Wholesale Line of Credit made by Lender to Hometown Auto Framingham, Inc. dated March 2, 2001; (iii) a Wholesale Line of Credit made by Lender to Family Ford, Inc. dated February 28, 2001; (iv) a Wholesale Line of Credit made by Lender to Shakers Inc. dated February 28, 2001; (v) a Wholesale Line of Credit made by Lender to Hometown Brattleboro, Inc. dated March 2, 2001; (vi) any and all other loans now or hereafter outstanding made by Lender to Borrower and/or the Guarantors; and (vii) any and all extensions, increases, amendments, renewals and modifications of the foregoing obligations.

The Capital Loan bears interest at a variable rate, equal to 2.50% per annum above the Prime Rate (which as of the closing on the Capital Loan resulted in an effective rate of 10.0%), and is payable in 59 consecutive monthly installments of principal in the amount of $12,500 each commencing on the fifteenth day of the first month following the closing, together with accrued interest, with a final balloon payment due upon maturity five (5) years from the closing date. The Capital Loan was made to Hometown Auto Framingham, Inc. (the “Borrower”) by the Lender and is unconditionally guaranteed by the following corporate subsidiaries of Hometown (collectively, the “Corporate Guarantors”): Bay State Realty Holdings, Inc., Family Ford, Inc., Shakers, Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., and by certain shareholders. The Capital Loan is secured by a first security interest in the Borrower’s and each Corporate Guarantor’s personal property, and is also “cross-defaulted” and “cross-collateralized” with: (i) the Mortgage Loan from Lender to Bay State Realty Holdings, Inc. recited above; (ii) a Wholesale Line of Credit made by Lender to Hometown Auto Framingham, Inc. dated March 2, 2001; (iii) a Wholesale Line of Credit made by Lender to Family Ford, Inc. dated February 28, 2001; (iv) a Wholesale Line of Credit made by Lender to Shakers Inc. dated February 28, 2001; (v) a Wholesale Line of Credit made by Lender to Hometown Brattleboro, Inc. dated March 2, 2001; (vi) any and all other loans now or hereafter outstanding made by Lender to Borrower and/or the Guarantors; and (vii) any and all extensions, increases, amendments, renewals and modifications of the foregoing obligations.

Both the Mortgage Loan and the Capital Loan were made with Lender’s understanding that the Borrowers and the Guarantors would not be prohibited from completing the pending Exchange Agreement. The Borrowers and Corporate Guarantors under the Mortgage Loan and the Capital Loan comprise the New England Subsidiaries (as described in the Exchange Agreement), and Hometown is neither a Borrower nor a Guarantor under either Loan. Accordingly, in the event that the exchanges under the Exchange Agreement are ultimately consummated, it is anticipated that the indebtedness under the Mortgage Loan and the Capital Loan will remain the sole obligation of the New England Subsidiaries and Hometown will have no obligation with respect to the indebtedness under the Mortgage Loan and the Capital Loan.

9.	COMMITMENTS AND CONTINGENCIES

Litigation

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

On July 8, 2005 Hometown issued a press release in which it announced its receipt of notice of the commencement of a lawsuit against Hometown and an indefinite delay in the mailing to Hometown’s stockholders of the Information Statement prepared in connection with the Exchange Agreement announced by Hometown on June 2, 2005. The press release was filed with the Securities and Exchange Commission as part of Hometown’s Form 8-K filed on July 8, 2005. See Note 10 to the unaudited consolidated financial statements.

The complaint was filed on June 30, 2005 in the Court of Chancery of the State of Delaware by Steven N. Bronson, Louis J. Meade and Leonard Hagan against Hometown Auto Retailers, Inc. and its directors, Corey E. Shaker, William C. Muller, Jr., Joseph Shaker, Bernard J. Dzinski, Jr., Steven A. Fournier, H. Dennis Lauzon and Timothy C. Moynihan. Plaintiffs purport to bring the action individually, derivatively and as a class action on behalf of the public stockholders of Hometown’s Class A shares. The plaintiffs allege in their complaint that the directors and controlling stockholders have breached their fiduciary duties to Hometown and the Class A stockholders, have failed to seek a transaction that would maximize value for Hometown and all its stockholders, and have initiated a transaction that is not fair to Hometown and its public stockholders. The plaintiffs seek equitable and monetary relief, including, rescission of the Exchange Agreement, a preliminary and permanent injunction against the Exchange Agreement transactions, a declaration that the defendants have breached their fiduciary duties, a constructive trust on any assets transferred pursuant to the Exchange Agreement transactions, damages for the injury suffered by plaintiffs and the Class as a result of defendants’ breach of fiduciary duties, certification of the action as a class action, and an order requiring defendants to pay attorneys’ fees and expenses to plaintiffs.

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

Hometown records a reserve referred to as “policy” for used vehicle warranties and the labor portion of service warranties based on available historical information. Also included in this reserve are (i) the costs associated with free products or services that may be offered to a retail customer for purposes of maintaining goodwill with that particular service customer or new or used vehicle customer, or (ii) the free products or service may be part of a service maintenance program whereby customers may receive certain services for free if they maintain a certain level of service at the dealership. At March 31, 2006 and December 31, 2005, Hometown has a reserve of $226,000 and $202,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs, including free parts and service, over the last twelve months. While Hometown believes its estimated liability for product warranties and free parts and service is adequate and that the judgment applied is appropriate, the estimated liability for product warranties and free parts and service could differ materially from future actual costs.

Reserve for Policy Work	Balance At Beginning of Year	Additions To Costs and Expenses	Deductions	Balance At End of Quarter

Three Months Ended March 31, 2006	$202,000	$206,000	$(182,000)	$226,000

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

In connection with the transactions, Hometown anticipates that it will secure a term loan of up to $6.5 million, with $5 million to be used for the cash contribution to be made to Shaker Auto Group (as explained above), $1.1 million for financing the split-off costs and associated severance costs, and the $0.4 million balance for working capital for Hometown. As of March 31, 2006, Hometown has incurred approximately $0.5 million of the aforementioned split-off costs, which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown’s Consolidated Statements of Operations for the Year Ended December 31, 2005. Approximately $12,000 of these costs were incurred and expensed in the quarter ending March 31, 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is based on the historical financial statements of Hometown Auto Retailers, Inc. and contains forward-looking statements that involve risks and uncertainties. Hometown's actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, as described under "Risk Factors" as detailed on Hometown’s annual report on Form 10-K for the year ended December 31, 2005.

Restatement

Subsequent to fiscal year end December 31, 2005, Hometown concluded that the income from certain extended warranty and extended warranty reimbursement insurance policies generated in Connecticut was no longer required to be recognized over the period of the contract. Prior to July 1, 2003, Connecticut dealerships were considered to be “extended warranty providers” because they did not qualify for any of the exclusions applicable to the retail seller of the extended warranty. Effective on July 1, 2003, the Connecticut law applicable to extended warranties was amended to provide that an “extended warranty provider” means a person who issues, makes, provides or offers to provide an extended warranty but that person must also be “contractually obligated to provide service under such extended warranty”. The administrator of the extended warranties sold by Hometown has confirmed that Hometown is not contractually obligated to provide service under the extended warranties that they sell. Therefore Hometown is no longer liable as the “extended warranty provider” under the extended warranties that they sell. Hometown has determined that it is no longer necessary to recognize the commissions that it receives from the sale of such extended warranties over the period of the warranty contract. Accordingly, financial statements for periods prior to December 31, 2005 were restated and are reflected as such within this Form 10Q.

The effect of this restatement was to increase pre-tax income $49,000 for the three months ended March 31, 2005. The after tax effects was to increase net income by $29,000 for the three months ended March 31, 2005. These adjustments did not effect basic and diluted earnings per share for the three months ended March 31, 2005.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At March 31, 2006, Hometown had $268,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2006 (remaining period) - $142,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets. As of March 31, 2006 Hometown has other deferred revenues of $75,000.

The effect of the restatement on the financial statement items affected follows:

	Three months ended March 31, 2005
	Previously Reported	Restated
Statements of Operations:

Other revenues, net	$2,025	$2,074
Total revenues	$61,766	$61,815

Gross profit	$9,306	$9,355

Income from operations	$1,297	$1,346

Pre-tax income	$449	$498
Provision for income taxes	$181	$201
Net income	$268	$297

Earnings per share, basic	$0.04	$0.04

Earnings per share, diluted	$0.04	$0.04

Statements of Cash Flows:

Net income	$268	$297
Deferred income taxes	$181	$201
Deferred revenue - current	$(71)	$(82)
Other long-term liabilities and deferred revenue	$(10)	$(48)
Net cash provided by operating activities	$(2,259)	$(2,259)

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

Overview

Hometown sells new and used cars and light trucks, provides maintenance and repair services, sells replacement parts and provides related financing, insurance and service contracts through 8 franchised dealerships and 1 stand-alone service facility located in New Jersey, New York, Connecticut, Massachusetts and Vermont. Hometown’s dealerships offer 10 American and Asian automotive brands including Chevrolet, Chrysler, Dodge, Ford, Jeep, Lincoln, Mazda, Mercury, Nissan and Toyota.

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

We assess the growth of our revenues and gross profit by comparing the year-to-year results of our dealerships that have operated continuously during the periods being compared. During the fourth quarter of 2004, Hometown announced that it had resolved in principal to resolve certain litigation matters, which resulted in the transfer of the Westwood Lincoln Mercury dealership during the second quarter of 2005. This contributes to decreases in sales and gross profit from 2005 to 2006, as well as a decrease in selling, general and administrative expenses. We have segregated this operation in the analysis that follows to allow for a better comparison of the results. Also, during the first quarter of 2006, Hometown replaced a Lincoln Mercury franchise at its Baystate MA dealership with a Nissan franchise that was acquired in February 2006. New and used vehicle retail sales at this dealership were hampered due to the change over from being a Lincoln Mercury dealership to a Nissan dealership in February 2006. Sales were negatively affected for approximately a two-month period; however, it is expected that this change will be beneficial to this dealership due to the strength of the Nissan brand versus the Lincoln Mercury brand. Nissan ranks much higher nationally than Lincoln Mercury with respect to vehicle sales per dealership. Also demographic information indicates the area where the dealership is located is considered more of an import market than a domestic market. Although first quarter 2006 revenues for this dealership were down compared to 2005, Hometown believes this change over will translate into increases in all revenues at this dealership. The results for this dealership are included in same store results for both periods that are compared.

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

Selling, general and administrative expenses (“SG&A”) consist of: compensation and related taxes and benefits, advertising, building costs (rent, utilities, real estate taxes, depreciation), data processing and other operating expenses. A large amount of compensation is variable in that it is commission based and certain significant expenses, such as advertising, are controllable. Hometown also includes certain distribution costs in SG&A, which other similar companies may include in cost of sales. These costs total less than $0.1 million in the three months ended March 31, 2006 and 2005.

Interest expense primarily relates to indebtedness incurred in connection with new and used vehicle inventories. The 2006 period also includes a $1.0 million prepayment penalty associated with a refinancing. See Note 8 to the unaudited consolidated financial statements. Other interest expense consists of all other interest charges on interest bearing debt including capitalized leases.

Three months ended March 31, 2006 compared with three months ended March 31, 2005.

Revenues	For the Three Months Ended
	March 31,		Increase
(in thousands, except per vehicle data)	2006	2005	(Decrease)	% Change

New vehicle data:
Retail revenues - same store	$25,925	$32,249	$(6,324)	(19.6)%
Retail revenues - other stores (1)	-	5,096	(5,096)	*
Total new retail revenues	25,925	37,345	(11,420)	(30.6)%

Fleet revenues - same store	631	680	(49)	(7.2)%
Total new vehicles revenues, as reported	$26,556	$38,025	$(11,469)	(30.2)%

New retail units - same store	1,014	1,254	(240)	(19.1)%
New retail units - other stores (1)	-	142	(142)	*
Fleet units	35	41	(6)	(14.6)%
Total new vehicle units	1,049	1,437	(388)	(27.0)%

Used vehicle data:
Retail revenues - same store	$12,126	$11,647	$479	4.1%
Retail revenues - other stores (1)	-	685	(685)	*
Total used retail revenues	12,126	12,332	(206)	(1.7)%

Wholesale revenues - same store	3,135	3,086	49	1.6%
Wholesale revenues - other stores (1)	-	142	(142)	*
Total wholesale revenues	3,135	3,228	(93)	(2.9)%

Total used vehicle revenue, as reported	$15,261	$15,560	$(299)	(1.9)%

Used retail units - same store	723	698	25	3.6%
Used retail units - other stores (1)	-	39	(39)	*
Used wholesale units - same store	594	669	(75)	(11.2)%
Used wholesale units - other stores (1)	-	24	(24)	*
Total used units	1,317	1,430	(113)	(7.9)%

Parts and service:
Parts and service revenues - same store	$5,233	$5,139	$94	1.8%
Parts and service revenues - other stores (1)	-	1,017	(1,017)	*
Total parts and service revenue	$5,233	$6,156	$(923)	(15.0)%

Other revenues, net:
Other revenues, net - same store	$1,967	$1,977	$(10)	(0.5)%
Other revenues, net - other stores (1)	-	97	(97)	*
Total other revenues, net, as reported	$1,967	$2,074	$(107)	(5.2)%

Total revenue:
Same store	$49,017	$54,778	$(5,761)	(10.5)%
Other stores (1)	-	7,037	(7,037)	*
Total revenue, as reported	$49,017	$61,815	$(12,798)	(20.7)%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005.

* - Percentage is 100% or greater.

The percentages used in the revenues discussion below are from the above table.

Total revenue decreased $12.8 million, or 20.7% to $49.0 million for three months ended March 31, 2006 from $61.8 million for three months ended March 31, 2005. Same store revenues decreased $5.8 million, or 10.5% to $49.0 million for three months ended March 31, 2006 from $54.8 million for three months ended March 31, 2005.

Same store new retail revenues decreased $6.3 million, or 19.6% to $25.9 million for the three months ended March 31, 2006 from $32.2 million for the three months ended March 31, 2005. This decrease was directly attributable to the 19.1% decrease in units ($6.2 million) sold in 2006 compared to 2005. All of Hometown’s dealerships experienced a decrease in unit sales and new retail revenues from 2005 to 2006, with the domestic brands having the largest percentage declines over the prior year. Ford, Lincoln Mercury, Chevrolet and Chrysler unit sales were down from 21% - 41% from 2005 to 2006. These decreases were in line with decreases at non-Hometown dealerships in Hometown’s area, some of which were larger or smaller than Hometown’s declines. Toyota unit sales were down 11%, which contrasted with a small increase at non-Hometown dealerships in Hometown’s area. Hometown’s Toyota dealerships had relied heavily on truck and sport utility vehicle sales, which were hurt as fuel costs have risen. That trend may continue as fuel costs continue to rise. Also one Toyota facility has been adversely affected by not having the Scion vehicle available for sale. Fleet revenues decreased slightly from 2005 levels.

Same store used vehicle retail revenues increased $0.5 million, or 4.1% to $12.1 million for the three months ended March 31, 2006 from $11.6 million for the three months ended March 31, 2005. This increase was primarily attributable to a 3.6% increase in units sold ($0.4 million). The increase in units was primarily due to Hometown’s Chevrolet dealership. This increase is attributable to a change in the dealerships used vehicle management team. Same store wholesale revenues remained constant at $3.1 million for the three months ended March 31, 2006 and 2005. A decrease in units was offset by an increase in average selling price as the wholesale market showed strength in the first quarter of 2006.

Same store parts and service revenues increased $0.1 million or 1.8% to $5.2 million for the three months ended March 31, 2006 from $5.1 million for the three months ended March 31, 2005. The increase was primarily due to the Toyota, Mazda and Nissan dealerships (together totaling $0.2 million) partially offset by decreases at the Lincoln Mercury, Ford, Chevrolet and Chrysler dealerships (together totaling $0.1 million). These are attributable to the dealerships new vehicles revenues over the last few years. Toyota new vehicle sales have been growing for the past few years, which translates into an increase in parts and service revenue, whereas the domestic brands (Lincoln Mercury, Ford, Chevrolet and Chrysler) have had decreasing new car sales, which has been causing a decrease in their service customer base. The Nissan dealership has already experienced an increase in parts and service revenue since changing from a Lincoln Mercury dealership due to a higher amount of Nissan customers in their area. Mazda also experienced an increase primarily due to continuing to build on its service customer base, as the brand has only been sold by Hometown since 1999.

Same store other dealership revenues remained constant at $2.0 million for the three months ended March 31, 2006 and March 31, 2005. A decrease in new vehicle finance revenue (due to a decrease in vehicles sold combined with decreased revenue earned on each financing transaction) was offset by an increase in miscellaneous other revenues.

Gross Profit
	For the Three Months Ended March 31,
			Increase
(in thousands, except per vehicle data)	2006	2005	(Decrease)	% Change

New vehicle data:
Retail gross profit - same store	$1,790	$2,162	$(372)	(17.2)%
Retail gross profit - other stores (1)	-	265	(265)	*
Total new retail gross profit	1,790	2,427	(637)	(26.2)%

Fleet gross profit	5	6	(1)	(16.7)%
Total new vehicles gross profit, as reported	$1,795	$2,433	$(638)	(26.2)%
Gross profit percentage	6.8%	6.4%

New retail units - same store	1,014	1,254	(240)	(19.1)%
New retail units - other stores (1)	-	142	(142)	*
Fleet units	35	41	(6)	(14.6)%
Total new vehicle units	1,049	1,437	(388)	(27.0)%

Used vehicle data:
Retail gross profit - same store	$1,484	$1,334	$150	11.2%
Retail gross profit - other stores (1)	-	52	(52)	*
Total used retail gross profit	1,484	1,386	98	7.1%

Wholesale gross profit - same store	80	157	(77)	(49.0)%
Wholesale gross profit - other stores (1)	-	14	(14)	*
Total wholesale gross profit	80	171	(91)	(53.2)%

Total used vehicle gross profit, as reported	$1,564	$1,557	$7	0.4%
Gross profit percentage	10.2%	10.0%

Used retail units - same store	723	698	25	3.6%
Used retail units - other stores (1)	-	39	(39)	*
Used wholesale units - same store	594	669	(75)	(11.2)%
Used wholesale units - other stores (1)	-	24	(24)	*
Total used units	1,317	1,430	(113)	(7.9)%

Parts and service:
Parts and service gross profit - same store	$2,733	$2,703	$30	1.1%
Parts and service gross profit - other stores (1)	-	588	(588)	*
Total parts and service revenue	$2,733	$3,291	$(558)	(17.0)%
Gross profit percentage	52.2%	53.5%

Other gross profit:
Other gross profit - same store	$1,967	$1,977	$(10)	(0.5)%
Other gross profit - other stores (1)	-	97	(97)	*
Total other gross profit, as reported	$1,967	$2,074	$(107)	(5.2)%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$1,132	$1,013	$120	11.8%
Other gross profit PVR - other stores (1)	-	536	(536)	*
Total other gross profit PVR, as reported	$1,132	$972	$160	16.5%

Total gross profit:
Same store	$8,059	$8,339	$(280)	(3.4)%
Other stores (1)	-	1,016	(1,016)	*
Total gross profit, as reported	$8,059	$9,355	$(1,296)	(13.9)%
Gross profit percentage	16.4%	15.1%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005.

* - Percentage is 100% or greater.

The percentages used in the gross profit discussion below are from the above table.

Total gross profit decreased $1.3 million, or 13.9%, to $8.1 million for the three months ended March 31, 2006, from $9.4 million for the three months ended March 31, 2005. Same store total gross profit decreased $0.2 million, or 3.4% to $8.1 million for the three months ended March 31, 2006, from $8.3 million for the three months ended March 31, 2005. Same store gross profit on new retail vehicle sales decreased $0.4 million, or 17.2%, to $1.8 million for the three months ended March 31, 2006, from $2.2 million for the three months ended March 31, 2005. The decrease in gross profit is directly attributable to a 19.1% decrease in unit sales. Similar to revenues, all of Hometown’s dealerships experienced a decrease in gross profit on new retail vehicle sales from 2005 to 2006; with the domestic brands having the largest percentage declines over the prior year.

Same store gross profit on used vehicle retail sales increased $0.2 million, or 11.2%, to $1.5 million for the three months ended March 31, 2006, from $1.3 million for the three months ended March 31, 2005. The overall increase is attributable to a 3.6% increase in units sold (less than $0.1 million) combined with a 7.4% increase in average gross profit per unit ($0.1 million). The company has been striving to increase the gross profit percentage on used vehicle retail sales, and was able to do so at most Hometown dealerships during the first quarter of 2006 compared to 2005.

Same store parts and service gross profit remained constant at $2.7 million for the three months ended March 31, 2006 and 2005. Similar to revenues, increases at the Toyota, Mazda and Nissan dealerships (together totaling $0.1 million) were partially offset by decreases at the Lincoln Mercury, Ford, and Chrysler dealerships (together totaling $0.1 million). Chevrolet also experienced a small increase in gross profit. The decrease in revenues at the Chevrolet dealership was offset by an increase in gross profit percentage.

Selling, General and Administrative Expenses (“S,G&A”)

S,G&A decreased $0.8 million, or 10.0%, to $7.2 million for the three months ended March 31, 2006 from $8.0 million for the three months ended March 31, 2005. This decrease was primarily attributable to the transfer of the Westwood dealership ($0.9 million) in May 2005. On a same store basis, S,G&A increased $0.1 million, or 1.4%, to $7.2 million for the three months ended March 31, 2006 from $7.1 million for the three months ended March 31, 2005. Reductions in payroll and related costs of $0.1 million (due to decreased gross profit on a same store basis) was offset by the write-off of deferred finance fees of $0.1 million (due to the refinancing of debt, see Note 8), and (i) costs associated with the Nissan franchise acquisition (see Note 8), (ii) Exchange Agreement and related litigation costs (see Notes 9 and 10) and (iii) higher reserves (together totaling $0.1 million).

Interest Expense

Interest expense increased $1.1 million to $2.0 million for the three months ended March 31, 2006 from $0.9 million for the three months ended March 31, 2005. The increase is primarily due to a $1.0 million prepayment penalty associated with a debt refinancing as part of the Nissan acquisition (see Note 8) and an increase in floorplan interest expense (less than $0.1 million) resulting from higher interest rates partially offset by decreased borrowings resulting from one less dealership in 2006 compared to 2005 and lower average inventories at the remaining dealerships.

Income tax provision (benefit)

The effective income tax rate was 40.3% in the quarter ended March 31, 2006 and 40.4% in the same period of 2005. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The rates reflect the expected effective tax rate for the year. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2005.

Net Income (Loss)

Net income decreased $1.0 million to a loss of $0.7 million for the three months ended March 31, 2006, from income of $0.3 million for the three months ended March 31, 2005 primarily due to the $1.0 million prepayment penalty discussed in interest expense above. See above for explanation of other changes.

Earnings (Loss) Per Share, Basic and Diluted and Weighted Average Shares

“Basic earnings (loss) per share” is computed by dividing net income (loss) by the weighted average common shares outstanding. “Diluted earnings (loss) per share” is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. See Note 4 to the unaudited consolidated financial statements.

The basic and diluted income (loss) per share for the three months ended March 31, 2006 and 2005 is $(0.10) and $0.04, respectively.

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

Effects of Inflation

Due to the relatively low levels of inflation experienced in the 2006 and 2005 periods, inflation did not have a significant effect on the results of Hometown during those periods.

Liquidity and Capital Resources

The principal sources of liquidity are cash on hand, cash from operations and floor plan financing.

Cash and Cash Equivalents

Total cash and cash equivalents was $5.1 million and $6.5 million at March 31, 2006 and December 31, 2005, respectively.

Cash Flow from Operations

The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

	Three months ended March 31,
(in thousands)	2006	2005

Net cash (used in) operating activities	$(3,545)	$(2,259)
Net cash (used in) investing activities	(2,145)	(57)
Net cash provided by financing activities	4,348	1,551

Net (decrease) in cash and cash equivalents	$(1,342)	$(765)

For the three months ended March 31, 2006, net cash used in operating activities of $3.5 million primarily consists of: (i) net loss of $0.65 million plus non-cash items of $.02 million (totaling $0.7 million), (ii) an increase in inventory of $0.5 million combined with the decrease in floor plan liability - trade of $1.4 million, (iii) an increase in accounts receivable of $1.2 million, primarily due to an increase in revenues in March 2006 compared to December 2005 and (iv) an increase in prepaids and other current assets of $0.2 million, primarily due to prepayments of insurance and advertising; partially offset by (v) an increase in accounts payable and accrued expenses of $0.4 million, primarily due to a general increase associated with increased sales activity in March 2006 compared to December 2005. Inventory and related floor plan liability (trade and non-trade) increased $0.5 million and $0.4 million, respectively, due to an anticipated increase in sales expected in the second quarter of 2006 compared to the first quarter of 2006. The difference between the two increases is due to the timing of floorplan payoffs. Net cash used in investing activities of $2.1 million is primarily due to the acquisition of the Nissan franchise ($2.0 million, see Note 8 to the unaudited consolidated financial statements) and $0.1 million of miscellaneous capital expenditures, primarily dealership equipment and leasehold improvements. Net cash provided by financing activities of $4.3 million is due to (i) proceeds from long-term borrowings of $7.6 million (primarily used as follows: $2.0 million was used to purchase the Nissan Franchise discussed above, $4.3 million to refinance the Baystate mortgage loan and $1.0 million to pay the prepayment penalty. See Note 8 to the unaudited consolidated financial statements), (ii) the net change (increase) in non-trade floorplan notes payable of $1.8 million (see operating activities discussion above), partially offset by principal payments of long-term debt and capital lease obligations of $5.1 million ($4.3 million of which was to pay off the Baystate loan discussed above which was refinanced with a different bank).

For the three months ended March 31, 2005, net cash used in operating activites of $2.3 million primarily consists of: (i) the decrease in floor plan notes payable - trade of $1.7 million less the decrease in inventory of $0.6 million, (ii) the increase in accounts receivable of $1.2 million, primarily due to an increase in revenues in March 2005 compared to December 2004, (iii) a decrease in accounts payable and accrued expenses of $0.4 million, primarily due to the payment of certain litigation costs, (iv) a decrease in deferred revenues of $0.1 million (see Note 2 to the unaudited consolidated financial statements) and (iv) an increase in prepaid expenses and other assets of $0.2 million, primarily due to prepayments of insurance and deposits made concerning the Exchange Agreement that were expensed in subsequent periods; partially offset by net income of $0.3 million plus non-cash items of $0.5 million (together totaling $0.8 million). The decrease in inventory of $0.6 million would be expected to generate a similar decrease in floor plan notes payable (trade and non-trade); however, due to the timing of floor plan payoffs, floor plan notes payable (trade and non-trade) actually increased $0.1 million. Net cash used in investing activities of $0.1 million is due to capital expenditures. Net cash used in financing activities of $1.6 million is due to (i) the net change (increase) in non-trade floor plan notes payable of $1.8 million (see operating activities) and (ii) proceeds from long-term borrowings of $0.2 million (used to pay for improvements to the corporate office); partially offset by principal payments of long-term debt and capital lease obligations of $0.4 million.

Capital Expenditures

Capital expenditures for fiscal 2006 are expected to be $0.3 million, consisting primarily of equipment purchases and building and leasehold improvements.

Receivables

Hometown had $5.5 million in accounts receivable, net at March 31, 2006 compared to $4.3 million at December 31, 2005. A substantial portion of those receivables, $2.4 million and $1.7 million as of March 31, 2006 and December 31, 2005, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. Of the remaining amount, $1.3 million and $0.9 million as of March 31, 2006 and December 31, 2005, respectively, represents amounts due from manufactures for such items as warranty claims and incentive reimbursements. These categories increased from December 31, 2005 primarily due to a 36% increase in dealerships revenue in the first quarter of 2006 compared to the fourth quarter of 2005. Also, certain receivables due from manufacturers are due on a quarterly basis. Other receivables, net of the allowance for doubtful accounts, increased slightly to $1.3 million at March 31, 2006 from $1.2 million at December 31, 2005, and parts and service receivables were $0.4 million as of both March 31, 2006 and December 31, 2005.

In assessing our allowance for doubtful accounts, we consider historical losses as well as current performance with respect to past due accounts. The allowance for doubtful accounts is $0.2 million at both March 31, 2006 and December 31, 2005.

Inventories

Hometown had $34.8 million in inventories, net at March 31, 2006 compared to $33.5 million at December 31, 2005. The majority of inventory, $25.4 million and $24.5 million as of March 31, 2006 and December 31, 2005, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.4 million at both March 31, 2006 and December 31, 2005.

Floor Plan Financing

See Note 7 to the unaudited consolidated financial statements.

Long-Term Debt and Capital Lease Obligations

See Note 8 to the unaudited consolidated financial statements.

Commitments and Contingencies

See Note 9 to the unaudited consolidated financial statements.

Forward Looking Statement

When used in the amended Quarterly Report on Form 10Q, the words “may”, “will”, “should”, “expect”, “believe”, “anticipate”, “continue”, “estimate”, “project”, “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect Hometown’s future plans of operations, business strategy, results of operations and financial condition. Hometown wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including the ability of Hometown to consummate, and the terms of, acquisitions. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in Hometown’s reports and registration statements filed with the Securities and Exchange Commission (the “Commission”). Hometown disclaims any intent or obligation to update such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts (trade and non-trade) outstanding at March 31, 2006 of $33.4 million, a 1% change in the prime rate would result in a $0.3 million change to annual floor plan interest expense.

At March 31, 2006, Hometown invested $4.3 million of excess cash, of which $0.9 million was invested in money market accounts paying a weighted average interest rate of 4.19% at March 31, 2006, and $3.4 million was invested in a Ford Motor Credit Company cash management account paying interest of 8.50% at March 31, 2006. The cash management account interest rate is tied to the rate charged on Hometown’s floor plan financing arrangement.

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

At March 31, 2006, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 9 - Commitments and Contingencies - Litigation, to the notes to the unaudited consolidated financial statements.

ITEM 1A.	RISK FACTORS

See Hometown’s annual report on Form 10-K for the year ended December 31, 2005 for a description of Risk Factors. There has been no material change in risk factors since that filing.

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

Hometown Auto Retailers, Inc.

May 12, 2006	By:	/s/ Corey E. Shaker
Date		Corey E. Shaker
President and Chief Executive Officer

May 12, 2006	By:	/s/ Charles F. Schwartz
Date		Charles F. Schwartz
Chief Financial Officer