Form 10-Q
period 2006-06-30
HOMETOWN AUTO RETAILERS INC
filed 2006-08-11
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding As of August 8, 2006

Common Stock, Class A, par value $.001 per share	3,910,137
Common Stock, Class B, par value $.001 per share	2,579,252

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Balance Sheets at June 30, 2006 (Unaudited)
	and December 31, 2005 (Audited)	3
	Unaudited Consolidated Statements of Operations for the three
	and six months ended June 30, 2006 and 2005 (Restated)	4
	Unaudited Consolidated Statements of Stockholders’ Equity
	for the three and six months ended June 30, 2006 and 2005 (Restated)	5
	Unaudited Consolidated Statements of Cash Flows for the six months
	ended June 30, 2006 and 2005 (Restated)	6
	Notes to Unaudited Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	35
ITEM 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	36
ITEM 1A.	Risk Factors	36
ITEM 2.	Unregistered Sales Of Equity Securities and Use of Proceeds	36
ITEM 3.	Defaults Upon Senior Securities	36
ITEM 4.	Submission of Matters to a Vote of Security Holders	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	36

SIGNATURES		37

CERTIFICATIONS		38

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

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
ASSETS	2006	2005
	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$5,469	$6,453
Accounts receivable, net	4,498	4,330
Inventories, net	35,845	33,542
Prepaid expenses and other current assets	692	568
Deferred and prepaid income taxes	1,039	1,039

Total current assets	47,543	45,932

Property and equipment, net	12,808	13,035
Other assets	4,843	2,919

Total assets	$65,194	$61,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Floor plan notes payable - trade	$5,215	$6,697
Floor plan notes payable - non-trade	28,612	26,265
Accounts payable and accrued expenses	3,928	3,909
Current maturities of long-term debt and capital lease obligations	1,327	5,245
Deferred revenue	195	207

Total current liabilities	39,277	42,323

Long-term debt and capital lease obligations	14,639	7,884
Other long-term liabilities and deferred revenue	77	128

Total liabilities	53,993	50,335

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 2,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.001 par value, 12,000,000 shares
authorized, 3,910,137 shares issued and outstanding	4	4
Common stock, Class B, $.001 par value, 3,760,000 shares
authorized, 2,579,252 shares issued and outstanding	2	2
Additional paid-in capital	29,028	29,022
Accumulated deficit	(17,833)	(17,477)

Total stockholders' equity	11,201	11,551

Total liabilities and stockholders' equity	$65,194	$61,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005
		(Restated)		(Restated)

Revenues
New vehicle sales	$34,141	$40,645	$60,697	$78,670
Used vehicle sales	15,598	16,921	30,859	32,481
Parts and service sales	5,315	5,909	10,548	12,065
Other, net	1,946	1,879	3,913	3,953

Total revenues	57,000	65,354	106,017	127,169

Cost of sales
New vehicle	31,766	37,911	56,527	73,503
Used vehicle	14,067	15,368	27,764	29,371
Parts and service	2,426	2,648	4,926	5,513

Total cost of sales	48,259	55,927	89,217	108,387

Gross profit	8,741	9,427	16,800	18,782

Selling, general and administrative expenses	7,272	7,699	14,509	15,708

Income from operations	1,469	1,728	2,291	3,074

Interest income	94	59	193	129
Interest (expense)	(1,070)	(924)	(3,069)	(1,844)
Other income	5	589	8	591
Other (expense)	-	-	(20)	-

Pre-tax income (loss)	498	1,452	(597)	1,950
Income tax provision (benefit)	200	579	(241)	780

Net income (loss)	$298	$873	$(356)	$1,170

Earnings (loss) per share, basic	$0.05	$0.14	$(0.05)	$0.17

Earnings (loss) per share, diluted	$0.04	$0.13	$(0.05)	$0.17

Weighted average shares outstanding, basic	6,489,389	6,449,389	6,489,389	6,766,185
Weighted average shares outstanding, diluted	6,646,534	6,584,446	6,489,389	6,895,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock		Additional		Total
					Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2004 (Restated)	3,870	$4	3,519	$3	$30,017	$(18,769)	$11,255
Net income	-	-	-	-	-	1,170	1,170
Litigation Settlement	-	-	(940)	(1)	(1,042)	-	(1,043)

Balance at June 30, 2005 (Restated)	3,870	$4	2,579	$2	$28,975	$(17,599)	$11,382

Balance at December 31, 2005	3,910	$4	2,579	$2	$29,022	$(17,477)	$11,551
Net (loss)	-	-	-	-	-	(356)	(356)
Stock option expense	-	-	-	-	6	-	6

Balance at June 30, 2006	3,910	$4	2,579	$2	$29,028	$(17,833)	$11,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Six Months ended June 30,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(356)	$1,170
Adjustments to reconcile net income (loss) to net cash
provided by operating activities -
Depreciation and amortization	675	657
Loss on sale of fixed assets	20	-
(Gain) on disposal of dealership	-	(587)
Deferred income taxes	(241)	780
Stock option expense	6	-
Changes in assets and liabilities:
Accounts receivable, net	(168)	(540)
Inventories, net	(1,206)	4,977
Prepaid expenses and other current assets	(124)	(377)
Prepaid taxes	(261)	(156)
Other assets	104	36
Floor plan notes payable - trade	(1,482)	(2,278)
Accounts payable and accrued expenses	19	(441)
Deferred revenue - current	(12)	(201)
Other long-term liabilities and deferred revenue	(51)	(97)
Net cash provided by (used in) operating activities	(3,077)	2,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(265)	(91)
Proceeds from sale of property and equipment	1	-
Acquisition of Nissan franchise	(2,000)	-
Net cash (used in) investing activities	(2,264)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from floor plan notes payable - non-trade	83,747	78,932
Payment of floor plan notes payable - non-trade	(81,400)	(82,117)
Principal payments of long-term debt and capital lease obligations	(5,651)	(943)
Proceeds from long-term borrowings	7,661	225
Net cash provided by (used in) financing activities	4,357	(3,903)

Net (decrease) in cash and cash equivalents	(984)	(1,051)
CASH AND CASH EQUIVALENTS, beginning of period	6,453	6,101

CASH AND CASH EQUIVALENTS, end of period	$5,469	$5,050

Cash paid for - Interest	$3,071	$1,891
Cash paid for - Taxes	$261	$156
Purchases financed by capital lease obligations	$1,180	$464

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Cash flow Information:
On May 11, 2005 Hometown transferred certain assets and liabilities to the Vergopia’s resulting in a gain of approximately $587,000 on the transaction. (See Note 15 - Commitments and Contingencies - Litigation to December 31, 2005 Form 10-K.) Hometown received 940,000 shares of Hometown Common Stock valued at $1,043,000 in exchange for Accounts Receivable of $154,000, New Vehicle and Parts Inventory of $6,786,000, Net Property and Equipment of $195,000, Floor Plan Notes Payable - Trade of $6,664,000 and Other Debt of $134,000. Costs of $119,000 are included in the computation of the gain.

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

The effect of this restatement was to increase pre-tax income $64,000 and $113,000 for the three and six months ended June 30, 2005, respectively. The after tax effects was to increase net income by $39,000 and $68,000 for the three and six months ended June 30, 2005, respectively. The effect of these adjustments for the three months ended June 30, 2005 was to increase basic and diluted earnings per share by $0.01 and $0.00, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.01 for the six months ended June 30, 2005.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At June 30, 2006, Hometown had $221,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2006 (remaining period) - $95,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets. As of June 30, 2006 Hometown has other deferred revenues of $50,000.

The effect of the restatement on the financial statement items affected follows:

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$1,815	$1,879	$3,840	$3,953
Total revenues	$65,290	$65,354	$127,056	$127,169

Gross profit	$9,363	$9,427	$18,669	$18,782

Income from operations	$1,664	$1,728	$2,961	$3,074

Pre-tax income	$1,388	$1,452	$1,837	$1,950
Provision for income taxes	$554	$579	$735	$780
Net income	$834	$873	$1,102	$1,170

Earnings per share, basic	$0.13	$0.14	$0.16	$0.17

Earnings per share, diluted	$0.13	$0.13	$0.16	$0.17

Statements of Cash Flows:

Net income			$1,102	$1,170
Deferred income taxes			$735	$780
Deferred revenue - current			$(173)	$(201)
Other long-term liabilities and deferred revenue			$(12)	$(97)
Net cash provided by operating activities			$2,943	$2,943

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 (restated), the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 (restated), are unaudited. (See Note 2) The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock-based Compensation

At June 30, 2006, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the “Stock Option Plan”). In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005. As of January 1, 2006, Hometown adopted SFAS 123R using the modified prospective transition method. Accordingly, Hometown’s unaudited consolidated financial statements for prior periods have not been restated to reflect the adoption of SFAS 123R.

For the three and six months ended June 30, 2006, Hometown recognized approximately $3,000 and $6,000 pre-tax, respectively ($1,800 and $3,000 after-tax, respectively) of non-cash compensation expense (included in Selling, General and Administrative expense in the 2006 Unaudited Consolidated Statement of Operations) attributable to stock options that vested subsequent to December 31, 2005. Hometown used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. As of June 30, 2006 there was $20,000 of total unrecognized compensation cost related to non-vested stock options, which will be recognized over a three-year period.

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

A summary of stock option transactions is as follows for the six months ended June 30, 2006.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	497,500	$1.03	2.50
Options granted	-	-
Exercised	-	-
Canceled	(220,000)	$1.63
Options outstanding at June 30, 2006	277,500	$0.56	3.52	$106,894
Options exercisable at June 30, 2006	264,167	$0.53	3.25	$93,609

A summary of non-vested stock option transactions is as follows for the six months ended June 30, 2006.

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested stock options at December 31, 2005	39,999	$0.67
Options granted	-	-
Vested	(25,833)	$0.50
Canceled	(833)	$0.67
Non-vested stock options at June 30, 2006	13,333	$1.01

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed.

The Company’s pro forma net income and pro forma earnings per share were as follows:
	Three Months	Six Months
	Ended June 30,	Ended June 30,
(in thousands, except per share data)	2005	2005

Net income, as reported	$873	$1,170
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2)	(5)
Pro forma net income	$871	$1,165

Earnings per share:
Basic, as reported	$0.14	$0.17
Basic, pro forma	$0.14	$0.17

Diluted, as reported	$0.13	$0.17
Diluted, pro forma	$0.13	$0.17

(1)	All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

4. EARNINGS (LOSS) PER SHARE / STOCKHOLDERS EQUITY

“Basic earnings (loss) per share” is computed by dividing net income (loss) by the weighted average common shares outstanding. “Diluted earnings (loss) per share” is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options to purchase approximately 278,000 and 538,000 shares of common stock were outstanding as of June 30 2006 and 2005, respectively.

Basic and diluted weighted average shares for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Basic, Weighted Average Shares	6,489,389	6,449,389	6,489,389	6,766,185

Common Stock Equivalents	157,145	135,057	-	129,802
Diluted, Weighted Average Shares	6,646,534	6,584,446	6,489,389	6,895,987

Basic weighted average shares reflect a reduction of 940,000 Class B shares from the settlement of the Vergopia litigation on March 3, 2005. These shares have been cancelled as of May 13, 2005. Also, the three and six months ended June 30, 2005 includes a gain on the transfer of the Westwood dealership of $587,000.

The common stock equivalents are options whose exercise price is less than the average market price of the common shares during the period. For the three months ended June 30, 2006, no options were excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2006, all options were excluded from the calculation of diluted earnings per share due to being anti-dilutive. For the three and six months ended June 30, 2005, options to purchase 217,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the option prices being greater than the average market price of the common shares during the period.

The basic and diluted income per share for the three months ended June 30, 2006 is $0.05 and $0.04, respectively. The basic and diluted income per share for the three months ended June 30, 2005 is $0.14 and $0.13 respectively. The basic and diluted income (loss) per share for the six months ended June 30, 2006 and 2005 is $(0.05) and $0.17, respectively.

5. INVENTORIES

New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

(in thousands)	6/30/06	12/31/05

New Vehicles	$25,613	$24,474
Used Vehicles	8,160	7,284
Parts, accessories and other	2,072	1,784

Total Inventories	$35,845	$33,542

The lower of cost or market adjustment was $0.4 million at June 30, 2006 and December 31, 2005.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2006 and December 31, 2005, Hometown’s intangible assets consisted of the following:

(in thousands)	6/30/06	12/31/05

Goodwill	$1,438	$-
Manufacturer franchise rights	562	-
Deferred finance charges	62	272
Accumulated amortization	(52)	(142)
Franchise fee	10	10
Accumulated amortization	(6)	(5)

Net intangible assets	$2,014	$135

These assets are included in Other Assets in the consolidated financial statements. During the first quarter of 2006, $0.1 million of deferred financing charges was expensed (resulting from a debt refinancing in February 2006, see Note 8) and is included in Selling, General and Administrative expenses in the accompanying Unaudited Consolidated Statements of Operations for the six months ended June 30, 2006.

In connection with the acquisition of a Nissan franchise (see Note 8), a formal appraisal of the assets acquired was completed. Based on this appraisal, Hometown recorded $1.4 million as goodwill and $0.6 million as manufacturer franchise rights. Goodwill represents the excess cost of the business acquired over the fair market value of the identifiable net assets.

Hometown has determined the manufacturer franchise rights have an indefinite life as there are no legal, contractual, economic or other factors that limit its useful life and it is expected to generate cash flows indefinitely due to the historically long lives of manufacturers brand names. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Hometown does not amortize intangible assets that are deemed to have indefinite lives.

Intangible assets are reviewed for impairment on an annual basis or more often if circumstances indicate that impairment may have occurred. According to the criteria under SFAS 142, it has been determined that Hometown is a single reporting unit. Goodwill impairment is assessed through comparison of an estimate of its fair value with its carrying value. Fair value is determined by using a discounted cash flow approach.

Franchise rights impairment is assessed through a comparison of an estimate of its fair value with its carrying value. Its fair value is determined by discounting the projected cash flows attributable to the franchise. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss is recognized.

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

8. NISSAN FRANCHISE ACQUISITION / LONG-TERM DEBT

On February 9, 2006 Hometown completed the acquisition of a Nissan franchise. Pursuant to the terms of the Asset and Franchise Purchase Agreement, Hometown purchased a Nissan sales and service franchise and certain assets including certain new parts and accessories, special tools and new vehicle inventory. Hometown did not assume any liabilities. Hometown has accounted for the acquisition using the purchase method. The purchase price was $2.0 million (recorded as goodwill of $1,437,500 and franchise rights of $562,500 and is included in Other Assets, Note 6) plus approximately $0.1 million for certain special tools and parts and accessories. In addition, Hometown received a credit for holdbacks, floor plan assistance and advertising credits of less than $0.1 million and assumed the new vehicle inventory on hand which was financed under Hometown’s existing floor plan financing with Ford Motor Credit Corporation. A formal appraisal of the assets acquired was completed which determined the allocation of the purchase price to the assets acquired.

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

The prepayment of the real estate mortgage note payable required payment of a “yield maintenance” fee defined generally as the “excess, if any, of the value of all remaining payments, discounted to the prepayment date, over the outstanding loan amount.” The yield maintenance fee was calculated to equal $1.0 million and was expensed in the first quarter of 2006 to Interest Expense in Hometown’s Consolidated Statement of Operations.

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

9.  COMMITMENTS AND CONTINGENCIES

Litigation

Hometown Auto Retailers, Inc. d/b/a Muller Toyota, Inc. was named as one of about 1,667 defendants in a complaint filed by Maryann Cerbo, et. al. in the Superior Court of New Jersey in Bergen County and allegedly served upon Hometown on December 30, 2004.  The action was brought on behalf of about 111 named plaintiffs and purportedly on behalf of a class of individuals and companies who purchased or leased a motor vehicle from the defendants. Plaintiffs contended that the defendants (a) "overcharged" for registration and/or title fees; (b) failed to properly itemize documentary costs and governmental costs; (c) charged grossly excessive documentary fees not reasonably related to costs; and (d) failed to disclose that the defendants are not required to perform certain documentary services.  Plaintiffs attempted to name as defendants all franchised automobile dealers in the State of New Jersey, as well as a large assortment of other persons and entities.  There were no allegations that Hometown ever performed any services for any of the named plaintiffs.  Hometown has accepted a settlement offer by the class which provides for a payment of legal fees to plaintiffs' counsel (presently anticipated to be $18,000 as per the settlement offer) and the refunding to any consumers that file a valid claim with the Settlement Administrator that they were "overcharged."  The settlement has not yet been approved and the "fairness hearing" by the Court is scheduled for August 11, 2006.  Hometown does not believe that the payments to be made as part of the settlement of this case, if approved by the Court, will have a material adverse effect upon Hometown’s consolidated financial position or results of operations.

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

Following the filing of the lawsuit, the parties engaged in negotiations to resolve the matter. In order to avoid the expense and uncertainty of litigation, the parties negotiated a settlement. Under the terms of a Stipulation and Agreement of Compromise, Settlement and Release dated June 7, 2006 (the “Settlement Agreement”), Hometown agreed, among other things, to enter into a merger (the “Merger”) pursuant to which: (a) a newly-formed corporation called Hometown Acquisition Corporation (“Newco”) will be merged with and into Hometown; (b) the stockholders of Hometown other than the members of the Shaker Group and the Muller Group (as defined in Note 10 below) (the “Public Stockholders”) will receive $2.40 in cash (reduced by certain legal fees) for each share of Hometown’s Class A Common Stock which they own; and (c) the Public Stockholders will receive a per share cash payment equal to the excess, if any, of $2.40 (reduced by certain legal fees) over the exercise price per share of any options to acquire shares of Class A Common Stock which they own. The Settlement Agreement is subject to certain conditions as described in the Form 8-K filed with the Securities and Exchange Commission on June 7, 2006, and in the press release attached to the Form 8-K filed with the Securities and Exchange Commission on June 8, 2006.

The Court of Chancery approved the Settlement Agreement on July 27, 2006. The Court also awarded plaintiffs’ counsel attorneys’ fees and expenses in the amount of $300,000. Accordingly, if the Merger is consummated, the Public Stockholders will receive approximately $2.30 per share.

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

Hometown records a reserve referred to as “policy” for used vehicle warranties and the labor portion of service warranties based on available historical information. Also included in this reserve are (i) the costs associated with free products or services that may be offered to a retail customer for purposes of maintaining goodwill with that particular service customer or new or used vehicle customer, or (ii) the free products or service may be part of a service maintenance program whereby customers may receive certain services for free if they maintain a certain level of service at the dealership. At June 30, 2006 and December 31, 2005, Hometown has a reserve of $233,000 and $202,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs, including free parts and service, over the last twelve months. While Hometown believes its estimated liability for product warranties and free parts and service is adequate and that the judgment applied is appropriate, the estimated liability for product warranties and free parts and service could differ materially from future actual costs.

Reserve for Policy Work	Balance At Beginning of Year	Additions To Costs and Expenses	Deductions	Balance At End of Quarter

Three Months Ended June 30, 2006	$202,000	$428,000	$(397,000)	$233,000

Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales prior to July 1, 2003 in Connecticut dealerships discussed in Note 2.

Franchise Agreements

Toyota Motor Sales, U.S.A., Inc. has extended Hometown’s current Toyota Dealer Agreement on a periodic basis since March of 2003. The most recent extension was for a period of three months through November 18, 2006. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit’s financing terms upon the Toyota dealerships and the existing litigation, which has now been settled. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota’s requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown’s Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2005 had combined revenues of $104.0 million and pre-tax income before allocation of corporate costs of $2.4 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships and that it has undertaken reasonable steps to alleviate the concerns expressed by Toyota. However, there can be no assurance that Toyota will enter into a new dealer agreement with Hometown and Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

10.  MERGER AND EXCHANGE

On June 2, 2005 Hometown entered into an Exchange Agreement with the New England Subsidiaries of Hometown (as described below) and the stockholders of Hometown in the Shaker Group (as described below). The Exchange Agreement was also approved by the written consent of stockholders owning a majority of the voting power of the shares of stock of Hometown.

Pursuant to the Exchange Agreement, Hometown will organize a new corporation to be called Shaker Auto Group, Inc. (“Shaker Auto Group”). Hometown will then transfer to Shaker Auto Group all of the shares of stock of the New England Subsidiaries, plus $5 million in cash (subject to adjustment for fluctuations in the value of certain assets and liabilities of the New England Subsidiaries) in exchange for all of the outstanding shares of stock of Shaker Auto Group. Immediately following this transfer, Hometown will transfer all of the outstanding shares of stock of Shaker Auto Group to the Shaker Group in exchange for all of their shares of stock of Hometown. These transactions are referred to as the “Exchanges”.

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

The automobile franchises operated by the New England subsidiaries include:
•	Bay State Lincoln Mercury (Framingham, Mass.),
•	Hometown Nissan (Framingham, Mass.),
•	Brattleboro Chrysler Jeep Dodge (Brattleboro, Vt.),
•	Family Ford (Waterbury, Conn.),
•	Shaker’s Lincoln Mercury (Watertown, Conn.),
•	Wellesley Mazda (Wellesley, Mass.),
•	Shaker’s Auto Care (Naugatuck, Conn.).

The New England subsidiaries also include the following real estate holding companies:
•	Baystate Realty (Framingham, Mass.), and
•	Brattleboro Realty (Brattleboro, Vt.).

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

On June 2, 2005, Hometown issued a press release describing the general terms of the proposed Exchanges and disclosing the approval of the Exchanges by the Board of Directors and by a majority of the voting power to the Company’s Common Stock. The press release and the Exchange Agreement were filed with the Securities and Exchange Commission, as part of the Company’s Form 8-K filed on June 2, 2005.

On June 17, 2005, Hometown filed a Preliminary Schedule 14C Information Statement (“Information Statement”) with the Securities and Exchange Commission which describes the proposed Exchanges. The Preliminary Schedule 14C Information Statement included the disclosure that the members of the Board of Directors of the Company were sent a letter dated June 14, 2005 signed by Steven Bronson, Louis J. Meade and Leonard Hagan, which letter was included in an amendment to a Schedule 13D filed by Steven Bronson with the Securities and Exchange Commission on June 15, 2005. In the letter, Messrs. Bronson, Meade and Hagan (the “Holders”) stated that they own an aggregate of 16.31% of Hometown’s Class A Common Stock. In the letter, the Holders also stated their belief that the Exchanges will have a material adverse effect on Hometown and the shareholders who are not parties to the Exchanges, and are not in the best interests of Hometown and its shareholders. They further stated their belief that the Exchanges violate the Board’s statutory and common law fiduciary duties and demand that Hometown abandon the Exchanges, that the Board appoint a new Compensation Committee, that the President of Hometown resign, that the Board appoint a Special Committee to explore all options for maximizing shareholder value, including conversion of Hometown’s Class B Common Stock into Class A Common Stock, that provision be made for minority shareholder representation on the Board, and that the Shaker Group reimburse Hometown for its costs in pursuing the Exchanges.

On July 8, 2005 Hometown issued a press release in which it announced (a) its receipt of notice of the lawsuit which is described above, see Note 9 - “Litigation”, in which the plaintiffs seek equitable and monetary relief, including rescission of the Exchange Agreement, and (b) an indefinite delay in the mailing of the Information Statement to Hometown’s stockholders. The press release was also filed with the Securities and Exchange Commission, as part of Hometown’s Form 8-K filed on July 8, 2005.

Following the filing of the lawsuit, the parties engaged in negotiations to resolve the lawsuit and entered into the Settlement Agreement on June 7, 2006. Under the terms of the Settlement Agreement, Hometown agreed, among other things, to enter into a merger between Hometown and Newco, a newly-organized corporation, (the “Merger”) pursuant to which the Public Stockholders will receive $2.40 in cash (reduced by certain legal fees) for each share of Hometown’s Class A Common Stock which they own. The Court of Chancery approved the Settlement Agreement on July 27, 2006. The Court also awarded plaintiffs’ counsel attorneys’ fees and expenses in the amount of $300,000. Accordingly, if the Merger is consummated, the Public Stockholders will receive approximately $2.30 per share. See Note 9 - “Litigation”.

The consummation of the Merger and the Exchanges is subject to various conditions and contingencies, including that holders of not more than seven percent (7%) of Hometown’s Class A Common Stock exercise their dissenters’ rights in connection with the Merger, that Hometown’s manufacturers approve the transfer of the automobile franchises to Shaker Auto Group, and that Hometown’s various lenders approve the release of Hometown from certain liabilities and approve the assumption of certain liabilities by Shaker Auto Group.

Immediately following the consummation of the Merger and the Exchanges, the Shaker Group will be the owners of Shaker Auto Group and the New England Subsidiaries and will no longer have any interest in Hometown, and Hometown will no longer have any interest in Shaker Auto Group or any of the New England Subsidiaries. In addition, the Muller Group will hold 367,500 shares of Class A Common Stock and 776,752 shares of Class B Common Stock, representing 100% of the issued and outstanding share of common stock of Hometown. [Note: Hometown Class B Common Stock has 10 for 1 voting rights versus Class A Common Stock, which are voted on a 1 to 1 basis.]

In order to consummate the Merger and the Exchanges, the Company anticipates that it will borrow up to $9.5 million from a lender. Of the proceeds of the loan, it is anticipated that: (a) $7.0 million will be used to purchase the outstanding shares of Class A Common Stock and the options to acquire shares of Class A Common Stock from the Public Stockholders in connection with the Merger; and (b) $2.5 million will be used toward the required $5.0 million cash contribution to Shaker Auto Group in connection with the Exchanges. The additional $2.5 million required cash contribution to Shaker Auto Group and expected additional split-off costs and associated severance costs of $0.5 million will be paid out of existing Hometown cash on hand.

As of June 30, 2006, Hometown has incurred approximately $0.7 million in costs related to the Exchanges and related lawsuit (see Note 9 - Litigation), which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown’s Consolidated Statements of Operations. Approximately $75,000 of these costs were incurred and expensed in the six months ending June 30, 2006, with the remainder in the year ending December 31, 2005.

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

The effect of this restatement was to increase pre-tax income $64,000 and $113,000 for the three and six months ended June 30, 2005, respectively. The after tax effects was to increase net income by $39,000 and $68,000 for the three and six months ended June 30, 2005, respectively. The effect of these adjustments for the three months ended June 30, 2005 was to increase basic and diluted earnings per share by $0.01 and $0.00, respectively. The effect of these adjustments was to increase basic and diluted earnings per share by $0.01 for the six months ended June 30, 2005.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At June 30, 2006, Hometown had $221,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2006 (remaining period) - $95,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets. As of June 30, 2006 Hometown has other deferred revenues of $50,000.

The effect of the restatement on the financial statement items affected follows:

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$1,815	$1,879	$3,840	$3,953
Total revenues	$65,290	$65,354	$127,056	$127,169

Gross profit	$9,363	$9,427	$18,669	$18,782

Income from operations	$1,664	$1,728	$2,961	$3,074

Pre-tax income	$1,388	$1,452	$1,837	$1,950
Provision for income taxes	$554	$579	$735	$780
Net income	$834	$873	$1,102	$1,170

Earnings per share, basic	$0.13	$0.14	$0.16	$0.17

Earnings per share, diluted	$0.13	$0.13	$0.16	$0.17

Statements of Cash Flows:

Net income			$1,102	$1,170
Deferred income taxes			$735	$780
Deferred revenue - current			$(173)	$(201)
Other long-term liabilities and deferred revenue			$(12)	$(97)
Net cash provided by operating activities			$2,943	$2,943

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

We assess the growth of our revenues and gross profit by comparing the year-to-year results of our dealerships that have operated continuously during the periods being compared. During the fourth quarter of 2004, Hometown announced that it had resolved in principal to resolve certain litigation matters, which resulted in the transfer of the Westwood Lincoln Mercury dealership during the second quarter of 2005. This contributes to decreases in sales and gross profit from 2005 to 2006, as well as a decrease in selling, general and administrative expenses. We have segregated this operation in the analysis that follows to allow for a better comparison of the results. Also, during the first quarter of 2006, Hometown replaced a Lincoln Mercury franchise at its Baystate, MA dealership with a Nissan franchise that was acquired in February 2006. New and used vehicle retail sales at this dealership were hampered due to the change over from being a Lincoln Mercury dealership to a Nissan dealership in February 2006. Sales were negatively affected for approximately a two-month period; however, it is expected that this change will be beneficial to this dealership due to the strength of the Nissan brand versus the Lincoln Mercury brand. Nissan ranks much higher nationally than Lincoln Mercury with respect to vehicle sales per dealership. Also demographic information indicates the area where the dealership is located is considered more of an import market than a domestic market. Hometown believes this change will translate into increases in all revenues at this dealership along with increased profits. The results for this dealership are included in same store results for both periods that are compared. Nissan results for the store will be compared to the Lincoln Mercury results for the period being discussed.

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

Selling, general and administrative expenses (“SG&A”) consist of: compensation and related taxes and benefits, advertising, building costs (rent, utilities, real estate taxes, depreciation), data processing and other operating expenses. A large amount of compensation is variable in that it is commission based and certain significant expenses, such as advertising, are controllable. Hometown also includes certain distribution costs in SG&A, which other similar companies may include in cost of sales. These costs total $0.1 million in the three months ended June 30, 2006 and 2005, and $0.2 million and $0.1 million in the six months ended June 30, 2006 and 2005, respectively.

Interest expense primarily relates to indebtedness incurred in connection with new and used vehicle inventories. The 2006 period also includes a $1.0 million prepayment penalty associated with a refinancing. See Note 8 to the unaudited consolidated financial statements. Other interest expense consists of all other interest charges on interest bearing debt including mortgage obligations and capitalized leases.

Three months ended June 30, 2006 compared with three months ended June 30, 2005.

Revenues	For the Three Months Ended
	June 30,		Increase%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

New vehicle data:
Retail revenues - same store	$32,504	$35,706	$(3,202)	(9.0)%
Retail revenues - other stores (1)	-	3,926	(3,926)	*
Total new retail revenues	32,504	39,632	(7,128)	(18.0)%

Fleet revenues - same store	1,637	1,013	624	61.6%
Total new vehicles revenues, as reported	$34,141	$40,645	$(6,504)	(16.0)%

New retail units - same store	1,316	1,384	(68)	(4.9)%
New retail units - other stores (1)	-	103	(103)	*
Fleet units	71	53	18	34.0%
Total new vehicle units	1,387	1,540	(153)	(9.9)%

Used vehicle data:
Retail revenues - same store	$11,485	$12,383	$(898)	(7.3)%
Retail revenues - other stores (1)	-	104	(104)	*
Total used retail revenues	11,485	12,487	(1,002)	(8.0)%

Wholesale revenues - same store	4,113	4,157	(44)	(1.1)%
Wholesale revenues - other stores (1)	-	277	(277)	*
Total wholesale revenues	4,113	4,434	(321)	(7.2)%

Total used vehicle revenue, as reported	$15,598	$16,921	$(1,323)	(7.8)%

Used retail units - same store	710	751	(41)	(5.5)%
Used retail units - other stores (1)	-	6	(6)	*
Used wholesale units - same store	765	911	(146)	(16.0)%
Used wholesale units - other stores (1)	-	35	(35)	*
Total used units	1,475	1,703	(228)	(13.4)%

Parts and service:
Parts and service revenues - same store	$5,315	$5,420	$(105)	(1.9)%
Parts and service revenues - other stores (1)	-	489	(489)	*
Total parts and service revenue	$5,315	$5,909	$(594)	(10.1)%

Other revenues, net:
Other revenues, net - same store	$1,946	$1,858	$88	4.7%
Other revenues, net - other stores (1)	-	21	(21)	*
Total other revenues, net, as reported	$1,946	$1,879	$67	3.6%

Total revenue:
Same store	$57,000	$60,537	$(3,537)	(5.8)%
Other stores (1)	-	4,817	(4,817)	*
Total revenue, as reported	$57,000	$65,354	$(8,354)	(12.8)%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005.

* - Percentage is 100% or greater.

The percentages used in the revenues discussion below are from the above table.

Total revenue decreased $8.4 million, or 12.8% to $57.0 million for three months ended June 30, 2006 from $65.4 million for three months ended June 30, 2005. Same store revenues decreased $3.5 million, or 5.8% to $57.0 million for three months ended June 30, 2006 from $60.5 million for three months ended June 30, 2005.

Same store new retail revenues decreased $3.2 million, or 9.0% to $32.5 million for the three months ended June 30, 2006 from $35.7 million for the three months ended June 30, 2005. This decrease was attributable to both the 4.9% decrease in units ($1.8 million) sold in 2006 compared to 2005 combined with a 4.3% decrease in average revenue per unit sold ($1.4 million) in 2006 compared to 2005. The unit decrease is due to a drop off in truck sales during the 2006 period, which in turn contributed to the decrease in the average revenue per unit. This is consistent with national trends. Buyers have been opting for higher gas mileage vehicles and have been buying fewer trucks, which include more expensive sport utility vehicles. Many of Hometown’s domestic dealerships experienced a decrease in unit sales and new retail revenues from 2005 to 2006. Ford, Chrysler and Chevrolet unit sales were down from 8% - 39% from 2005 to 2006. These decreases were in line with decreases at non-Hometown dealerships in Hometown’s area, some of which were larger or smaller than Hometown’s declines. Chevrolet was benefited in 2005 with an employee-pricing program, which caused in increase in unit sales during the 2005 period. Chevrolet did not offer this program during the 2006 period. The Nissan dealership experienced a doubling of unit sales compared to its predecessor Lincoln Mercury dealership. Toyota unit sales were up nearly 3%, which is similar to non-Hometown dealerships in Hometown’s area. Also one Toyota facility has been adversely affected by not having the Scion vehicle available for sale. Fleet revenues increased from 2005 levels, but does not contribute significantly to profits.

Same store used vehicle retail revenues decreased $0.9 million, or 7.3% to $11.5 million for the three months ended June 30, 2006 from $12.4 million for the three months ended June 30, 2005. This decrease was primarily attributable to a 5.5% decrease in units sold ($0.7 million) and was primarily due to decreases at the remaining Lincoln Mercury dealership which experienced a large drop off in traffic in the store. Same store wholesale revenues decreased less than $0.1 million, or 1.1% to $4.1 million for the three months ended June 30, 2006 from $4.2 million for the three months ended June 30, 2005. A decrease in units was offset by an increase in average selling price. The increase in average selling price for wholesale units is also a function of the retail sales unit volume, which is down over the prior year and is even lower than historical levels. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices.

Same store parts and service revenues decreased $0.1 million or 1.9% to $5.3 million for the three months ended June 30, 2006 from $5.4 million for the three months ended June 30, 2005. The decrease was primarily due to the Toyota ($0.1 million), Lincoln Mercury ($0.1 million), Chevrolet, Ford and Chrysler (together totaling $0.1 million) partially offset by an increase at the Nissan and Mazda dealerships (together totaling $0.2 million). The decrease at the Toyota dealers is partially attributable to certain large service sales in 2005 that did not occur again in 2006. The domestic brands (Lincoln Mercury, Chevrolet, Ford and Chrysler) have had decreasing new car sales, which has been causing a decrease in their service customer base. The Nissan dealership has experienced an increase in parts and service revenue since changing from a Lincoln Mercury dealership due to a higher amount of Nissan customers in their area. Mazda also experienced an increase primarily due to continuing to build on its service customer base, as the brand has only been sold by Hometown since 1999.

Same store other dealership revenues increased slightly (less than $0.1 million) remaining at $1.9 million for the three months ended June 30, 2006 and June 30, 2005. A decrease in new vehicle finance revenue (due to a decrease in vehicles sold combined with decreased revenue earned on each financing transaction) was offset by an increase in extended warranty revenues and miscellaneous other revenues.

Gross Profit	For the Three Months Ended
	June 30,		Increase%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

New vehicle data:
Retail gross profit - same store	$2,363	$2,526	$(163)	(6.5)%
Retail gross profit - other stores (1)	-	199	(199)	*
Total new retail gross profit	2,363	2,725	(362)	(13.3)%

Fleet gross profit	12	9	3	33.3%
Total new vehicles gross profit, as reported	$2,375	$2,734	$(359)	(13.1)%
Gross profit percentage	7.0%	6.7%

New retail units - same store	1,316	1,384	(68)	(4.9)%
New retail units - other stores (1)	-	103	(103)	*
Fleet units	71	53	18	34.0%
Total new vehicle units	1,387	1,540	(153)	(9.9)%

Used vehicle data:
Retail gross profit - same store	$1,478	$1,384	$94	6.8%
Retail gross profit - other stores (1)	-	54	(54)	*
Total used retail gross profit	1,478	1,438	40	2.8%

Wholesale gross profit - same store	53	135	(82)	(60.7)%
Wholesale gross profit - other stores (1)	-	(20)	20	*
Total wholesale gross profit	53	115	(62)	(53.9)%

Total used vehicle gross profit, as reported	$1,531	$1,553	$(22)	(1.4)%
Gross profit percentage	9.8%	9.2%

Used retail units - same store	710	751	(41)	(5.5)%
Used retail units - other stores (1)	-	6	(6)	*
Used wholesale units - same store	765	911	(146)	(16.0)%
Used wholesale units - other stores (1)	-	35	(35)	*
Total used units	1,475	1,703	(228)	(13.4)%

Parts and service:
Parts and service gross profit - same store	$2,889	$2,987	$(98)	(3.3)%
Parts and service gross profit - other stores (1)	-	274	(274)	*
Total parts and service revenue	$2,889	$3,261	$(372)	(11.4)%
Gross profit percentage	54.4%	55.2%

Other gross profit:
Other gross profit - same store	$1,946	$1,858	$88	4.7%
Other gross profit - other stores (1)	-	21	(21)	*
Total other gross profit, as reported	$1,946	$1,879	$67	3.6%
Gross profit percentage	100.0%	100.0%

Gross Profit -(continued)	For the Three Months Ended
	June 30,		Increase%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

Other gross profit PVR - same store	$961	$870	$90	10.4%
Other gross profit PVR - other stores (1)	-	193	(193)	*
Total other gross profit PVR, as reported	$961	$837	$123	14.7%

Total gross profit:
Same store	$8,741	$8,899	$(158)	(1.8)%
Other stores (1)	-	528	(528)	*
Total gross profit, as reported	$8,741	$9,427	$(686)	(7.3)%
Gross profit percentage	15.3%	14.4%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005.

* - Percentage is 100% or greater.

The percentages used in the gross profit discussion below are from the above table.

Total gross profit decreased $0.7 million, or 7.3%, to $8.7 million for the three months ended June 30, 2006, from $9.4 million for the three months ended June 30, 2005. Same store total gross profit decreased $0.2 million, or 1.8% to $8.7 million for the three months ended June 30, 2006, from $8.9 million for the three months ended June 30, 2005. Same store gross profit on new retail vehicle sales decreased $0.1 million, or 6.5%, to $2.4 million for the three months ended June 30, 2006, from $2.5 million for the three months ended June 30, 2005. The decrease in gross profit is primarily attributable to the 4.9% decrease in unit sales. Similar to revenues, all dealerships, except Toyota, experienced a decrease in gross profit in 2006 compared to 2005. Although Nissan revenues were up compared to its predecessor Lincoln Mercury dealership, gross profit was down. Nissan vehicles typically generate a lower gross profit per vehicle than Lincoln Mercury vehicles.

Same store gross profit on used vehicle retail sales increased $0.1 million, or 6.8%, to $1.5 million for the three months ended June 30, 2006, from $1.4 million for the three months ended June 30, 2005. The overall increase is attributable to a 12.9% increase in average gross profit per unit, primarily attributable to increases at the Chevrolet and Ford dealerships. The increase at the Chevrolet dealership is primarily due to a change in the incentive pay plan of the used vehicle sales manager whereby his focus is more on used vehicle gross profit. The increase at the Ford dealership is primarily due to a change in sales management at the location. Gross profit on wholesale sales decreased approximately $0.1 million from the prior year period primarily due to a decrease in the wholesale price of trucks and sport utility vehicles.

Same store parts and service gross profit decreased $0.1 million or 3.3% to $2.9 million for the three months ended June 30, 2006 from $3.0 million for the three months ended June 30, 2005. The decrease is primarily due to the decrease in revenues combined with a decrease of less than 1% in gross profit percentage.

Selling, General and Administrative Expenses (“S,G&A”)

S,G&A decreased $0.4 million, or 5.1%, to $7.3 million for the three months ended June 30, 2006 from $7.7 million for the three months ended June 30, 2005. This decrease was primarily attributable to the transfer of the Westwood dealership ($0.4 million) in May 2005. On a same store basis, S,G&A remained constant at $7.3 million for the three months ended June 30, 2006 and 2005. Reductions in policy costs of $0.1 million due to a reduction in vehicles sold and a decrease in cost per unit (see Note 9 - warranties to the unaudited consolidated financial statements) and payroll and related costs of less than $0.1 million (primarily due to decreased gross profit) was offset by increased advertising costs of $0.1 million (needed to maintain sales levels) and increased litigation costs of less than $0.1 million (see Notes 9 and 10 to the unaudited consolidated financial statements).

Interest Expense

Interest expense increased $0.2 million to $1.1 million for the three months ended June 30, 2006 from $0.9 million for the three months ended June 30, 2005. The increase is primarily due to an increase in floorplan interest expense resulting from higher interest rates partially offset by decreased borrowings resulting from one less dealership in 2006 compared to 2005.

Other Income

In May 2005, Hometown completed the transfer of certain assets in relation to the settlement of litigation matters resulting in a gain of approximately $587,000 recorded in Other Income. See Note 15 - Commitments and Contingencies - Litigation to December 31, 2005 Form 10-K.

Income tax provision

The effective income tax rate was 40.2% in the quarter ended June 30, 2006 and 39.9% in the same period of 2005. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The rates reflect the expected effective tax rate for the year. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2006.

Net Income

Net income decreased $0.6 million to $0.3 million for the three months ended June 30, 2006, from $0.9 million for the three months ended June 30, 2005 primarily due to the $0.6 million gain discussed in Other Income above. See above for explanation of other changes.

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

The basic and diluted income per share for the three months ended June 30, 2006 is $0.05 and $0.04, respectively. The basic and diluted income per share for the three months ended June 30, 2005 is $0.14 and $0.13, respectively.

Six months ended June 30, 2006 compared with six months ended June 30, 2005.

Revenues	For the Six Months Ended
	June 30,		Increase%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

New vehicle data:
Retail revenues - same store	$58,429	$67,955	$(9,526)	(14.0)%
Retail revenues - other stores (1)	-	9,022	(9,022)	*
Total new retail revenues	58,429	76,977	(18,548)	(24.1)%

Fleet revenues - same store	2,268	1,693	575	34.0%
Total new vehicles revenues, as reported	$60,697	$78,670	$(17,973)	(22.8)%

New retail units - same store	2,330	2,638	(308)	(11.7)%
New retail units - other stores (1)	-	245	(245)	*
Fleet units	106	94	12	12.8%
Total new vehicle units	2,436	2,977	(541)	(18.2)%

Used vehicle data:
Retail revenues - same store	$23,611	$24,030	$(419)	(1.7)%
Retail revenues - other stores (1)	-	789	(789)	*
Total used retail revenues	23,611	$24,819	$(1,208)	(4.9)%

Wholesale revenues - same store	7,248	7,243	5	0.1%
Wholesale revenues - other stores (1)	-	419	(419)	*
Total wholesale revenues	7,248	7,662	(414)	(5.4)%

Total used vehicle revenue, as reported	$30,859	$32,481	$(1,622)	(5.0)%

Used retail units - same store	1,433	1,449	(16)	(1.1)%
Used retail units - other stores (1)	-	45	(45)	*
Used wholesale units - same store	1,359	1,580	(221)	(14.0)%
Used wholesale units - other stores (1)	-	59	(59)	*
Total used units	2,792	3,133	(341)	(10.9)%

Parts and service:
Parts and service revenues - same store	$10,548	$10,559	$(11)	(0.1)%
Parts and service revenues - other stores (1)	-	1,506	(1,506)	*
Total parts and service revenue	$10,548	$12,065	$(1,517)	(12.6)%

Other revenues, net:
Other revenues, net - same store	$3,913	$3,835	$78	2.0%
Other revenues, net - other stores (1)	-	118	(118)	*
Total other revenues, net, as reported	$3,913	$3,953	$(40)	(1.0)%

Total revenue:
Same store	$106,017	$115,315	$(9,298)	(8.1)%
Other stores (1)	-	11,854	(11,854)	*
Total revenue, as reported	$106,017	$127,169	$(21,152)	(16.6)%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005.

* - Percentage is 100% or greater.

The percentages used in the revenues discussion below are from the above table.

Total revenue decreased $21.2 million, or 16.6% to $106.0 million for six months ended June 30, 2006 from $127.2 million for six months ended June 30, 2005. Same store revenues decreased $9.3 million, or 8.1% to $106.0 million for six months ended June 30, 2006 from $115.3 million for six months ended June 30, 2005.

Same store new retail revenues decreased $9.6 million, or 14.0% to $58.4 million for the six months ended June 30, 2006 from $68.0 million for the six months ended June 30, 2005. This decrease was attributable to the 11.7% decrease in units ($8.0 million) sold in 2006 compared to 2005 combined with a 2.7% decrease in average revenue per unit sold ($1.6 million) in 2006 compared to 2005. The Nissan dealership has sold more units compared to its predecessor Lincoln Mercury brand. All other Hometown dealerships experienced a decrease in unit sales and new retail revenues from 2005 to 2006, with the domestic brands having the largest percentage declines over the prior year. The year to date unit decrease is from both cars and trucks, but the drop off in truck sales continued during the second quarter whereas car sales were consistent with the prior year. The decrease in truck sales contributed to the decrease in the average revenue per unit. This is consistent with national trends. Buyers have been opting for higher gas mileage vehicles and have been buying fewer trucks, including more expensive sport utility vehicles. Ford, Chevrolet and Chrysler unit sales were down from 23% - 39% from 2005 to 2006. These decreases were in line with decreases at non-Hometown dealerships in Hometown’s area, some of which were larger or smaller than Hometown’s declines. Chevrolet was benefited in 2005 with an employee-pricing program, which caused in increase in unit sale during the 2005 period. Chevrolet did not offer this program during the 2006 period. Toyota unit sales were down nearly 4%, which is similar to non-Hometown dealerships in Hometown’s area. Also one Toyota facility has been adversely affected by not having the Scion vehicle available for sale. Fleet revenues increased from 2005 levels, but do not contribute significantly to profits.

Same store used vehicle retail revenues decreased $0.4 million, or 1.7% to $23.6 million for the six months ended June 30, 2006 from $24.0 million for the six months ended June 30, 2005. This decrease was primarily attributable to a 1.1% decrease in units sold ($0.3 million) and was primarily due to decreases at the remaining Lincoln Mercury dealership which experienced a large drop off in traffic in the store during the second quarter. Same store wholesale revenues remained constant at $7.2 million for the six months ended June 30, 2006 and 2005. A decrease in units was offset by an increase in average selling price. The increase in average selling price for wholesale units is also a function of the retail sales unit volume, which is down over the prior year and is even lower than historical levels. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices.

Same store parts and service revenues decreased less than $0.1 million or 0.1% to $10.5 million for the six months ended June 30, 2006 from $10.6 million for the six months ended June 30, 2005. Increases at Nissan ($0.2 million), Mazda and Toyota (together totaling $0.1 million) were offset by decreases at Lincoln Mercury ($0.1 million), Chevrolet ($0.1 million), and Ford ($0.1 million). The Nissan dealership has experienced an increase in parts and service revenue since changing from a Lincoln Mercury dealership due to a higher amount of Nissan customers in their area. The domestic brands have had decreasing new car sales, which has been causing a decrease in their service customer base.

Same store other dealership revenues increased $0.1 million or 2.0% to $3.9 million for the six months ended June 30, 2006 from $3.8 million for the six months ended June 30, 2005. A decrease in new vehicle finance revenue (due to a decrease in vehicles sold combined with decreased revenue earned on each financing transaction) was offset by an increase in extended warranty revenues and miscellaneous other revenues.

Gross Profit	For the Six Months Ended
	June 30,		Increase%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

New vehicle data:
Retail gross profit - same store	$4,153	$4,688	$(535)	(11.4)%
Retail gross profit - other stores (1)	-	464	(464)	*
Total new retail gross profit	4,153	5,152	(999)	(19.4)%

Fleet gross profit	17	15	2	13.3%
Total new vehicles gross profit, as reported	$4,170	$5,167	$(997)	(19.3)%
Gross profit percentage	6.9%	6.6%

New retail units - same store	2,330	2,638	(308)	(11.7)%
New retail units - other stores (1)	-	245	(245)	*
Fleet units	106	94	12	12.8%
Total new vehicle units	2,436	2,977	(541)	(18.2)%

Used vehicle data:
Retail gross profit - same store	$2,962	$2,718	$244	9.0%
Retail gross profit - other stores (1)	-	106	(106)	*
Total used retail gross profit	2,962	2,824	138	4.9%

Wholesale gross profit - same store	133	292	(159)	(54.5)%
Wholesale gross profit - other stores (1)	-	(6)	6	*
Total wholesale gross profit	133	286	(153)	(53.5)%

Total used vehicle gross profit, as reported	$3,095	$3,110	$(15)	(0.5)%
Gross profit percentage	10.0%	9.6%

Used retail units - same store	1,433	1,449	(16)	1.1%
Used retail units - other stores (1)	-	45	(45)	*
Used wholesale units - same store	1,359	1,580	(221)	(14.0)%
Used wholesale units - other stores (1)	-	59	(59)	*
Total used units	2,792	3,133	(341)	(10.9)%

Parts and service:
Parts and service gross profit - same store	$5,622	$5,690	$(68)	(1.2)%
Parts and service gross profit - other stores (1)	-	862	(862)	*
Total parts and service revenue	$5,622	$6,552	$(930)	(14.2)%
Gross profit percentage	53.3%	54.3%

Other gross profit:
Other gross profit - same store	$3,913	$3,835	$78	2.0%
Other gross profit - other stores (1)	-	118	(118)	*
Total other gross profit, as reported	$3,919	$3,953	$(40)	(1.0)%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$1,040	$938	$102	10.8%
Other gross profit PVR - other stores (1)	-	407	(407)	*
Total other gross profit PVR, as reported	$1,040	$903	$137	15.1%

Gross Profit -(continued)	For the Six Months Ended
	June 30,		Increase%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

Total gross profit:
Same store	$16,800	$17,238	$(438)	(2.5)%
Other stores (1)	-	1,544	(1,544)	*
Total gross profit, as reported	$16,800	$18,782	$(1,982)	(10.6)%
Gross profit percentage	15.8%	14.8%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005.

* - Percentage is 100% or greater.

The percentages used in the gross profit discussion below are from the above table.

Total gross profit decreased $2.0 million, or 10.6%, to $16.8 million for the six months ended June 30, 2006, from $18.8 million for the six months ended June 30, 2005. Same store total gross profit decreased $0.4 million, or 2.5% to $16.8 million for the six months ended June 30, 2006, from $17.2 million for the six months ended June 30, 2005. Same store gross profit on new retail vehicle sales decreased $0.5 million, or 11.4%, to $4.2 million for the six months ended June 30, 2006, from $4.7 million for the six months ended June 30, 2005. The decrease in gross profit is directly attributable to the 11.7% decrease in unit sales discussed in revenues. All dealerships, except Toyota, experienced a decrease in new vehicle gross profit in 2006 compared to 2005.

Same store gross profit on used vehicle retail sales increased $0.3 million, or 9.0%, to $3.0 million for the six months ended June 30, 2006, from $2.7 million for the six months ended June 30, 2005. The overall increase is attributable to a 10.2% increase in average gross profit per unit, primarily attributable to increases at the Chevrolet and Ford dealerships. The increase at the Chevrolet dealership is primarily due to a change in the incentive pay plan of the used vehicle sales manager whereby his focus is more on used vehicle gross profit. The increase at the Ford dealership is primarily due to a change in sales management at the location. Gross profit on wholesale sales decreased less than $0.2 million from the prior year period primarily due to a decrease in the wholesale price of trucks and sport utility vehicles.

Same store parts and service gross profit decreased $0.1 million or 1.2% to $5.6 million for the six months ended June 30, 2006 from $5.7 million for the six months ended June 30, 2005. Increases at Nissan and Mazda (together totaling $0.1 million) were offset by decreases at Lincoln Mercury, Ford, Chrysler and Chevrolet (together totaling $0.2 million). The Nissan dealership has experienced an increase in parts and service revenue since changing from a Lincoln Mercury dealership due to a higher amount of Nissan customers in their area. The overall decrease of $0.1 million is primarily due to a decrease of less than 1% in gross profit percentage.

Selling, General and Administrative Expenses (“S,G&A”)

S,G&A decreased $1.2 million, or 7.6%, to $14.5 million for the six months ended June 30, 2006 from $15.7 million for the six months ended June 30, 2005. This decrease was primarily attributable to the transfer of the Westwood dealership ($1.3 million) in May 2005. On a same store basis, S,G&A increased $0.1 million, or 0.1%, to $14.5 million for the six months ended June 30, 2006 from $14.4 million for the six months ended June 30, 2005. Reductions in payroll and related costs of $0.1 million (due to decreased gross profit on a same store basis) and reductions in policy costs of $0.1 million due to a decrease in vehicles sold and cost per vehicle (see Note 9 - warranties to the unaudited consolidated financial statements) was offset by (i) increased advertising costs of $0.1 million (needed to maintain sales levels), (ii) the write-off of deferred finance fees of $0.1 million (due to the refinancing of debt, see Note 8 to the unaudited consolidated financial statements), and (iii) various other costs of $0.1 million.

Other Income

In May 2005, Hometown completed the transfer of certain assets in relation to the settlement of litigation matters resulting in a gain of approximately $587,000 recorded in Other Income. See Note 15 - Commitments and Contingencies - Litigation to December 31, 2005 Form 10-K.

Interest Expense

Interest expense increased $1.3 million to $3.1 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005. The increase is primarily due to a $1.0 million prepayment penalty associated with a debt refinancing as part of the Nissan acquisition (see Note 8 to the unaudited consolidated financial statements.) and an increase in floorplan interest expense ($0.2 million) resulting from higher interest rates partially offset by decreased borrowings primarily resulting from one less dealership in 2006 compared to 2005.

Income tax provision (benefit)

The effective income tax rate was 40.4% in the six months ended June 30, 2006 and 40.0% in the same period of 2005. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The rates reflect the expected effective tax rate for the year. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2006.

Net Income (Loss)

Net income decreased $1.6 million to a loss of $0.4 million for the six months ended June 30, 2006, from income of $1.2 million for the six months ended June 30, 2005 primarily due to the $1.0 million prepayment penalty in 2006 discussed above in Interest Expense above combined with the $0.6 million gain in 2005 discussed above in Other Income. See above for explanation of other changes.

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

The basic and diluted income (loss) per share for the six months ended June 30, 2006 and 2005 is $(0.05) and $0.17, respectively.

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

Cash and Cash Equivalents

Total cash and cash equivalents was $5.5 million and $6.5 million at June 30, 2006 and December 31, 2005, respectively.

Cash Flow from Operations

The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

	Six months ended June 30,
(in thousands)	2006	2005

Net cash provided by (used in) operating activities	$(3,077)	$2,943
Net cash (used in) investing activities	(2,264)	(91)
Net cash provided by (used in) financing activities	4,357	(3,903)

Net (decrease) in cash and cash equivalents	$(984)	$(1,051)

For the six months ended June 30, 2006, net cash used in operating activities of $3.1 million primarily consists of: (i) net loss of $0.4 million less non-cash items of $.5 million (totaling $0.1 million), (ii) an increase in inventory of $1.2 million combined with the decrease in floor plan liability - trade of $1.5 million, (iii) an increase in accounts receivable of $0.2 million, primarily due to an increase in revenues in June 2006 compared to December 2005 and (iv) an increase in prepaid taxes, expenses and other current assets of $0.4 million, primarily due to prepayments of income taxes, insurance and advertising. Inventory and related floor plan liability (trade and non-trade) increased $1.2 million and $0.9 million, respectively, due to an anticipated increase in sales expected in the summer months. The difference between the two increases is due to the timing of floorplan payoffs. Net cash used in investing activities of $2.3 million is primarily due to the acquisition of the Nissan franchise ($2.0 million, see Note 8 to the unaudited consolidated financial statements) and $0.3 million of miscellaneous capital expenditures, primarily dealership equipment, signage and leasehold improvements. Net cash provided by financing activities of $4.4 million is due to (i) proceeds from long-term borrowings of $7.7 million (primarily used as follows: $2.0 million was used to purchase the Nissan Franchise discussed above, $4.3 million to refinance the Baystate mortgage loan and $1.0 million to pay the prepayment penalty. See Note 8 to the unaudited consolidated financial statements), (ii) the net change (increase) in non-trade floorplan notes payable of $2.3 million (see operating activities discussion above), partially offset by principal payments of long-term debt and capital lease obligations of $5.7 million ($4.3 million of which was to pay off the Baystate loan discussed above which was refinanced with a different bank).

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

Capital Expenditures

Capital expenditures for fiscal 2006 are expected to be $0.4 million, consisting primarily of equipment purchases, signage and building and leasehold improvements.

Receivables

Hometown had $4.5 million in accounts receivable, net at June 30, 2006 compared to $4.3 million at December 31, 2005. A substantial portion of those receivables, $2.1 million and $1.8 million as of June 30, 2006 and December 31, 2005, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. Of the remaining amount, $1.5 million and $0.9 million as of June 30, 2006 and December 31, 2005, respectively, represents amounts due from manufactures for such items as warranty claims and incentive reimbursements. These categories increased from December 31, 2005 primarily due to a 28% increase in dealerships revenue in the second quarter of 2006 compared to the fourth quarter of 2005. Also, certain receivables due from manufacturers are due on a quarterly basis. Other receivables, net of the allowance for doubtful accounts, decreased to $0.6 million at June 30, 2006 from $1.2 million at December 31, 2005, primarily due to a decrease of fleet sales receivables at June 30, 2006. Parts and service receivables were $0.3 million and $0.4 million as of June 30, 2006 and December 31, 2005, respectively.

In assessing our allowance for doubtful accounts, we consider historical losses as well as current performance with respect to past due accounts. The allowance for doubtful accounts is $0.2 million at both June 30, 2006 and December 31, 2005.

Inventories

Hometown had $35.8 million in inventories, net at June 30, 2006 compared to $33.5 million at December 31, 2005. The majority of inventory, $25.6 million and $24.5 million as of June 30, 2006 and December 31, 2005, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.4 million at both June 30, 2006 and December 31, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts (trade and non-trade) outstanding at June 30, 2006 of $33.8 million, a 1% change in the prime rate would result in a $0.3 million change to annual floor plan interest expense.

At June 30, 2006, Hometown invested $4.5 million of excess cash, of which $1.8 million was invested in money market accounts paying a weighted average interest rate of 4.09% at June 30, 2006, and $2.7 million was invested in a Ford Motor Credit Company cash management account paying interest of 9.00% at June 30, 2006. The cash management account interest rate is tied to the rate charged on Hometown’s floor plan financing arrangement.

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

At June 30, 2006, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

Hometown Auto Retailers, Inc.

August 10, 2006	By: /s/ Corey E. Shaker
Date	Corey E. Shaker
President and Chief Executive Officer

August 10, 2006	By: /s/ Charles F. Schwartz
Date	Charles F. Schwartz
Chief Financial Officer