Form 10-Q
period 2006-09-30
HOMETOWN AUTO RETAILERS INC
filed 2006-11-13
CIK 1061117

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title	Outstanding As of November 7, 2006

Common Stock, Class A, par value $.001 per share	3,910,137
Common Stock, Class B, par value $.001 per share	2,579,252

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

HOMETOWN AUTO RETAILERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)

Current Assets:
Cash and cash equivalents	$6,352	$6,453
Accounts receivable, net	4,857	4,330
Inventories, net	31,064	33,542
Prepaid expenses and other current assets	760	568
Deferred and prepaid income taxes	1,039	1,039

Total current assets	44,072	45,932

Property and equipment, net	12,616	13,035
Other assets	4,691	2,919

Total assets	$61,379	$61,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Floor plan notes payable - trade	$5,040	$6,697
Floor plan notes payable - non-trade	24,913	26,265
Accounts payable and accrued expenses	4,090	3,909
Current maturities of long-term debt and capital lease obligations	1,316	5,245
Deferred revenue	148	207

Total current liabilities	35,507	42,323

Long-term debt and capital lease obligations	14,206	7,884
Other long-term liabilities and deferred revenue	61	128

Total liabilities	49,774	50,335

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, Class A, $.001 par value, 12,000,000 shares authorized, 3,910,137 shares issued and outstanding for both periods	4	4
Common stock, Class B, $.001 par value, 3,760,000 shares authorized, 2,579,252 shares issued and outstanding for both periods	2	2
Additional paid-in capital	29,032	29,022
Accumulated deficit	(17,433)	(17,477)

Total stockholders' equity	11,605	11,551

Total liabilities and stockholders' equity	$61,379	$61,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenues
New vehicle sales	$35,122	$38,543	$95,819	$117,213
Used vehicle sales	15,576	15,723	46,435	48,204
Parts and service sales	5,469	5,246	16,017	17,311
Other, net	1,960	1,881	5,873	5,834

Total revenues	58,127	61,393	164,144	188,562

Cost of sales
New vehicle	32,611	35,956	89,138	109,459
Used vehicle	14,070	14,280	41,834	43,651
Parts and service	2,541	2,372	7,467	7,885

Total cost of sales	49,222	52,608	138,439	160,995

Gross profit	8,905	8,785	25,705	27,567

Selling, general and administrative expenses	7,289	7,749	21,798	23,457

Income from operations	1,616	1,036	3,907	4,110

Interest income	105	64	298	193
Interest (expense)	(1,053)	(802)	(4,122)	(2,646)
Other income	4	-	12	591
Other (expense)	-	-	(20)	-

Pre-tax income	672	298	75	2,248
Income tax provision	272	119	31	899

Net income	$400	$179	$44	$1,349

Earnings per share, basic	$0.06	$0.03	$0.01	$0.20

Earnings per share, diluted	$0.06	$0.03	$0.01	$0.20

Weighted average shares outstanding, basic	6,489,389	6,451,128	6,489,389	6,660,012
Weighted average shares outstanding, diluted	6,657,479	6,646,549	6,645,245	6,811,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance at December 31, 2004 (Restated)	3,870	$4	3,519	$3	$30,017	$(18,769)	$11,255
Net income	-	-	-	-	-	1,349	1,349
Exercise of stock options	40	-	-	-	47	-	47
Litigation Settlement	-	-	(940)	(1)	(1,042)	-	(1,043)

Balance at September 30, 2005 (Restated)	3,910	$4	2,579	$2	$29,022	$(17,420)	$11,608

Balance at December 31, 2005	3,910	$4	2,579	$2	$29,022	$(17,477)	$11,551
Net income	-	-	-	-	-	44	44
Stock option expense	-	-	-	-	10	-	10

Balance at September 30, 2006	3,910	$4	2,579	$2	$29,032	$(17,433)	$11,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMETOWN AUTO RETAILERS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months ended September 30,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44	$1,349
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	955	965
Loss on sale of fixed assets	19	-
(Gain) on disposal of dealership	-	(587)
Deferred income taxes	31	899
Stock option expense	10	-
Changes in assets and liabilities:
Accounts receivable, net	(527)	275
Inventories, net	3,912	9,347
Prepaid expenses and other current assets	(192)	(154)
Prepaid taxes	(282)	(176)
Other assets	103	18
Floor plan notes payable - trade	(1,657)	(5,336)
Accounts payable and accrued expenses	181	(859)
Deferred revenue - current	(59)	(287)
Other long-term liabilities and deferred revenue	(67)	(144)
Net cash provided by operating activities	2,471	5,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(303)	(132)
Proceeds from sale of property and equipment	1	-
Acquisition of Nissan franchise	(2,101)	-
Net cash (used in) investing activities	(2,403)	(132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from floor plan notes payable - non-trade	131,292	121,793
Payment of floor plan notes payable - non-trade	(132,644)	(125,924)
Principal payments of long-term debt and capital lease obligations	(6,478)	(1,614)
Proceeds from long-term borrowings	7,661	225
Exercise of stock options and warrants	-	47
Net cash (used in) financing activities	(169)	(5,473)

Net (decrease) in cash and cash equivalents	(101)	(295)
CASH AND CASH EQUIVALENTS, beginning of period	6,453	6,101

CASH AND CASH EQUIVALENTS, end of period	$6,352	$5,806

Cash paid for - Interest	$4,159	$2,717
Cash paid for - Taxes	$282	$176
Purchases financed by capital lease obligations	$1,563	$801

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

The effect of this restatement was to increase pre-tax income $60,000 and $173,000 for the three and nine months ended September 30, 2005, respectively. The after tax effects was to increase net income by $36,000 and $104,000 for the three and nine months ended September 30, 2005, respectively. The effect of these adjustments for the three months ended September 30, 2005 was to increase basic and diluted earnings per share by $0.01. The effect of these adjustments was to increase basic and diluted earnings per share by $0.01 and $0.02, respectively for the nine months ended September 30, 2005.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At September 30, 2006, Hometown had $173,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2006 (remaining period) - $47,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets. As of September 30, 2006 Hometown has other deferred revenues of $25,000.

The effect of the restatement on the financial statement items affected follows:

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$1,821	$1,881	$5,661	$5,834
Total revenues	$61,333	$61,393	$188,389	$188,562

Gross profit	$8,725	$8,785	$27,394	$27,567

Income from operations	$976	$1,036	$3,937	$4,110

Pre-tax income	$238	$298	$2,075	$2,248
Provision for income taxes	$95	$119	$830	$899
Net income	$143	$179	$1,245	$1,349

Earnings per share, basic	$0.02	$0.03	$0.19	$0.20

Earnings per share, diluted	$0.02	$0.03	$0.18	$0.20

Statements of Cash Flows:

Net income			$1,245	$1,349
Deferred income taxes			$830	$899
Deferred revenue - current			$(235)	$(287)
Other long-term liabilities and deferred revenue			$(23)	$(144)
Net cash provided by operating activities			$5,310	$5,310

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 (restated), the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 (restated), are unaudited. (See Note 2) The consolidated financial statements include all significant majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were omitted. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, which are included in Hometown’s filings of its amended annual report on Form 10-K.

The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on estimates and judgments of management. Actual results could differ from those estimates.

Stock-based Compensation

At September 30, 2006, Hometown has one stock-based employee compensation plan, the 1998 Stock Option Plan (the “Stock Option Plan”). In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and was effective for annual periods beginning after June 15, 2005. As of January 1, 2006, Hometown adopted SFAS 123R using the modified prospective transition method. Accordingly, Hometown’s unaudited consolidated financial statements for prior periods have not been restated to reflect the adoption of SFAS 123R.

For the three and nine months ended September 30, 2006, Hometown recognized approximately $3,000 and $10,000 pre-tax, respectively ($1,800 and $6,000 after-tax, respectively) of non-cash compensation expense (included in Selling, General and Administrative expense in the 2006 Unaudited Consolidated Statement of Operations) attributable to stock options that vested subsequent to December 31, 2005. Hometown used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. As of September 30, 2006 there was $17,000 of total unrecognized compensation cost related to non-vested stock options, which will be recognized over a three-year period.

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

A summary of stock option transactions is as follows for the nine months ended September 30, 2006.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	497,500	$1.03	2.50
Options granted	-	-
Exercised	-	-
Canceled	(220,000)	$1.63
Options outstanding at September 30, 2006	277,500	$0.56	3.27	$106,894
Options exercisable at September 30, 2006	264,167	$0.53	3.01	$ 93,609

A summary of non-vested stock option transactions is as follows for the nine months ended September 30, 2006.

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested stock options at December 31, 2005	39,999	$0.67
Options granted	-	-
Vested	(25,833)	$0.50
Canceled	(833)	$0.67
Non-vested stock options at September 30, 2006	13,333	$1.01

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed.

The Company’s pro forma net income and pro forma earnings per share were as follows:

(in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$179	$1,349
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2)	(7)
Pro forma net income	$177	$1,342

Earnings per share:
Basic, as reported	$0.03	$0.20
Basic, pro forma	$0.03	$0.20
[Missing Graphic Reference]
Diluted, as reported	$0.03	$0.20
Diluted, pro forma	$0.03	$0.20

(1)	All awards refer to awards granted, modified, or settled in fiscal periods since plan inception in 1998; that is, awards for which the fair value was required to be measured under Statement 123

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

4. EARNINGS PER SHARE / STOCKHOLDERS EQUITY

“Basic earnings per share” is computed by dividing net income by the weighted average common shares outstanding. “Diluted earnings per share” is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities. Options to purchase approximately 278,000 and 498,000 shares of common stock were outstanding as of September 30, 2006 and 2005, respectively.

Basic and diluted weighted average shares for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Basic, Weighted Average Shares	6,489,389	6,451,128	6,489,389	6,660,012

Common Stock Equivalents	168,090	195,421	155,856	151,915
Diluted, Weighted Average Shares	6,657,479	6,646,549	6,645,245	6,811,927

Basic weighted average shares reflect a reduction of 940,000 Class B shares from the settlement of the Vergopia litigation on March 3, 2005. These shares have been cancelled as of May 13, 2005. Also, the nine months ended September 30, 2005 includes a gain on the transfer of the Westwood dealership of $587,000.

The common stock equivalents are options whose exercise price is less than the average market price of the common shares during the period. For the three and nine months ended September 30, 2006, no options were excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2005, options to purchase 217,000 shares of Hometown common stock were excluded from the calculation of diluted income per share due to the option prices being greater than the average market price of the common shares during the period.

The basic and diluted income per share for the three and nine months ended September 30, 2006 is $0.06 and $0.01, respectively. The basic and diluted income per share for the three and nine months ended September 30, 2005 is $0.03 and $0.20 respectively.

5. INVENTORIES

New, used and demonstrator vehicles are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories, net consist of the following:

(in thousands)	9/30/06	12/31/05

New Vehicles	$21,564	$24,474
Used Vehicles	7,658	7,284
Parts, accessories and other	1,842	1,784

Total Inventories	$31,064	$33,542

The lower of cost or market adjustment was $0.4 million at September 30, 2006 and December 31, 2005.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2006 and December 31, 2005, Hometown’s intangible assets consisted of the following:

(in thousands)	9/30/06	12/31/05

Goodwill	$1,539	$-
Manufacturer franchise rights	562	-
Deferred finance charges	62	272
Accumulated amortization	(54)	(142)
Franchise fee	10	10
Accumulated amortization	(6)	(5)

Net intangible assets	$2,113	$135

These assets are included in Other Assets in the consolidated financial statements. During the first quarter of 2006, $0.1 million of deferred financing charges was expensed (resulting from a debt refinancing in February 2006, see Note 8) and is included in Selling, General and Administrative expenses in the accompanying Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2006.

In connection with the acquisition of a Nissan franchise (see Note 8), a formal appraisal of the assets acquired was completed. Based on this appraisal, Hometown recorded $1.5 million as goodwill and $0.6 million as manufacturer franchise rights. Goodwill represents the excess cost of the business acquired over the fair market value of the identifiable net assets.

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

8. NISSAN FRANCHISE ACQUISITION / LONG-TERM DEBT

On February 9, 2006 Hometown completed the acquisition of a Nissan franchise. Pursuant to the terms of the Asset and Franchise Purchase Agreement, Hometown purchased a Nissan sales and service franchise and certain assets including certain new parts and accessories, special tools and new vehicle inventory. Hometown did not assume any liabilities. Hometown has accounted for the acquisition using the purchase method. The purchase price including acquisition costs was $2.1 million (recorded as goodwill of $1.5 million and franchise rights of $0.6 million and is included in Other Assets, Note 6) plus approximately $0.1 million for certain special tools and parts and accessories. In addition, Hometown received a credit for holdbacks, floor plan assistance and advertising credits of less than $0.1 million and assumed the new vehicle inventory on hand which was financed under Hometown’s existing floor plan financing with Ford Motor Credit Corporation. A formal appraisal of the assets acquired was completed which determined the allocation of the purchase price to the assets acquired.

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

The Mortgage Loan bears interest at a rate, variable monthly, equal to 2.75% per annum above the LIBOR Rate (effective rate of 8.09% at September 30, 2006), and is payable in 59 unequal, consecutive monthly installments of principal commencing on the first day of the second month following the closing, together with accrued interest, based upon a 240 month amortization, with a final balloon payment due upon maturity five (5) years from the first payment date.

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

The Capital Loan bears interest at a variable rate, equal to 2.50% per annum above the Prime Rate (effective rate of 10.75% at September 30, 2006), and is payable in 59 consecutive monthly installments of principal in the amount of $12,500 each commencing on the fifteenth day of the first month following the closing, together with accrued interest, with a final balloon payment due upon maturity five (5) years from the closing date. The Capital Loan was made to Hometown Auto Framingham, Inc. (the “Borrower”) by the Lender and is unconditionally guaranteed by the following corporate subsidiaries of Hometown (collectively, the “Corporate Guarantors”): Bay State Realty Holdings, Inc., Family Ford, Inc., Shakers, Inc., Hometown Brattleboro, Inc., Shaker Auto Group, Inc., and by certain shareholders. The Capital Loan is secured by a first security interest in the Borrower’s and each Corporate Guarantor’s personal property, and is also “cross-defaulted” and “cross-collateralized” with: (i) the Mortgage Loan from Lender to Bay State Realty Holdings, Inc. recited above; (ii) a Wholesale Line of Credit made by Lender to Hometown Auto Framingham, Inc. dated March 2, 2001; (iii) a Wholesale Line of Credit made by Lender to Family Ford, Inc. dated February 28, 2001; (iv) a Wholesale Line of Credit made by Lender to Shakers Inc. dated February 28, 2001; (v) a Wholesale Line of Credit made by Lender to Hometown Brattleboro, Inc. dated March 2, 2001; (vi) any and all other loans now or hereafter outstanding made by Lender to Borrower and/or the Guarantors; and (vii) any and all extensions, increases, amendments, renewals and modifications of the foregoing obligations.

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

9.  COMMITMENTS AND CONTINGENCIES

Litigation

Hometown Auto Retailers, Inc. d/b/a Muller Toyota, Inc. was named as one of about 1,667 defendants in a complaint filed by Maryann Cerbo, et. al. in the Superior Court of New Jersey in Bergen County and allegedly served upon Hometown on December 30, 2004.  The action was brought on behalf of about 111 named plaintiffs and purportedly on behalf of a class of individuals and companies who purchased or leased a motor vehicle from the defendants. Plaintiffs contended that the defendants (a) "overcharged" for registration and/or title fees; (b) failed to properly itemize documentary costs and governmental costs; (c) charged grossly excessive documentary fees not reasonably related to costs; and (d) failed to disclose that the defendants are not required to perform certain documentary services.  Plaintiffs attempted to name as defendants all franchised automobile dealers in the State of New Jersey, as well as a large assortment of other persons and entities.  There were no allegations that Hometown ever performed any services for any of the named plaintiffs.  Hometown accepted a settlement offer by the class which provided for a payment of legal fees to plaintiffs' counsel, administrative fees of the Settlement Administrator and the refunding to any consumers that file a valid claim with the Settlement Administrator that they were "overcharged."  The settlement was approved at a "fairness hearing" by the Court on November 2, 2006. Hometown presently anticipates that the additional net expense after applicable insurance will be approximately $40,000. Hometown does not believe that the payments made or to be made as part of the settlement of this case will have a material adverse effect upon Hometown’s consolidated financial position or results of operations.

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

Hometown records a reserve referred to as “policy” for used vehicle warranties and the labor portion of service warranties based on available historical information. Also included in this reserve are (i) the costs associated with free products or services that may be offered to a retail customer for purposes of maintaining goodwill with that particular service customer or new or used vehicle customer, or (ii) the free products or service may be part of a service maintenance program whereby customers may receive certain services for free if they maintain a certain level of service at the dealership. At September 30, 2006 and December 31, 2005, Hometown has a reserve of $238,000 and $202,000, respectively. The reserve is based on the last three months of used vehicle units sold and the average cost of repairs, including free parts and service, over the last twelve months. While Hometown believes its estimated liability for product warranties and free parts and service is adequate and that the judgment applied is appropriate, the estimated liability for product warranties and free parts and service could differ materially from future actual costs.

Reserve for Policy Work	Balance At Beginning of Year	Additions To Costs and Expenses	Deductions	Balance At End of Quarter

Nine Months Ended September 30, 2006	$202,000	$672,000	$(636,000)	$238,000

Other revenues generated by sales of extended service plans, finance, insurance and other do not have any Hometown warranties attached to the sale, except for certain sales prior to July 1, 2003 in Connecticut dealerships discussed in Note 2.

Franchise Agreements

Toyota Motor Sales, U.S.A., Inc. has extended Hometown’s current Toyota Dealer Agreement on a periodic basis since March of 2003. The most recent extension was for a period of three months through January 10, 2007. Previously on March 13, 2003, Hometown was notified by Toyota Motor Sales, U.S.A., that Hometown must correct certain operational deficiencies or make substantial progress toward rectifying such deficiencies. Toyota had previously expressed concerns that the financial resources of the Toyota dealerships were being used to finance the cash flow deficits of other Hometown dealerships and that because of this the financial health of the Toyota dealerships were detrimentally affected by a net working capital deficiency. Toyota requested and Hometown provided a written action plan and consolidated financial forecast. Toyota also expressed concerns about the impact of Ford Motor Credit’s financing terms upon the Toyota dealerships and the existing litigation, which has now been settled. Hometown developed and implemented plans to correct the operational deficiencies that would bring Hometown into compliance. Hometown has obtained written confirmations from Ford Motor Credit in response to Toyota’s requests for information relating to financing arrangements. In addition, Hometown has improved net working capital through the sale of a Chrysler/Jeep sales and service franchise in the second quarter of 2003 and advances on warranty income from Hometown’s Extended Service Plan vendor. Hometown has been in regular contact with Toyota to review the efforts of Hometown to resolve the deficiencies alleged by Toyota. The two Toyota dealerships for the fiscal year ended December 31, 2005 had combined revenues of $104.0 million and pre-tax income before allocation of corporate costs of $2.4 million. Hometown believes that it has corrected the alleged net working capital deficiency for the Toyota dealerships and that it has undertaken reasonable steps to alleviate the concerns expressed by Toyota. However, there can be no assurance that Toyota will enter into a new dealer agreement with Hometown and Toyota has reserved the right to terminate the Toyota Dealership Agreements if sufficient progress is not made to correct the alleged deficiencies. Should Hometown be notified by Toyota that they intend to terminate the Toyota Dealership Agreements, Hometown believes it would have a reasonable amount of time to cure the defaults.

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

Following the filing of the lawsuit, the parties engaged in negotiations to resolve the lawsuit and entered into the Settlement Agreement on June 7, 2006. Under the terms of the Settlement Agreement, Hometown agreed, among other things, to enter into a merger between Hometown and Newco, a newly organized corporation, (the “Merger”) pursuant to which the Public Stockholders will receive $2.40 in cash (reduced by certain legal fees) for each share of Hometown’s Class A Common Stock, which they own. The Court of Chancery approved the Settlement Agreement on July 27, 2006. The Court also awarded plaintiffs’ counsel attorneys’ fees and expenses in the amount of $300,000. Accordingly, if the Merger is consummated, the Public Stockholders will receive approximately $2.30 per share. See Note 9 - “Litigation”.

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

Immediately following the consummation of the Merger and the Exchanges, the Shaker Group will be the owners of Shaker Auto Group and the New England Subsidiaries and will no longer have any interest in Hometown, and Hometown will no longer have any interest in Shaker Auto Group or any of the New England Subsidiaries. In addition, the Muller Group will hold 367,500 shares of Class A Common Stock and 776,752 shares of Class B Common Stock, representing 100% of the issued and outstanding shares of common stock of Hometown. [Note: Hometown Class B Common Stock has 10 for 1 voting rights versus Class A Common Stock, which are voted on a 1 to 1 basis.]

In order to consummate the Merger and the Exchanges, the Company anticipates that it will raise approximately $9.5 million by borrowing or by other capital raising events such as a sale of assets or by a combination thereof. The capital raised will be applied to (a) the $7.0 million cost to purchase the outstanding shares of Class A Common Stock and the options to acquire shares of Class A Common Stock from the Public Stockholders in connection with the Merger; and (b) the $5.0 million cash contribution to Shaker Auto Group in connection with the Exchanges. The additional $2.5 million required to complete the foregoing transactions and expected additional split-off costs and associated severance costs of $0.5 million will be paid out of existing Hometown cash on hand.

As of September 30, 2006, Hometown has incurred approximately $0.8 million in costs related to the Exchanges and related lawsuit (see Note 9 - Litigation), which amount has been expensed and is included in Selling General and Administrative Expenses on Hometown’s Consolidated Statements of Operations. Approximately $0.1 million of these costs were incurred and expensed in the nine months ended September 30, 2006, with the remainder in the year ended December 31, 2005.

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

The effect of this restatement was to increase pre-tax income $60,000 and $173,000 for the three and nine months ended September 30, 2005, respectively. The after tax effects was to increase net income by $36,000 and $104,000 for the three and nine months ended September 30, 2005, respectively. The effect of these adjustments for the three months ended September 30, 2005 was to increase basic and diluted earnings per share by $0.01. The effect of these adjustments was to increase basic and diluted earnings per share by $0.01 and $0.02, respectively for the nine months ended September 30, 2005.

Deferred revenue recorded as of June 30, 2003, will continue to be taken into income over the remaining life of the contract. At September 30, 2006, Hometown had $173,000 of related deferred revenue remaining. This deferred revenue will be recognized over the next three years as follows: 2006 (remaining period) - $47,000, 2007 - $100,000 and 2008 - $26,000. These revenues are recorded in Revenues, Other in the Statement of Operations. The recognition of deferred revenues does not generate a cash tax effect as the recording of deferred revenues generates a deferred tax asset; therefore the recognition of this income causes a reduction of deferred tax assets. As of September 30, 2006 Hometown has other deferred revenues of $25,000.

The effect of the restatement on the financial statement items affected follows:

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Previously	Restated	Previously	Restated
	Reported		Reported
Statements of Operations:

Other revenues, net	$1,821	$1,881	$5,661	$5,834
Total revenues	$61,333	$61,393	$188,389	$188,562

Gross profit	$8,725	$8,785	$27,394	$27,567

Income from operations	$976	$1,036	$3,937	$4,110

Pre-tax income	$238	$298	$2,075	$2,248
Provision for income taxes	$95	$119	$830	$899
Net income	$143	$179	$1,245	$1,349

Earnings per share, basic	$0.02	$0.03	$0.19	$0.20

Earnings per share, diluted	$0.02	$0.03	$0.18	$0.20

Statements of Cash Flows:

Net income			$1,245	$1,349
Deferred income taxes			$830	$899
Deferred revenue - current			$(235)	$(287)
Other long-term liabilities and deferred revenue			$(23)	$(144)
Net cash provided by operating activities			$5,310	$5,310

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

Selling, general and administrative expenses (“SG&A”) consist of: compensation and related taxes and benefits, advertising, building costs (rent, utilities, real estate taxes, depreciation), data processing and other operating expenses. A large amount of compensation is variable in that it is commission based and certain significant expenses, such as advertising, are controllable. Hometown also includes certain distribution costs in SG&A, which other similar companies may include in cost of sales. These costs total $0.1 million in the three months ended September 30, 2006 and 2005, and $0.3 million and $0.2 million in the nine months ended September 30, 2006 and 2005, respectively.

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

Three months ended September 30, 2006 compared with three months ended September 30, 2005.

Revenues	For the Three Months Ended September 30,		Increase	%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

New vehicle data:
Retail revenues	$34,580	$37,922	$(3,342)	(8.8)%
Fleet revenues	542	621	(79)	(12.7)%
Total new vehicles revenues, as reported	$35,122	$38,543	$(3,421)	(8.9)%

New retail units	1,375	1,484	(109)	(7.3)%
Fleet units	33	38	(5)	(13.2)%
Total new vehicle units	1,408	1,522	(114)	(7.5)%

Used vehicle data:
Retail revenues	$12,194	$12,151	$43	0.4%
Wholesale revenues	3,382	3,572	(190)	(5.3)%
Total used vehicle revenue, as reported	$15,576	$15,723	$(147)	(0.9)%

Used retail	760	745	15	2.0%
Used wholesale units	776	844	(68)	(8.1)%
Total used units	1,536	1,589	(53)	(3.3)%

Total parts and service revenue	$5,469	$5,246	$223	4.3%

Total other revenues, net	$1,960	$1,881	$79	4.2%

Total revenue	$58,127	$61,393	$(3,266)	(5.3)%

The percentages used in the revenues discussion below are from the above table.

The operations of Westwood Lincoln Mercury ceased during the second quarter of 2005. The dealerships in operation were the same during the three months ended September 30, 2006 compared to the three months ended September 30, 2005; therefore there is no separate comparison of same store revenues.

Total revenue decreased $3.3 million, or 5.3% to $58.1 million for three months ended September 30, 2006 from $61.4 million for three months ended September 30, 2005.

New retail revenues decreased $3.3 million, or 8.8% to $34.6 million for the three months ended September 30, 2006 from $37.9 million for the three months ended September 30, 2005. This decrease was primarily attributable to the 7.3% decrease in units ($2.8 million) sold in 2006 compared to 2005. A 1.6% decrease in average revenue per unit sold in 2006 compared to 2005 contributed $0.5 million to the decrease. The unit decrease is due to a drop off in truck sales during the 2006 period, which in turn contributed to the decrease in the average revenue per unit. This is consistent with national trends. Buyers have been opting for higher gas mileage vehicles and have been buying fewer trucks, which include more expensive sport utility vehicles. Many of Hometown’s domestic dealerships experienced a decrease in unit sales and new retail revenues from 2005 to 2006. Chrysler, Ford, Lincoln Mercury and Chevrolet unit sales were down from 12% - 38% from 2005 to 2006. The decreases at the other domestic dealerships were in line with decreases at non-Hometown dealerships in Hometown’s area, some of which were larger or smaller than Hometown’s declines. Ford was benefited in 2005 with the Family Plan, which caused an increase in unit sales during the 2005 period. Toyota unit sales were down 3%, which compares to an approximate 13% increase for non-Hometown dealerships in Hometown’s region. The Hometown dealerships relied heavily on truck and SUV sales and were carrying inventory accordingly. Car sales for Toyota began to increase but the dealerships were not carrying the appropriate vehicle inventory, which caused a reduction in the amount of potential sales. The inventory situation was corrected by the end of the third quarter. Also one Toyota facility has been adversely affected by not having the Scion vehicle available for sale. The Nissan dealership sold 35% more in unit sales compared to its predecessor Lincoln Mercury dealership. Also, the Mazda dealership sold 23% more units in 2006 than 2005 primarily due to a change in management at the dealership. Fleet revenues decreased from 2005 levels, but does not contribute significantly to profits.

Used vehicle retail revenues increased less than $0.1 million, or 0.4% remaining constant at $12.2 million for the three months ended September 30, 2006 and 2005. A 2.0% increase in units sold ($0.2 million) was substantially offset by a 1.6% decrease in average revenue per unit. Increases at Chevrolet, Chrysler and Mazda were partially offset by decreases at Hometowns other dealerships. The increase at the Chevrolet dealership is due to an increased focus on used vehicle sales vs. new vehicle sales that began earlier in the year. Chrysler has also increased its focus on used vehicles. The increase at Mazda was due the same management change referred to in the new vehicle section discussion above. Partially offsetting this was a decrease at the remaining Lincoln Mercury dealership, which experienced a large drop off in traffic in the store that began in the second quarter and continued through the third quarter. Also, the Nissan dealership has not sold as many used vehicle units as the predecessor Lincoln Mercury dealership. Wholesale revenues decreased $0.2 million, or 5.3% to $3.4 million for the three months ended September 30, 2006 from $3.6 million for the three months ended September 30, 2005. A decrease in units ($0.3 million) was partially offset by a 3.0% increase in average selling price. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices.

Parts and service revenues increased $0.3 million or 4.3% to $5.5 million for the three months ended September 30, 2006 from $5.2 million for the three months ended September 30, 2005. The increase was primarily due to the new Nissan dealership (more than $0.2 million). The Nissan dealership has experienced an increase in parts and service revenue since changing from a Lincoln Mercury dealership due to a higher amount of Nissan customers in their area.

Other dealership revenues increased $0.1 million, or 4.2% to $2.0 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. An increase in extended warranty revenues and miscellaneous other revenues were partially offset by a decrease in new vehicle finance revenue (due to a decrease in vehicles sold combined with decreased revenue earned on each financing transaction).

Gross Profit	For the Three Months Ended September 30,		Increase	%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

New vehicle data:
Retail gross profit - same store	$2,505	$2,568	$(63)	(2.5)%
Retail gross profit - other stores (1)	-	13	(13)	*
Total new retail gross profit	2,505	2,581	(76)	(2.9)%

Fleet gross profit	6	6	-	-
Total new vehicles gross profit, as reported	$2,511	$2,587	$(76)	(2.9)%
Gross profit percentage	7.1%	6.7%

New retail units - same store	1,375	1,484	(109)	(7.3)%
New retail units - other stores (1)	-	-	-	-
Fleet units	33	38	(5)	(13.2)%
Total new vehicle units	1,408	1,522	(114)	(7.5)%

Gross Profit -(continued)	For the Three Months Ended September 30,		Increase	%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

Used vehicle data:
Retail gross profit - same store	$1,556	$1,452	$104	7.2%
Retail gross profit - other stores (1)	-	19	(19)	*
Total used retail gross profit	1,556	1,471	85	5.8%

Wholesale gross profit - same store	(50)	(28)	(22)	(78.6)%
Wholesale gross profit - other stores (1)	-	-	-	-
Total wholesale gross profit	(50)	(28)	(22)	(78.6)%

Total used vehicle gross profit, as reported	$1,506	$1,443	$63	4.4%
Gross profit percentage	9.7%	9.2%

Used retail units - same store	760	745	15	2.0%
Used retail units - other stores (1)	-	-	-	-
Used wholesale units - same store	776	844	(68)	(8.1)%
Used wholesale units - other stores (1)	-	-	-	-
Total used units	1,536	1,589	(53)	(3.3)%

Parts and service:
Parts and service gross profit - same store	$2,928	$2,874	$54	1.9%
Parts and service gross profit - other stores (1)	-	-	-	-
Total parts and service revenue	$2,928	$2,874	$54	1.9%
Gross profit percentage	53.5%	54.8%

Other gross profit:
Other gross profit - same store	$1,960	$1,881	$79	4.2%
Other gross profit - other stores (1)	-	-	-	-
Total other gross profit, as reported	$1,960	$1,881	$79	4.2%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$918	$844	$74	8.8%
Other gross profit PVR - other stores (1)	-	-	-	-
Total other gross profit PVR, as reported	$918	$844	$74	8.8%

Total gross profit:
Same store	$8,905	$8,753	$152	1.7%
Other stores (1)	-	32	(32)	*
Total gross profit, as reported	$8,905	$8,785	$120	1.4%
Gross profit percentage	15.3%	14.3%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005.

* - Percentage is 100% or greater.

The percentages used in the gross profit discussion below are from the above table.

The operations of Westwood Lincoln Mercury ceased during the second quarter of 2005. The dealerships in operation were the same during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Gross profit reported for Westwood during the 2005 third quarter was minimal.

Total gross profit decreased $0.1 million, or 1.4%, to $8.9 million for the three months ended September 30, 2006, from $8.8 million for the three months ended September 30, 2005. Same store gross profit on new retail vehicle sales decreased $0.1 million, or 2.5%, to $2.5 million for the three months ended September 30, 2006, from $2.6 million for the three months ended September 30, 2005. Similar to revenues, the decrease in gross profit is primarily attributable to the 7.3% decrease in unit sales. This was partially offset by a 5.3% increase in average gross profit per unit due to improved vehicle mix. Although Nissan revenues were up compared to its predecessor Lincoln Mercury dealership, gross profit was down. Nissan vehicles typically generate a lower gross profit per vehicle than Lincoln Mercury vehicles.

Same store gross profit on used vehicle retail sales increased $0.1 million, or 7.2%, to $1.6 million for the three months ended September 30, 2006, from $1.5 million for the three months ended September 30, 2005. The increase is attributable to a 2.0% increase in units sold combined with a 5.1% increase in average gross profit per unit. The dealerships have continued to focus on generating a higher gross profit per vehicle sold. Gross profit on wholesale sales decreased slightly from the prior year period.

Same store parts and service gross profit increased less than $0.1 million or 1.9% remaining at $2.9 million for the three months ended September 30, 2006 and September 30, 2005. The increase is primarily due to the increase in revenues discussed above.

Selling, General and Administrative Expenses (“S,G&A”)

S,G&A decreased $0.4 million, or 5.2%, to $7.3 million for the three months ended September 30, 2006 from $7.7 million for the three months ended September 30, 2005. Reported S,G&A is the same as same store S,G&A due to the operations of Westwood Lincoln Mercury ceasing during the second quarter of 2005. The 2005 period included $0.5 million in costs associated with the Exchange Agreement (see Notes 9 and 10 to the unaudited consolidated financial statements) in excess of the comparable 2006 period. Partially offsetting this was increased advertising costs of $0.1 million in 2006 compared to 2005 (needed to maintain sales levels).

Interest Expense

Interest expense increased $0.3 million to $1.1 million for the three months ended September 30, 2006 from $0.8 million for the three months ended September 30, 2005. The increase is primarily due to an increase in floorplan interest expense resulting from higher interest rates combined with increased borrowings resulting from higher average inventories in 2006 compared to 2005.

Income tax provision

The effective income tax rate was 40.5% in the quarter ended September 30, 2006 and 40.0% in the same period of 2005. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The rates reflect the expected effective tax rate for the year. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2006.

Net Income

Net income increased $0.2 million to $0.4 million for the three months ended September 30, 2006, from $0.2 million for the three months ended September 30, 2005 for the various reasons discussed above.

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

The basic and diluted income per share for the three months ended September 30, 2006 and 2005 is $0.06 and $0.03, respectively.

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005.

Revenues	For the Nine Months Ended September 30,		Increase	%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

New vehicle data:
Retail revenues - same store	$93,009	$105,877	$(12,868)	(12.2)%
Retail revenues - other stores (1)	-	9,022	(9,022)	*
Total new retail revenues	93,009	114,899	(21,890)	(19.1)%

Fleet revenues - same store	2,810	2,314	496	21.4%
Total new vehicles revenues, as reported	$95,819	$117,213	$(21,394)	(18.3)%

New retail units - same store	3,705	4,122	(417)	(10.1)%
New retail units - other stores (1)	-	245	(245)	*
Fleet units	139	132	7	5.3%
Total new vehicle units	3,844	4,499	(655)	(14.6)%

Used vehicle data:
Retail revenues - same store	$35,805	$36,181	$(376)	(1.0)%
Retail revenues - other stores (1)	-	789	(789)	*
Total used retail revenues	35,805	36,970	$(1,165)	(3.2)%

Wholesale revenues - same store	10,630	10,815	(185)	(1.7)%
Wholesale revenues - other stores (1)	-	419	(419)	*
Total wholesale revenues	10,630	11,234	(604)	(5.4)%

Total used vehicle revenue, as reported	$46,435	$48,204	$(1,769)	(3.7)%

Used retail units - same store	2,193	2,194	(1)	(0.0)%
Used retail units - other stores (1)	-	45	(45)	*
Used wholesale units - same store	2,135	2,424	(289)	(11.9)%
Used wholesale units - other stores (1)	-	59	(59)	*
Total used units	4,328	4,722	(394)	(8.3)%

Parts and service:
Parts and service revenues - same store	$16,017	$15,804	$213	1.3%
Parts and service revenues - other stores (1)	-	1,507	(1,507)	*
Total parts and service revenue	$16,017	$17,311	$(1,294)	(7.5)%

Other revenues, net:
Other revenues, net - same store	$5,873	$5,715	$158	2.8%
Other revenues, net - other stores (1)	-	119	(119)	*
Total other revenues, net, as reported	$5,873	$5,834	$39	0.7%

Total revenue:
Same store	$164,144	$176,706	$(12,562)	(7.1)%
Other stores (1)	-	11,856	(11,856)	*
Total revenue, as reported	$164,144	$188,562	$(24,418)	(12.9)%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005.

* - Percentage is 100% or greater.

The percentages used in the revenues discussion below are from the above table.

Total revenue decreased $24.5 million, or 12.9% to $164.1 million for nine months ended September 30, 2006 from $188.6 million for nine months ended September 30, 2005. Same store revenues decreased $12.6 million, or 7.1% to $164.1 million for nine months ended September 30, 2006 from $176.7 million for nine months ended September 30, 2005.

Same store new retail revenues decreased $12.9 million, or 12.2% to $93.0 million for the nine months ended September 30, 2006 from $105.9 million for the nine months ended September 30, 2005. This decrease was primarily attributable to the 10.1% decrease in units ($10.7 million) sold in 2006 compared to 2005 combined with a 2.3% decrease in average revenue per unit sold ($2.2 million) in 2006 compared to 2005. The Nissan dealership has sold more units compared to its predecessor Lincoln Mercury brand and the Mazda dealership was within three units of the 2005 level. All other Hometown dealerships experienced a decrease in unit sales and new retail revenues from 2005 to 2006, with the domestic brands having the largest percentage declines over the prior year. The year to date unit decrease is from both cars and trucks, but the drop off in truck sales continued during the third quarter whereas car sales were consistent with the prior year. The decrease in truck sales contributed to the decrease in the average revenue per unit. This is consistent with national trends. Buyers have been opting for higher gas mileage vehicles and have been buying fewer trucks, including more expensive sport utility vehicles. Lincoln Mercury, Ford, Chrysler and Chevrolet unit sales were down from 16% - 34% from 2005 to 2006. These decreases were in line with decreases at non-Hometown dealerships in Hometown’s area, some of which were larger or smaller than Hometown’s declines. Ford was benefited in 2005 with the Family Plan, which caused an increase in unit sales during the 2005 period. Chevrolet was benefited in 2005 with an employee-pricing program, which caused an increase in unit sales during the 2005 period. Chevrolet did not offer this program during the 2006 period. Toyota unit sales were down nearly 4%, which compares to an approximate 11% increase for non-Hometown dealerships in Hometown’s region. The Hometown dealerships relied heavily on truck and SUV sales and were carrying inventory accordingly. Car sales for Toyota began to increase but the dealerships were not carrying the appropriate vehicle inventory, which caused a reduction in the amount of potential sales. The inventory situation was corrected by the end of the third quarter. Also one Toyota facility has been adversely affected by not having the Scion vehicle available for sale. Fleet revenues increased from 2005 levels, but do not contribute significantly to profits.

Same store used vehicle retail revenues decreased $0.4 million, or 1.0% to $35.8 million for the nine months ended September 30, 2006 from $36.2 million for the nine months ended September 30, 2005. This decrease was due to a 1.0% decrease in average revenue per unit and was primarily due to a decrease at the remaining Lincoln Mercury dealership which experienced a large drop off in traffic in the store that began in the second quarter and continued through the third quarter. Also, the Nissan dealership has not sold as many used vehicle units as the predecessor Lincoln Mercury dealership. This was partially offset by an increase at the Chevrolet dealership due to an increased focus on used vehicle sales vs. new vehicle sales. Also, the Mazda dealership had increased vehicle sales primarily due to a change in management at the dealership that occurred during the third quarter. Same store wholesale revenues decreased $0.2 million, or 1.7% to $10.6 million for the nine months ended September 30, 2006 from $10.8 million for the nine months ended September 30, 2005. A decrease in units was partially offset by an increase in average selling price. High quality vehicles that were taken as trade-ins at the time of new vehicle purchases, were not all sold at retail, necessitating being sold at wholesale, generating higher prices.

Same store parts and service revenues increased $0.2 million or 1.3% to $16.0 million for the nine months ended September 30, 2006 from $15.8 million for the nine months ended September 30, 2005. Increases at the Nissan ($0.5 million) and Mazda ($0.1 million) dealerships were partially offset by decreases at the Chevrolet ($0.1 million) and the remaining Lincoln Mercury ($0.2 million) dealerships. The Nissan dealership has experienced an increase in parts and service revenue since changing from a Lincoln Mercury dealership due to a higher amount of Nissan customers in their area. Mazda also experienced an increase primarily due to continuing to build on its service customer base, as the brand has only been sold by Hometown since 1999. The domestic brands have had decreasing new car sales, which has been causing a decrease in their service customer base making it difficult to increase parts and service revenues.

Same store other dealership revenues increased $0.2 million or 2.8% to $5.9 million for the nine months ended September 30, 2006 from $5.7 million for the nine months ended September 30, 2005. An increase in extended warranty revenues and miscellaneous other revenues were partially offset by a decrease in new vehicle finance revenue (due to a decrease in vehicles sold combined with decreased revenue earned on each financing transaction).

Gross Profit	For the Nine Months Ended September 30,		Increase	%
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

New vehicle data:
Retail gross profit - same store	$6,658	$7,256	$(598)	(8.2)%
Retail gross profit - other stores (1)	-	477	(477)	*
Total new retail gross profit	6,658	7,733	(1,075)	(13.9)%

Fleet gross profit	23	21	2	9.5%
Total new vehicles gross profit, as reported	$6,681	$7,754	$(1,073)	(13.8)%
Gross profit percentage	7.0%	6.6%

New retail units - same store	3,705	4,122	(417)	(10.1)%
New retail units - other stores (1)	-	245	(245)	*
Fleet units	139	132	7	5.3%
Total new vehicle units	3,844	4,499	(655)	(14.6)%

Used vehicle data:
Retail gross profit - same store	$4,518	$4,170	$348	8.3%
Retail gross profit - other stores (1)	-	125	(125)	*
Total used retail gross profit	4,518	4,295	223	5.2%

Wholesale gross profit - same store	83	264	(181)	(68.6)%
Wholesale gross profit - other stores (1)	-	(6)	6	*
Total wholesale gross profit	83	258	(175)	(67.8)%

Total used vehicle gross profit, as reported	$4,601	$4,553	$48	1.1%
Gross profit percentage	9.9%	9.4%

Used retail units - same store	2,193	2,194	(1)	0.0%
Used retail units - other stores (1)	-	45	(45)	*
Used wholesale units - same store	2,135	2,424	(289)	(11.9)%
Used wholesale units - other stores (1)	-	59	(59)	*
Total used units	4,328	4,722	(394)	(8.3)%

Parts and service:
Parts and service gross profit - same store	$8,550	$8,563	$(13)	(0.2)%
Parts and service gross profit - other stores (1)	-	863	(863)	*
Total parts and service revenue	$8,550	$9,426	$(876)	(9.3)%
Gross profit percentage	53.4%	54.5%

Gross Profit -(continued)	For the Nine Months Ended September 30,		Increase
(in thousands, except per vehicle data)	2006	2005	(Decrease)	Change

Other gross profit:
Other gross profit - same store	$5,873	$5,715	$158	2.8%
Other gross profit - other stores (1)	-	119	(119)	*
Total other gross profit, as reported	$5,873	$5,834	$39	0.7%
Gross profit percentage	100.0%	100.0%

Other gross profit PVR - same store	$996	$905	$91	10.0%
Other gross profit PVR - other stores (1)	-	410	(410)	*
Total other gross profit PVR, as reported	$996	$883	$113	12.8%

Total gross profit:
Same store	$25,705	$25,989	$(284)	(1.1)%
Other stores (1)	-	1,578	(1,578)	*
Total gross profit, as reported	$25,705	$27,567	$(1,862)	(6.8)%
Gross profit percentage	15.7%	14.6%

(1) Represents the Westwood Lincoln Mercury dealership operations transferred on May 11, 2005.

* - Percentage is 100% or greater.

The percentages used in the gross profit discussion below are from the above table.

Total gross profit decreased $1.9 million, or 6.8%, to $25.7 million for the nine months ended September 30, 2006, from $27.6 million for the nine months ended September 30, 2005. Same store total gross profit decreased $0.3 million, or 1.1% to $25.7 million for the nine months ended September 30, 2006, from $26.0 million for the nine months ended September 30, 2005. Same store gross profit on new retail vehicle sales decreased $0.6 million, or 8.2%, to $6.7 million for the nine months ended September 30, 2006, from $7.3 million for the nine months ended September 30, 2005. Similar to the decrease in revenues, the decrease in gross profit is primarily attributable to the 10.1% decrease in unit sales discussed in revenues. All dealerships, except Mazda and Toyota, experienced a decrease in new vehicle gross profit in 2006 compared to 2005. Both Mazda and Toyota were able to generate an increase in average gross profit per unit causing the favorable comparison to 2005. Although Nissan revenues were up compared to its predecessor Lincoln Mercury dealership, gross profit was down. Nissan vehicles typically generate a lower gross profit per vehicle than Lincoln Mercury vehicles.

Same store gross profit on used vehicle retail sales increased $0.3 million, or 8.3%, to $4.5 million for the nine months ended September 30, 2006, from $4.2 million for the nine months ended September 30, 2005. The overall increase is attributable to an 8.4% increase in average gross profit per unit. The improvement is similar to the change in revenues discussed above. The majority of the increase was due to the Chevrolet dealership and is primarily due to a change in the incentive pay plan of the used vehicle sales manager whereby his focus is more on used vehicle gross profit. Gross profit on wholesale sales decreased $0.2 million from the prior year period primarily due to a decrease in the wholesale price of trucks and sport utility vehicles.

Same store parts and service gross profit decreased less than $0.1 million or 0.2% remaining at $8.6 million for the nine months ended September 30, 2006 and September 30, 2005. An increase in gross profit due to increases in revenues (discussed above) was offset by a decrease in the gross profit percentage.

Selling, General and Administrative Expenses (“S,G&A”)

S,G&A decreased $1.7 million, or 7.2%, to $21.8 million for the nine months ended September 30, 2006 from $23.5 million for the nine months ended September 30, 2005. This decrease was primarily attributable to the transfer of the Westwood dealership ($1.3 million) in May 2005. On a same store basis, S,G&A decreased $0.4 million, or 1.8%, to $21.8 million for the nine months ended September 30, 2006 from $22.2 million for the nine months ended September 30, 2005. The 2005 period included $0.4 million in costs associated with the Exchange Agreement (see Notes 9 and 10 to the unaudited consolidated financial statements) in excess of the comparable 2006 period. Reductions in payroll and related costs of $0.1 million (due to decreased gross profit on a same store basis) and reductions in policy costs of $0.1 million due to a decrease in vehicles sold and cost per vehicle (see Note 9 - warranties to the unaudited consolidated financial statements) was partially offset by (i) increased advertising costs of $0.2 million (needed to maintain sales levels).

Interest Expense

Interest expense increased $1.5 million to $4.1 million for the nine months ended September 30, 2006 from $2.6 million for the nine months ended September 30, 2005. The increase is primarily due to a $1.0 million prepayment penalty associated with a debt refinancing as part of the Nissan acquisition (see Note 8 to the unaudited consolidated financial statements), and an increase in floorplan interest expense ($0.4 million) resulting from higher interest rates partially offset by decreased borrowings primarily resulting from one less dealership in 2006 compared to 2005.

Other Income

In May 2005, Hometown completed the transfer of certain assets in relation to the settlement of litigation matters resulting in a gain of approximately $587,000 recorded in Other Income. See Note 15 - Commitments and Contingencies - Litigation to December 31, 2005 Form 10-K.

Income tax provision

The effective income tax rate was 41.3% in the nine months ended September 30, 2006 and 40.0% in the same period of 2005. The rates were based on current forecasts of income before taxes, and current forecasts of permanent differences between tax and book income. The rates reflect the expected effective tax rate for the year. Deferred taxes, including the valuation allowance, will be reviewed throughout fiscal 2006.

Net Income

Net income decreased $1.3 million to less than $0.1 million for the nine months ended September 30, 2006, from income of $1.3 million for the nine months ended September 30, 2005 primarily due to the $1.0 million prepayment penalty in 2006 discussed above in Interest Expense above combined with the $0.6 million gain in 2005 discussed above in Other Income. See above for explanation of other changes.

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

The basic and diluted income per share for the nine months ended September 30, 2006 and 2005 is $0.01 and $0.20, respectively.

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

Cash and Cash Equivalents

Total cash and cash equivalents was $6.4 million and $6.5 million at September 30, 2006 and December 31, 2005, respectively.

Cash Flow from Operations

The following table sets forth the consolidated selected information from the unaudited statements of cash flows:

	Nine months ended September 30,
(in thousands)	2006	2005

Net cash provided by operating activities	$2,471	$5,310
Net cash (used in) investing activities	(2,403)	(132)
Net cash (used in) financing activities	(169)	(5,473)

Net (decrease) in cash and cash equivalents	$(101)	$(295)

For the nine months ended September 30, 2006, net cash provided by operating activities of $2.5 million primarily consists of: (i) net income of less than $0.1 million plus non-cash items of $1.0 million (totaling $1.1 million), (ii) a decrease in inventory of $3.9 million less the decrease in floor plan liability - trade of $1.7 million, and (iii) an increase in accounts payable and accrued expenses of $0.2 million primarily caused by an increase in sales and use tax payments due to an increase in revenues in September 2006 compared to December 2005; partially offset by (i) an increase in accounts receivable of $0.5 million, primarily due to an increase in revenues in September 2006 compared to December 2005 and (ii) an increase in prepaid taxes, expenses and other current assets of $0.5 million, primarily due to prepayments of income taxes, insurance and advertising. Inventory and related floor plan liability (trade and non-trade) decreased $3.9 million and $3.0 million, respectively, due to increased sales that take place in the summer months compared to the winter months. The difference between the two decreases is due to the timing of floorplan payoffs. Net cash used in investing activities of $2.4 million is primarily due to the acquisition of the Nissan franchise ($2.1 million, see Note 8 to the unaudited consolidated financial statements) and $0.3 million of miscellaneous capital expenditures, primarily dealership equipment, signage and leasehold improvements. Net cash used in financing activities of $0.2 million is due to proceeds from long-term borrowings of $7.7 million (primarily used as follows: $2.1 million was used to purchase the Nissan Franchise discussed above, $4.3 million to refinance the Baystate mortgage loan and $1.0 million to pay the prepayment penalty. See Note 8 to the unaudited consolidated financial statements), offset by (i) the net change (decrease) in non-trade floorplan notes payable of $1.4 million (see operating activities discussion above) and (ii) principal payments of long-term debt and capital lease obligations of $6.5 million ($4.3 million of which was to pay off the Baystate loan discussed above which was refinanced with a different bank).

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

Receivables

Hometown had $4.9 million in accounts receivable, net at September 30, 2006 compared to $4.3 million at December 31, 2005. A substantial portion of those receivables, $2.3 million and $1.8 million as of September 30, 2006 and December 31, 2005, respectively, are due from finance companies that provide or secure financing for customer purchases, and primarily represent contracts-in-transit. These amounts are typically received within seven days of the transaction. Of the remaining amount, $1.5 million and $0.9 million as of September 30, 2006 and December 31, 2005, respectively, represents amounts due from manufactures for such items as warranty claims and incentive reimbursements. These categories increased from December 31, 2005 primarily due to a 31% increase in dealerships revenue in the third quarter of 2006 compared to the fourth quarter of 2005. Also, certain receivables due from manufacturers are due on a quarterly basis. Other receivables, net of the allowance for doubtful accounts, decreased to $0.7 million at September 30, 2006 from $1.2 million at December 31, 2005, primarily due to a decrease of fleet sales receivables at September 30, 2006. Parts and service receivables were $0.4 million as of September 30, 2006 and December 31, 2005.

In assessing our allowance for doubtful accounts, we consider historical losses as well as current performance with respect to past due accounts. The allowance for doubtful accounts is $0.2 million at both September 30, 2006 and December 31, 2005.

Inventories

Hometown had $31.1 million in inventories, net at September 30, 2006 compared to $33.5 million at December 31, 2005. The majority of inventory, $21.6 million and $24.5 million as of September 30, 2006 and December 31, 2005, respectively, is new vehicle inventory. New, used and demonstrator vehicle values are stated at the lower of cost or market, determined on a specific unit basis. Parts and accessories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Hometown assesses the lower of cost or market reserve requirement for vehicles, on an individual unit basis, taking into consideration historical loss rates, the age and composition of the inventory and current market conditions. The lower of cost or market adjustment was $0.4 million at both September 30, 2006 and December 31, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our amounts outstanding under our floor plan financing arrangement, which bears interest at variable rates based on the prime or LIBOR borrowing rates. Based on floor plan amounts (trade and non-trade) outstanding at September 30, 2006 of $30.0 million, a 1% change in the prime rate would result in a $0.3 million change to annual floor plan interest expense.

At September 30, 2006, Hometown invested $4.5 million of excess cash, of which $0.8 million was invested in money market accounts paying a weighted average interest rate of 4.87% at September 30, 2006, and $3.7 million was invested in a Ford Motor Credit Company cash management account paying interest of 9.25% at September 30, 2006. The cash management account interest rate is tied to the rate charged on Hometown’s floor plan financing arrangement.

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

At September 30, 2006, management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation and subject to the foregoing, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

Hometown Auto Retailers, Inc.

November 10, 2006	By: /s/ Corey E. Shaker
Date	Corey E. Shaker
President and Chief Executive Officer

November 10, 2006	By: /s/ Charles F. Schwartz
Date	Charles F. Schwartz
Chief Financial Officer